Form 10-Q
period 2001-09-30
VECTREN UTILITY HOLDINGS INC
filed 2001-11-14
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ____

Commission file number 1-16739

                         VECTREN UTILITY HOLDINGS, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                      35-2104850
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47741
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                     -------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -Without par value         10          November 10, 2001
--------------------------------  ----------------  -----------------------
            Class                 Number of shares          Date

                                TABLE OF CONTENTS


Item                                                                  Page
Number                                                               Number
               PART I.  FINANCIAL INFORMATION
  1  Financial Statements (Unaudited)
     Vectren Utility Holdings, Inc. and Subsidiary Companies
       Condensed Consolidated Balance Sheets                          3 - 4
       Condensed Consolidated Statements of Operations                  5
       Condensed Consolidated Statements of Cash Flows                  6
     Notes to Unaudited Condensed Consolidated Unaudited
     Financial Statements                                             7 - 19
  2  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                              20 - 28
  3  Quantitative and Qualitative Disclosure About Market Risk       29 - 30

               PART II.  OTHER INFORMATION
  1  Legal Proceedings                                                  31
  6  Exhibits and Reports on Form 8-K                                   31
     Signatures                                                         32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                        September 30,   December 31,
                  ASSETS                                     2001           2000
                 ------                                  ----------     ----------
Utility Plant at original cost:
     Electric                                            $1,174,362     $1,175,552
     Gas                                                  1,527,431      1,552,825
                                                         ----------     ----------
                                                          2,701,793      2,728,377
     Less: accumulated depreciation and amortization      1,285,148      1,233,033
                                                         ----------     ----------
                                                          1,416,645      1,495,344
     Construction work in progress                          150,149         60,417
                                                         ----------     ----------
        Net utility plant                                 1,566,794      1,555,761
                                                         ----------     ----------

Current Assets:
     Cash and cash equivalents                                2,443          2,202
     Accounts receivable, less reserves of $5,924 and
        $5,602, respectively                                 95,035        173,300
     Accounts receivable from affiliated company             32,872         34,278
     Accrued unbilled revenues                               17,689        143,365
     Inventories                                             98,621         93,294
     Prepaid gas delivery service                            47,304         34,849
     Recoverable fuel and natural gas costs                  78,990         96,084
     Other current assets                                    52,579         36,086
                                                         ----------     ----------
        Total current assets                                425,533        613,458
                                                         ----------     ----------

Other Investments and Property:
     Nonutility property and other, net                       2,331          4,916
     Other investments                                        5,049          1,056
                                                         ----------     ----------
        Total other investments and property                  7,380          5,972
                                                         ----------     ----------

Other Assets:

     Deferred charges, net                                   21,760         19,985
     Goodwill, net                                          194,321        197,977
     Regulatory assets                                       52,860         52,246
                                                         ----------     ----------
        Total other assets                                  268,941        270,208
                                                         ----------     ----------

TOTAL ASSETS                                             $2,268,648     $2,445,399
                                                         ==========     ==========


            The accompanying notes are an integral part of these condensed consolidated financial statements.


             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                            September 30,   December 31,
            LIABILITIES AND SHAREHOLDER'S EQUITY                 2001           2000
            ------------------------------------             -----------    -----------
Capitalization:
    Common stock                                             $   350,674    $   221,254
    Retained earnings                                            318,845        350,537
    Accumulated comprehensive income                              (3,998)             -
                                                             -----------    -----------
       Total common shareholder's equity                         665,521        571,791
    Cumulative nonredeemable preferred stock of subsidiary             -          8,890
    Cumulative redeemable preferred stock of subsidiary                -          7,500
    Cumulative special preferred stock of subsidiary                 460            575
    Long-term debt, net of current maturities                    565,439        572,609
    Short-term borrowings, refinanced                                  -        129,420
                                                             -----------    -----------
          Total capitalization, net of current maturities      1,231,420      1,290,785
                                                             -----------    -----------

Commitments and Contingencies (Notes 10 through 13 )

Current Liabilities:
    Short-term borrowings, net of amounts refinanced             580,162        524,032
    Notes payable to affiliated company                                -          6,901
    Accounts payable to affiliated company                        62,821         25,425
    Accounts payable                                              65,229        239,257
    Dividends payable                                                  -            144
    Accrued taxes                                                 23,799         41,382
    Accrued interest                                               7,802          9,790
    Refunds to customers                                          17,688         15,343
    Deferred income taxes                                          6,723         16,531
    Other accrued liabilities                                     14,939         31,812
                                                             -----------    -----------
       Total current liabilities                                 779,163        910,617
                                                             -----------    -----------

Deferred Credits and Other Liabilities:
    Deferred income taxes                                        173,369        167,420
    Unamortized investment tax credits                            21,456         23,165
    Accrued postretirement benefits other than pensions           47,949         43,993
    Other                                                         15,291          9,419
                                                             -----------    -----------
       Total deferred credits and other liabilities              258,065        243,997
                                                             -----------    -----------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                   $ 2,268,648    $ 2,445,399
                                                             ===========    ===========


            The accompanying notes are an integral part of these condensed consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited - Thousands)

                                               Three Months              Nine Months
                                            Ended September 30,       Ended September 30,
                                         ------------------------   -----------------------
                                             2001         2000         2001         2000
                                         ----------    ----------   ----------   ----------
OPERATING REVENUES:
    Gas revenues                         $   97,578    $   90,156   $  774,265   $  391,486
    Electric revenues                       104,335        97,936      287,564      249,215
                                         ----------    ----------   ----------   ----------
      Total operating revenues              201,913       188,092    1,061,829      640,701
                                         ----------    ----------   ----------   ----------
COST OF OPERATING REVENUES:
    Cost of gas                              51,147        54,948      550,019      229,373
    Cost of fuel and purchased power         43,576        32,603      126,231       80,704
                                         ----------    ----------   ----------   ----------
      Total cost of operating revenues       94,723        87,551      676,250      310,077
                                         ----------    ----------   ----------   ----------

        Total margin                        107,190       100,541      385,579      330,624

OPERATING EXPENSES:
    Operations and maintenance               55,071        49,653      177,919      147,408
    Merger and integration costs              1,366           864        2,075       29,918
    Restructuring costs                       1,233             -       12,038            -
    Depreciation and amortization            24,604        19,813       74,132       60,164
    Income taxes                                794         5,254       11,269       19,438
    Taxes other than income taxes             8,633         5,768       38,384       20,752
                                         ----------    ----------   ----------   ----------
      Total operating expenses               91,701        81,352      315,817      277,680
                                         ----------    ----------   ----------   ----------

OPERATING INCOME                             15,489        19,189       69,762       52,944

OTHER INCOME-NET                               (189)        1,711        1,614        4,014

INTEREST EXPENSE                             15,542        10,426       52,278       30,063

PREFERRED DIVIDEND REQUIREMENT
    OF SUBSIDIARY                               268           241          748          776
                                         ----------    ----------   ----------   ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE           (510)       10,233       18,350       26,119

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE- NET OF TAX                -             -        3,938            -
                                         ----------    ----------   ----------   ----------

NET INCOME (LOSS)                        $     (510)   $   10,233   $   22,288   $   26,119
                                         ==========    ==========   ==========   ==========




            The accompanying notes are an integral part of these condensed consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)

                                                                               Nine Months
                                                                            Ended September 30,
                                                                           ----------------------
                                                                              2001         2000
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $  22,288    $  26,119
                                                                           ---------    ---------
     Adjustments to reconcile net income to cash provided
          from operating activities -
        Depreciation and amortization                                         74,132       60,164
        Preferred dividend requirement of subsidiary                             748          776
        Deferred income taxes and investment tax credits                      (3,197)     (16,917)
        Allowance for funds used during construction                          (1,409)        (436)
        Cumulative effect of change in accounting principle - net of tax      (3,938)           -
        Unrealized loss on derivatives                                         3,264            -
        Other non-cash income and expenses                                       152       (1,574)
     Changes in assets and liabilities -
        Receivables - net                                                    205,347       37,952
        Inventories                                                           (5,327)       7,729
        Prepaid gas delivery service                                         (12,455)     (25,851)
        Recoverable fuel and natural gas costs                                17,094      (25,095)
        Other current assets                                                 (16,416)      (9,667)
        Regulatory assets                                                       (614)       5,136
        Accounts payable, refunds to customers,
          other current liabilities                                         (157,708)      16,402
        Accrued taxes and interest                                           (19,571)     (14,740)
        Accrued post-retirement benefits other than pensions                   3,956        4,765
        Other assets and liabilities                                           4,802        5,955
                                                                           ---------    ---------
        Total adjustments                                                     88,860       44,599
                                                                           ---------    ---------
           Net cash flows from operating activities                          111,148       70,718
                                                                           ---------    ---------
CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES
     Issuance of common stock                                                129,420            -
     Retirement of and dividends on preferred stock                          (18,424)      (2,776)
     Retirement of long-term debt and other obligations                       (7,322)      (1,109)
     Net change in short-term borrowings                                     (80,191)      62,483
     Dividends paid on common stock                                          (46,652)     (41,589)
                                                                           ---------    ---------
           Net cash flows from (required for) financing activities           (23,169)      17,009
                                                                           ---------    ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Capital expenditures                                                    (85,828)     (81,807)
     Proceeds from sale of assets                                              1,119            -
     Other investments                                                        (3,029)        (999)
                                                                           ---------    ---------
           Net cash flows (required for) investing activities                (87,738)     (82,806)
                                                                           ---------    ---------

Net increase in cash                                                             241        4,921

Cash and cash equivalents at beginning of period                               2,202          802
                                                                           ---------    ---------

Cash and cash equivalents at end of period                                 $   2,443    $   5,723
                                                                           =========    =========



            The accompanying notes are an integral part of these condensed consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Organization and Nature of Operations

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations (defined hereafter).

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. Therefore, the reorganization of Indiana Gas and SIGECO into subsidiaries of VUHI has been accounted for as a combination of entities under common control. These transactions did not affect the preferred stock and debt securities of Indiana Gas and SIGECO.

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, the results of operations of the acquired assets are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

The Company's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and sale of electric power to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2000 filed in Amendment 3 to the Company's Registration Statement on Form 10. Because of the seasonal nature of the Company's operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company's results of operations are presented prior to certain reclassifications necessary to conform to the financial statement presentation of Vectren.

3.   Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $1.4 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2000 total $0.9 million and $29.9 million, respectively. Merger integration activities will be completed in 2001.

Since March 31, 2000, $34.8 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $19.3 million. Of this amount, $5.5 million related to employee and executive severance costs, $11.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At September 30, 2001, the accrual remaining for such costs totaled $1.8 million, all related to severance costs. Of the $34.8 million expensed, the remaining $15.5 million was expensed through September 30, 2001 ($13.4 million in 2000 and $2.1 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by the Company's subsidiaries are reflected in operation and maintenance expenses in the accompanying condensed consolidated financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional operation and maintenance expense of $2.7 million ($1.7 million after tax) and $8.2 million ($5.1 million after tax) for the three and nine months ended September 30, 2001, respectively, and $3.3 million ($2.0 million after tax) and $6.7 million ($4.1 million after tax) for the three and nine months ended September 30, 2000, respectively.

4.   Restructuring Costs

In June 2001, the management and board of directors of Vectren approved a plan to restructure primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations, corporate office, and certain non-regulated businesses. Charges of $10.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter totaled $1.2 million. In total, the Company has incurred restructuring charges of $12.0 million. These charges were comprised of $7.0 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $3.0 million for consulting fees incurred as of September 30, 2001.

Components of restructuring expense incurred through September 30, 2001 are as follows:

                                                  Incurred Expenses
                              Accrual for Cash  ----------------------   Total
In millions                       Payments      Paid in Cash  Non-Cash  Expense
                                  --------      ------------  --------  -------
Severance and related costs        $ 0.9           $ 5.3        $ 0.8    $ 7.0
Lease termination fees               2.0               -            -      2.0
Consulting fees                        -             3.0            -      3.0
                                  --------      ------------  --------  -------
             Total                 $ 2.9           $ 8.3        $ 0.8   $ 12.0
                                  ========      ============  ========  =======

The $7.0 million expensed for employee severance and related costs is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 60 employees have exited the business. The accrual for severance and related cots, lease termination costs and consulting fees, when first established, totaled $7.0 million, $2.0 million and $1.8 million, respectively. With the exception of cash payments, there have been no modifications to the restructuring accrual since it was established. The restructuring program will be completed during 2001.

5.   Preferred Stock of Subsidiary

In September 2001, SIGECO notified holders of its 4.80%, 4.75% and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.3464 in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.9694 in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.7339 in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding.

6.   Shareholder's Equity

Vectren At-Risk Compensation Plan
At Vectren's annual shareholders meeting on April 25, 2001, shareholders approved Vectren's At-Risk Compensation Plan. On May 1, 2001, per the terms of the plan, 4,000,000 shares of Vectren common stock were reserved for issuance in the form of stock options, restricted stock, and other awards. Approximately 785,000 stock options have been granted to employees of the Company.

7.   Long - Term Debt

In September 2001, the Company filed a shelf registration statement for $350.0 million aggregate principal amount of unsecured senior notes. When issued, these unsecured notes are to be guaranteed by the three operating utility companies:
SIGECO, Indiana Gas, and VEDO. The Company has no significant independent assets or operations other than the assets and operations of these subsidiary guarantors. These guarantees of the Company's debt are full and unconditional and joint and several.

In October 2001, the Company issued guaranteed senior unsecured notes priced with an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under the Company's short-term borrowing arrangements. The senior notes have no sinking fund requirement and are due October 2031. However, the senior notes may be called, in whole or in part, at any time after October, 2006 at 100% of the principal amount plus any accrued interest thereon.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Condensed Consolidated Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30% to 4.75%, and the interest rate on the $22.2 million Series C bonds increased from 4.45% to 5.00%.

8.   Short - Term Borrowings

The Company's credit facility was renewed in June 2001 and extended though June 2002. As part of the renewal, the capacity of the facility was decreased from $435.0 million to $350.0 million. As of December 31, 2000 the Company had classified $129.4 million of commercial paper as short-term borrowings, refinanced in capitalization in the Condensed Consolidated Balance Sheets. In February 2001, the Company repaid $129.4 million of commercial paper with proceeds received from an equity contribution by Vectren. Vectren funded the contribution with the proceeds from an offering of its common stock.

9.   Comprehensive Income

The difference between the Company's net income (loss) and other comprehensive income results principally from the market value fluctuation of the interest rate swaps designated as cash flow hedges.

Comprehensive income consists of the following:

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                 --------------------   --------------------
In thousands                                        2001       2000       2001        2000
                                                 ---------   --------   --------    --------
Net income (loss)                                $   (510)   $ 10,233   $ 22,288    $ 26,119
     Interest rate swaps and other, net of tax     (3,016)          -     (3,998)          -
                                                 --------    --------   --------    --------
Total comprehensive income (loss)                $ (3,526)   $ 10,233   $ 18,290    $ 26,119
                                                 ========    ========   ========    ========


10.  Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 11 regarding the Culley Generating Station Investigation Matter and Note 13 regarding ProLiance Energy, LLC.

11.  Environmental Matters

Clean Air Act
NOx SIP Call Matter. On October 27, 1998, the United States Environmental Protection Agency (USEPA) issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355) that required uniform nitrogen oxide (NOx) emissions reduction of 85% by utilities and other large sources in certain Midwestern states and the District of Columbia. These emission levels are below those already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

In their state implementation plans (SIPs), the USEPA encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from Midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport.

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost of the control equipment ranges from $175.0 million to $200.0 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses are estimated to be $8.0 million to $10.0 million. Through September 30, 2001, approximately $10.8 million has been expended. The Company's system-wide compliance is required by May 31, 2004 (the compliance date).

In April 2001, the Company initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown) with selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the Company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

In August 2001, the Indiana Utility Regulatory Commission (IURC) issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's project cost estimate for the construction, subject to periodic review of actual costs incurred, and (3) approves a mechanism for recovery of construction work in progress on an ongoing basis so that prior to an electric base rate case, the Company may recover its capital costs for the project, at its overall cost of capital, including a return on equity.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million complying with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station would be included in the $175.0 million to $200.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual and the plant continues to operate while the matter is being decided.

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

Manufactured Gas Plants
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.3 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50%.

With respect to insurance coverage, as of December 31, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

12.  Rate and Regulatory Matters

Gas Costs Proceedings
Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to a colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment (GCA) mechanisms.

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc. (CAC) regarding the IURC Order that disallowed $3.8 million of Indiana Gas' gas procurement costs for the 2000 - 2001 heating season, which was recognized in 2000. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the State of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other income, net in 2001. There was no impact to 2000 results of operations as a result of these contributions.

Purchased Power Costs
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

13.  Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand alone basis. For the three months ended September 30, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $16.2 million and $23.6 million, respectively. For the nine months ended September 30, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $88.9 million and $55.1 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2001 and 2000 were $7.3 million and $4.2 million respectively. Amounts paid for such purchases for the nine months ended September 30, 2001 and 2000 were $28.2 million and $14.3 million, respectively. Amounts charged by Vectren Fuels, Inc. are market based.

The Company also participates in a centralized cash management program with its parent, affiliated companies and banks, which permits funding of checks as they are presented.

ProLiance Energy Services, LLC (ProLiance), a non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to certain wholly owned subsidiaries of the Company. Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2001 and 2000 totaled $89.3 million and $81.2 million, respectively; and for the nine months ended September 30, 2001 and 2000 totaled $503.7 million and $217.5 million, respectively. Amounts charged by ProLiance are market based.

ProLiance began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. In March 2001, ProLiance began providing services to the Ohio operations. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulations by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the pricing of fees paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

As a result of an appeal of the IURC's order, on September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision with respect to Indiana Gas' and Citizens Gas' agreements with ProLiance in all respects. The IURC has recently commenced the processing of the further GCA proceeding regarding the issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing in the further proceeding and an evidentiary hearing is scheduled for 2002.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. In October 2001, the Antitrust Division of the Department of Justice informed the Company that it closed its investigation without further action.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by certain wholly owned subsidiaries of the Company. Purchases of these services for the three months ended September 30, 2001 and 2000 totaled $1.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2001 and 2000 totaled $5.8 million and $2.2 million, respectively. Amounts charged by CIGMA are market based.

Amounts owed to wholly owned subsidiaries of Vectren totaled $62.8 million and $32.3 million at September 30, 2001 and December 31, 2000, respectively, and are included in payables to affiliated company in the Condensed Consolidated Balance Sheets. Amounts due from wholly owned subsidiaries of Vectren totaled $32.9 million and $34.3 million at September 30, 2001 and December 31, 2000, respectively, and are included in accounts receivable from affiliated company in the Condensed Consolidated Balance Sheets.

Amounts owed to unconsolidated affiliates of Vectren totaled $25.1 million and $97.9 million at September 30, 2001 and December 31, 2000, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from unconsolidated affiliates of Vectren totaled $0.2 million at December 31, 2000 and are included in accounts receivable in the Condensed Consolidated Balance Sheets.

14.  Risk Management, Derivatives and New Accounting Principle

Risk Management
The Company is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk. The operations of the Company's regulated subsidiaries have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. (See Note 12 Rate and Regulatory Matters.)

The Company does engage in limited, wholesale power marketing activities that may expose the Company to commodity price risk associated with fluctuating electric power prices. These power marketing activities manage the utilization of its available electric generating capacity. Power marketing operations enter into forward contracts that commit the Company to purchase and sell electric power in the future.

Commodity price risk results from forward sales contracts that commit the Company to deliver electric power on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long term debt. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counterparty credit risk and market risk. The Company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company manages exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Accounting for Forward Contracts and Other Financial Instruments
Commodity Contracts. At origination all contracts to buy and sell electric power are designated as "physical," "other-than-trading" or "trading."

Power marketing contracts are designated as "physical" when there is intent and ability to physically deliver power from its unutilized generating capacity. Power marketing contracts are designated as "other-than-trading" when there is intent to receive power to manage base and peak load capacity. Both contract designations generally require settlement by physical delivery of electricity. However, certain of these contracts may be net settled in accordance with industry standards when unplanned outages, favorable pricing movements, and shifts in demand occur.

Prior to the adoption of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), contracts in the "physical" and "other-than-trading" portfolios received accounting recognition on settlement with revenues recorded in electric utility revenues and costs recorded in fuel for electric generation for those contracts fulfilled through generation and in purchased electric energy for contracts purchased in the wholesale energy market. Subsequent to the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

The Company may occasionally enter into forward purchase and sale contracts designated as "trading" that attempt to take advantage of short-term movement in commodity prices. Commodity contracts designated as "trading" are generally settled net in accordance with industry trading standards. These contracts are accounted for at market value. As of September 30, 2001, the Company has no contracts designated as "trading."

Contracts recorded at market value are recorded as assets or liabilities in the Condensed Consolidated Balance Sheets as deferred charges, net, other current assets, other accrued liabilities and other liabilities, as appropriate, and changes in market value are recorded in the Condensed Consolidated Statements of Operations as purchased electric energy. Market value is determined using quoted market prices from independent sources.

Financial Contracts. In September 2001, the Company entered into several forward starting interest rate swaps with a total notional amount of $200.0 million in anticipation of a public offering of long-term debt. The swaps fixed the interest rate at a level considered by management to be favorable. Upon issuance of the debt, the swaps will be settled, and the value at settlement will be amortized over the life of the debt, using the interest method. In December 2000, the Company entered into an interest rate swap used to hedge interest rate risk associated with variable rate short-term notes payable totaling $150.0 million. The swap was entered into concurrently with the issuance of the floating rate notes on December 28, 2000 and swaps the debt's variable interest rate of three-month LIBOR plus 0.75% for a fixed rate of 6.64%. The swap expires on December 27, 2001, the date that the debt agreement expires.

Prior to the adoption of SFAS 133, instruments hedging interest rate risk were accounted for upon settlement in interest expense. After adoption of SFAS 133, hedging instruments are carried at market value in deferred charges, net or other accrued liabilities, as appropriate, and changes in market value are recorded in accumulated other comprehensive income and recorded to interest expense as settled.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the Company's power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million net of tax) recorded as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of September 30, 2001, the Company has derivative assets resulting from its power marketing operations of $6.9 million classified in other current assets as well as derivative liabilities of $3.8 million classified in other current liabilities. Unrealized losses totaling $3.3 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001. Unrealized losses for the three months ended September 30, 2001 were $0.9 million.

Vectren has documented the hedging relationship between its interest rate swaps and underlying risks as well as its risk management objectives and anticipated effectiveness. The Company expects its hedges to be effective at hedging the cash flow related to the interest payments. Accordingly, the swaps have been designated as cash flow hedges. The adoption of SFAS 133 had no impact as the market value of the Company's cash flow hedges was zero.

As of September 30, 2001, the market value of the Company's interest rate swaps is $6.4 million and is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of 6.4 million ($4.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Of that amount, assuming current market conditions, $0.8 million after tax will be reclassified to interest expense by December 31, 2001.

15.  Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were two operating segments of the Company during the reported periods:
(1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment distributes, transports and sells natural gas in southwest and central Indiana and west central Ohio and is comprised of the operations of Indiana Gas, the Ohio operations and SIGECO's natural gas business. The Electric Utility Services segment generates, transmits, distributes and sells electricity within primarily southwestern Indiana and in periods of under utilized capacity, sells excess electricity to other wholesale customers. This segment is comprised of SIGECO's electric business.

Certain information relating to the Company's business segments is presented below:


                                         Three Months                    Nine Months
                                        Ended September 30,           Ended September 30,
                                    --------------------------    --------------------------
In thousands                            2001           2000           2001            2000
                                    -----------    -----------    -----------    -----------
Operating Revenues:
     Gas Utility Services           $    97,578    $    90,156    $   774,265    $   391,486
     Electric Utility Services          104,335         97,936        287,564        249,215
                                    -----------    -----------    -----------    -----------
         Total operating revenues   $   201,913    $   188,092    $ 1,061,829    $   640,701
                                    ===========    ===========    ===========    ===========
Net Income (Loss):
     Gas Utility Services           $   (12,960)   $    (7,337)   $   (10,303)   $        66
     Electric Utility Services           12,450         17,570         32,591         26,053
                                    -----------    -----------    -----------    -----------
         Net income (loss)          $      (510)   $    10,233    $    22,288    $    26,119
                                    ===========    ===========    ===========    ===========



                                            September 30,     December 31,
                                               2001               2000
                                            -------------     ------------
Identifiable Assets:
     Gas Utility Services                     $1,498,086         $1,646,295
     Electric Utility Services                   770,562            799,104
                                            -------------     -------------
         Total identifiable assets            $2,268,648         $2,445,399
                                            =============     =============


16.  Impact of Recently Issued Accounting Guidance

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141 "Business Combinations" (SFAS 141), and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill not included as an allowable cost for ratemaking purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for the Company. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. The Company has not determined the potential impact of initial impairment reviews to be performed within six months of adoption of SFAS 142.

SFAS 143

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces existing the authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and ABP Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 144 will have on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             VECTREN UTILITY HOLDINGS, INC AND SUBSIDIARY COMPANIES

                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations (defined hereafter).

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. Therefore, the reorganization of Indiana Gas and SIGECO into subsidiaries of the Company has been accounted for as a combination of entities under common control. These transactions did not affect the preferred stock and debt securities of Indiana Gas and SIGECO.

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, the results of operations of the acquired assets are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

The Company's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

                              Results of Operations

Net Income

For the three months ended September 30, 2001, the Company incurred a consolidated net loss of $0.5 million. Before nonrecurring charges such as merger and integration and restructuring costs, net income was $2.8 million, compared to the net income before merger and integration costs for the third quarter of 2000 of $12.8 million.

For the nine months ended September 30, 2001, consolidated net income was $22.3 million. Before nonrecurring charges such as merger and integration and restructuring costs, net income was $36.1 million, compared to net income before merger and integration costs for the nine months ended September 30, 2000 of $53.1 million. The Company's results for the nine months ended September 30, 2001 reflect the results of the Ohio operations.

See discussion of merger and integration costs and restructuring costs that follow.

Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $1.4 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2000 total $0.9 million and $29.9 million, respectively. Vectren expects to realize net merger savings of nearly $200.0 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing encompassed in operations. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $34.8 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $19.3 million. Of this amount, $5.5 million related to employee and executive severance costs, $11.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At September 30, 2001, the accrual remaining for such costs totaled $1.8 million, all related to severance costs. Of the $34.8 million expensed, the remaining $15.5 million was expensed through September 30, 2001 ($13.4 million in 2000 and $2.1 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by the Company's subsidiaries are reflected in operation and maintenance expenses in the accompanying condensed consolidated financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional operation and maintenance expense of $2.7 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, and $3.3 million and $6.7 million for the three and nine months ended September 30, 2000, respectively.

In total, for the three months ended September 30, 2001, merger and integration costs totaled $4.1 million ($2.5 million after tax), compared to $4.2 million ($2.6 million after tax) for the same period in 2000.

In total, for the nine months ended September 30, 2001, merger and integration costs totaled $10.3 million ($6.4 million after tax), compared to $36.6 million ($27.0 million after tax) for the same period in 2000.

Restructuring Costs

In June 2001, the management and board of directors of Vectren approved a plan to restructure primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations and corporate office. Charges of $10.8 million ($6.7 million after tax), were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter relating primarily to consulting fees and employee relocation totaled $1.2 million ($0.8 million after tax). In total, the Company has incurred restructuring charges of $12.0 million ($7.4 million after tax). These charges were comprised of $7.0 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $3.0 million for consulting fees incurred as of September 30, 2001.

The $7.0 million expensed for employee severance and related costs is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 60 employees have exited the business. The accrual for severance and related cots, lease termination costs and consulting fees, when first established, totaled $7.0 million, $2.0 million and $1.8 million, respectively. With the exception of cash payments, there have been no modifications to the restructuring accrual since it was established. The restructuring program will be completed during 2001.

New Accounting Principle

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the Company's power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million after tax) recorded as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of September 30, 2001, the Company has derivative assets resulting from its power marketing operations of $6.9 million classified in other current assets as well as derivative liabilities of $3.8 million classified in other current liabilities. Unrealized losses totaling $3.3 million ($2.0 million after tax) arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001. Unrealized losses for the three months ended September 30, 2001 were $0.9 million ($0.6 million after tax).

Vectren has documented the hedging relationship between its interest rate swaps and underlying risks as well as its risk management objectives and anticipated effectiveness. The Company expects its hedges to be effective at hedging the cash flow related to the interest payments. Accordingly, the swaps have been designated as cash flow hedges. The adoption of SFAS 133 had no impact as the market value of the Company's cash flow hedges was zero.

As of September 30, 2001, the market value of the Company's interest rate swaps is $6.4 million and is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $6.4 million ($4.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Of that amount, assuming current market conditions, $0.8 million after tax will be reclassified to interest expense by December 31, 2001.

Utility Margin (Operating Revenues Less Cost of Gas and Cost of Fuel and Purchased Power)

Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2001 of $46.4 million increased $11.2 million, or 32%, compared to 2000. Excluding $10.6 million related to the Ohio operations, margin was comparable to the prior year.

Total cost of gas sold was $51.1 million for the three months ended September 30, 2001 and $54.9 million in 2000. Excluding $17.8 million related to the Ohio operations, total cost of gas sold decreased $21.6 million, or 39%, during 2001 compared to 2000. The decrease is primarily due to decreased gas costs in addition to a 10% decrease in volumes sold to residential and commercial customers in 2001. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the three months ended September 30, 2001 was $4.70 compared to $6.53 for the same period in 2000.

Gas Utility margin for the nine months ended September 30, 2001 of $224.2 million increased $62.1 million, or 38%, compared to 2000. The Ohio operations represent $58.5 million of the increase. The remaining increase of $3.6 million related to Indiana Gas and SIGECO is due to a 3% increase in volumes sold to residential and commercial customers resulting primarily from weather 7% colder than the previous year and a 1% increase in their combined residential customer base. These favorable impacts on gas margin were partially offset by reduced consumption, the cost of unaccounted for gas, and a 9% decrease in transported volumes for the benefit of contract customers, all primarily due to the effects of increased gas costs.

Total cost of gas sold was $550.0 million for the nine months ended September 30, 2001 and $229.4 million in 2000. Excluding $204.2 million related to the Ohio operations, total cost of gas sold increased $116.4 million, or 51%, during 2001 compared to 2000, and is primarily due to significantly higher per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the nine months ended September 30, 2001 was $6.16 compared to $4.77 for the same period in 2000.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. However, in 2001 the Company's subsidiaries have experienced and may continue to experience higher working capital requirements, increased expenses, including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold. (See Note 12 of the Company's unaudited condensed consolidated financial statements in Part I, Item 1 Financial Statements.)

Electric Utility Margin
Electric Utility margin for the three months ended September 30, 2001 of $60.8 million, decreased $4.5 million, or 7%, compared to 2000 due to decreased margin on wholesale energy sales and a reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decrease in wholesale margin is attributable to changes in wholesale electric prices. This overall decrease was partially offset by an increase in residential and commercial activity. Retail megawatt hours sold to residential and commercial customers increased 7% for the quarter. This retail increase results from weather 11% warmer than the previous year and combined residential and commercial customer growth of 2%.

Electric Utility margin for the nine months ended September 30, 2001 of $161.3 million, decreased $7.2 million, or 4%, compared to 2000 primarily due to decreased margin on wholesale energy sales and a reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decrease in wholesale margin is attributable to changes in wholesale electric prices. This overall decrease was partially offset by a $6.2 million increase in residential and commercial margin. Retail megawatt hours sold to residential and commercial customers increased 7% for the nine month period. This retail increase results from weather 12% warmer than the previous year and combined residential and commercial customer growth of 3%.

The cost of fuel and purchased power was $43.6 million and $126.2 million for the three and nine months ended September 30, 2001, respectively, and $32.6 million and $80.7 million for the three and nine months ended September 30, 2000, respectively. The increases of $11.0 million, or 34%, for the three months period and $45.5 million, or 56% for the nine month period are due primarily to increased purchased power related to greater sales to other utilities and power marketers as well as the reductions in margin recorded as a result of SFAS 133.

Operating Expenses

Operations and Maintenance
Excluding $9.4 million in expenses related to the Ohio operations, operations and maintenance expense for the three months ended September 30, 2001 decreased $4.0 million, and excluding $29.8 million in expenses related to the Ohio operations, slightly increased for the nine months ended September 30, 2001. The decreases reflect merger synergies causing less general and administrative expenses. For the nine month period, these merger synergies were offset by increased fees allocated from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by the Company's subsidiaries (see merger and integration costs above) and increased bad debt expense as a result of higher gas costs.

Depreciation and Amortization
Depreciation and amortization increased $4.8 million and $14.0 million, respectively, for the three and nine months ended September 30, 2001 compared to the prior year due primarily to the inclusion of the Ohio operations. Depreciation and amortization related to the Ohio operations was $3.9 million and $11.7 million for the three and nine months ended September 30, 2001, respectively. The remaining increases are attributable to depreciation of additions to utility plant.

Income Taxes
Federal and state income taxes decreased $4.5 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, compared to the prior year due primarily to lower pre-tax earnings and normal effective tax rates in 2001. The effective tax rate in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.9 million and $17.6 million, respectively, for the three and nine month periods ended September 30, 2001. The three and nine month periods include $2.6 million and $15.8 million, respectively, of primarily Ohio state excise tax related to the Ohio operations. The remaining increases result from increases in gross receipts taxes.

Other Income-Net

Other income-net decreased $1.9 million and $2.4 million for the three and nine month periods ended September 30, 2001, compared to 2000. The three month decrease is attributable to the inclusion of the Ohio operations. In addition to the inclusion of the Ohio operations, the nine month period reflects additional Low Income Heating Assistance Program contributions. (See Note 12 of the Company's condensed consolidated financial statements in Part I, Item 1 Financial Statements.)

Interest Expense

Interest expense increased $5.1 million and $22.2 million, respectively, for the three and nine months ended September 30, 2001, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

                               Financial Condition

Liquidity and Capital Resources

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's common equity component was 54% and 49% of total capitalization, including current maturities of long-term debt and adjustable rate bonds subject to tender, at September 30, 2001, and December 31, 2000, respectively. The common equity component of 54% at September 30, 2001 is expected to be reduced in 2001 upon the refinancing of approximately $350.0 million of the short-term debt issued for the acquisition of the Ohio operations with long-term debt. Subsequent to September 30, 2001, the Company issued $100.0 million of senior unsecured notes and plans to issue an additional $250.0 million of long term debt by year end 2001. Including both the completed and planned issues, the Company's pro forma equity component would have been 42% at September 30, 2001.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the higher natural gas costs and the acquisition of the Ohio operations initially financed with short term borrowings.

Cash Flow from Operations
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $111.1 million and $70.7 million for the nine months ended September 30, 2001 and 2000, respectively.

Cash flow from operations increased during the nine months ended September 30, 2001 compared to 2000 by $40.4 million due to higher earnings after considering non-cash charges such as depreciation and deferred income taxes, and favorable changes in working capital accounts.

The Company expects the majority of its capital expenditures and debt security redemptions to be funded by internally generated funds.

Financing Activities
Cash flow required for financing activities of $23.2 million for the nine months ended September 30, 2001 includes $87.5 million of reductions in net borrowings, $46.7 million of common stock dividends paid to Vectren, and $18.4 million paid for the retirement of preferred stock and preferred stock dividends, offset by the issuance of $129.4 million of common stock. This is an increase in cash required for financing activities of $40.2 million when compared to the nine months ended September 30, 2000. The increase in cash requirements is primarily due to decreased draws against short term borrowing arrangements, increased dividend payments, and the retirement of principally all of the outstanding preferred stock.

Purchase of the Ohio Operations.
On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $465.0 million. Commercial paper was issued to fund the purchase. Since the purchase, the Company has issued $129.4 million in equity, $100.0 million in long-term debt and plans to issue an additional $250.0 million in long term debt by year end 2001 to refinance the purchase with permanent financing. These completed equity and debt transactions are more fully described below.

In September 2001, the Company filed a shelf registration statement for $350.0 million aggregate principal amount of unsecured senior notes. When issued, these unsecured notes are to be guaranteed by the three public utility companies:
SIGECO, Indiana Gas, and VEDO. The Company has no significant independent assets or operations other than the assets and operations of these subsidiary guarantors. These guarantees of the Company's debt are full and unconditional and joint and several.

In October 2001, the Company issued guaranteed senior unsecured notes priced with an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under the Company's short-term borrowing arrangements. The senior notes have no sinking fund requirement and are due October 2031. However, the senior notes may be called, in whole or in part, at any time after October, 2006 at 100% of the principal amount plus any accrued interest thereon.

As of December 31, 2000 the Company had classified $129.4 million of commercial paper as short-term borrowings, refinanced in capitalization in the Condensed Consolidated Balance Sheets. In February 2001, the Company repaid $129.4 million of commercial paper with proceeds received from an equity contribution by Vectren. Vectren funded the contribution with the proceeds from an offering of its common stock.

Other Financing Transactions and Activity
In September 2001, the Company notified holders of SIGECO's 4.80%, 4.75% and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.3464 in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.9694 in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.7339 in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt at both September 30, 2001 and December 31, 2000. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30% to 4.75%, and the interest rate on the $22.2 million Series C bonds increased from 4.45% to 5.00%.

At September 30, 2001, the Company has approximately $679.0 million of short-term borrowing capacity. Approximately $98.8 million is available for its operations. Included is the Company's credit facility, which was renewed in June 2001 and extended though June 2002. As part of the renewal, the facility's capacity was decreased from $435.0 million to $350.0 million.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at September 30, 2001 were A/A2 and A/A1, respectively. The Company's commercial paper related to the October 2000 Ohio operations acquisition had a credit rating of A-1/P-1. Indiana Gas' commercial paper retains an A-1/P-1 rating. Subsequent to September 30, 2001, Standard & Poor's lowered its above ratings by one level. The rating A-/A2 was assigned to the Company's $100.0 million senior unsecured notes issued in October 2001.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $87.7 million for the nine months ended September 30, 2001 includes $85.8 million of capital expenditures. Investing activities for the nine months ended September 30, 2000 were $82.8 million. The increase from the prior period results from increased capital expenditures in 2001, principally for NOx compliance.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures investments for the remainder of 2001 are estimated at $48.0 million and are expected to approximate $165.7 million in 2002.

Environmental and Regulatory Matters

See Notes 11, 12, and 13 in the Company's condensed consolidated financial statements in Part I, Item 1 regarding matters affecting operations including the Culley Generating Station Investigation Matter compliance (Note 11), purchased power cost recovery (Note 12), and transactions with ProLiance Energy, LLC (Note 13).

Impact of Recently Issued Accounting Guidance

See Note 16 of the condensed consolidated financial statements in Part I, Item 1 regarding recently issued accounting standards.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Utility Holdings, Inc. and subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

|X| Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

|X| Increased competition in the energy environment including effects of industry restructuring and unbundling.

|X| Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

|X| Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

|X| Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.

|X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

|X| Availability or cost of capital, resulting from changes in the Company, including its security ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

|X| Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

|X| Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

|X| Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

|X| Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk. The operations of the Company's regulated subsidiaries have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. See Note 12 of the Company's condensed consolidated financial statements included in Part I, Item 1 for further information on Rate and Regulatory Matters.

The Company does engage in limited, wholesale power marketing activities that may expose it to commodity price risk associated with fluctuating electric power prices. These power marketing activities manage the utilization of its available electric generating capacity. Power marketing operations enter into forward contracts that commit the Company to purchase and sell electric power in the future.

Commodity price risk results from forward sales contracts that commit the Company to deliver electric power on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Market risk is measured by management as the potential impact on pre tax earnings resulting from a 10% adverse change in the forward price of electricity on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and nine months ended September 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre tax earnings by approximately $0.6 million and $2.0 million, respectively. Prior to the adoption of SFAS 133 on January 1, 2001, the Company was not engaged in any market sensitive financial instruments.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long term debt. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

At September 30, 2001, VUHI's short-term debt, represented 51% of the Company's total debt portfolio, due primarily to financing the approximate $465.0 million acquisition of the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher gas costs. The short-term debt utilized for the Ohio operations acquisition is being replaced over time with permanent financing (see Liquidity and Capital Resources). Upon the refinancing of $350.0 million of short term debt with long term debt, short-term debt would represent 20% of the Company's total debt.

Management measures market risk as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit, and commercial paper. These instruments have interest rates indexed to short-term market interest rates. At September 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $580.2 million and $653.5 million, respectively. Based upon average borrowing rates under these facilities during the three months ended September 30, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $1.3 million and $0.4 million. For the nine months ended September 30, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $4.0 million and $0.8 million, respectively. Approximately $0.4 million of the three month ended September 30, 2001 decrease and $1.1 million of the nine months ended September 30, 2001 decrease would be offset by changes in the Company's interest rate swaps.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counterparty credit risk and market risk. The Company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company manages exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

                         VECTREN UTILITY HOLDINGS, INC.

                              PART II - OTHER ITEMS

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 11 regarding the Culley Generating Station Investigation Matter and Note 13 regarding ProLiance Energy, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EX - 12   Computation of Ratio of Earnings to Fixed Charges

Reports on Form 8-K

None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     VECTREN  UTILITY HOLDINGS, INC.
                                     -------------------------------
                                              Registrant




        November 14, 2001                /s/Jerome A. Benkert, Jr.
                                         -------------------------
                                         Jerome A. Benkert, Jr.
                                         Executive Vice President,
                                         Chief Financial Officer, and Treasurer




                                         /s/M. Susan Hardwick
                                         ------------------------
                                         M. Susan Hardwick
                                         Vice President and Controller