Form 10-Q
period 2002-03-31
VECTREN UTILITY HOLDINGS INC
filed 2002-05-15
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-16739


                         VECTREN UTILITY HOLDINGS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 INDIANA                            35-2104850
     -------------------------------          ---------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -Without par value          10                 May 1, 2002
---------------------------------  -----------------    ---------------------
              Class                Number of shares              Date


As of May 1, 2002, all shares outstanding of the Registrant's common stock were held by Vectren Corporation.

                                Table of Contents


Item                                                                     Page
Number                                                                  Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Vectren Utility Holdings, Inc. and Subsidiary Companies
          Consolidated Condensed Balance Sheets                           1-2
          Consolidated Condensed Statements of Income                      3
          Consolidated Condensed Statements of Cash Flows                  4
       Notes to Unaudited Consolidated Condensed Financial Statements     5-12
  2    Management's Discussion and Analysis of Results of Operations     13-22
       and Financial Condition
  3    Quantitative and Qualitative Disclosures About Market Risk        22-23

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                   24
  6    Exhibits and Reports on Form 8-K                                    24
       Signatures                                                          25


                                   Definitions
As discussed in this Form 10-Q, the abbreviations MMDth means millions of dekatherms, MMBTU means millions of British thermal units, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                        March 31,  December 31,
                                                          2002         2001
                                                       -----------  ----------
                             ASSETS

Utility Plant
  Original cost                                        $  2,927.6   $  2,903.2
  Less:  Accumulated depreciation & amortization          1,326.3      1,308.2
                                                         --------     --------
      Net utility plant                                   1,601.3      1,595.0
                                                         --------     --------

Current Assets
  Cash & cash equivalents                                    12.7          7.2
  Accounts receivable-less reserves of $7.8 &
      $5.6, respectively                                    136.4        125.3
  Receivables from other Vectren companies                   42.7         58.2
  Accrued unbilled revenues                                  72.6         78.3
  Inventories                                                42.0         55.3
  Recoverable fuel & natural gas costs                       55.2         76.5
  Prepayments & other current assets                         41.6         95.8
                                                         --------     --------
      Total current assets                                  403.2        496.6
                                                         --------     --------

Investments in unconsolidated affiliates                      3.8          4.0
Other investments                                            12.5         12.2
Non-utility property-net                                      5.7          6.3
Goodwill-net                                                198.6        198.6
Regulatory assets                                            58.4         61.4
Other assets                                                 17.8         17.3
                                                         --------     --------
TOTAL ASSETS                                           $  2,301.3   $  2,391.4
                                                         ========     ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                         March 31,  December 31,
                                                           2002         2001
                                                          --------    --------
                LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
     Common stock (no par value)                          $  385.7    $  385.7
     Retained earnings                                       351.7       329.0
     Accumulated other comprehensive income                   (1.7)       (1.7)
                                                          --------    --------
          Total common shareholder's equity                  735.7       713.0
                                                          --------    --------
  Cumulative Redeemable Preferred Stock of Subsidiary          0.3         0.5

  Long-term debt- net of current maturities and debt
      subject to tender                                      899.8       900.9
                                                          --------    --------
           Total capitalization                            1,635.8     1,614.4
                                                          --------    --------
Commitments & Contingencies (Notes 6-8)

Current Liabilities
  Accounts payable                                            50.6        79.0
  Accounts payable to affiliated companies                    46.9        36.5
  Payables to other Vectren companies                          7.2        11.5
  Accrued liabilities                                        138.8        97.5
  Short-term borrowings                                      140.8       274.2
  Long-term debt subject to tender                            11.5        11.5
  Current maturities of long-term debt                         1.3         1.3
                                                          --------    --------
      Total current liabilities                              397.1       511.5
                                                          --------    --------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                      173.6       171.8
  Deferred credits & other liabilities                        94.8        93.7
                                                          --------    --------
      Total deferred income taxes & other liabilities        268.4       265.5
                                                          --------    --------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                  $2,301.3    $2,391.4
                                                          ========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2002        2001
                                                       --------    --------
OPERATING REVENUES
  Gas revenues                                         $  357.1    $  523.7
  Electric revenues                                       126.8        88.2
                                                         ------      ------
       Total operating revenues                           483.9       611.9
                                                         ------      ------
COST OF OPERATING REVENUES
  Cost of gas sold                                        230.4       404.1
  Fuel for electric generation                             17.8        18.0
  Purchased electric energy                                59.8        13.2
                                                         ------      ------
       Total cost of operating revenues                   308.0       435.3
                                                         ------      ------
TOTAL OPERATING MARGIN                                    175.9       176.6

OPERATING EXPENSES
  Other operating                                          55.8        61.5
  Merger & integration costs                                  -         1.0
  Depreciation & amortization                              23.6        24.8
  Income taxes                                             22.3        17.8
  Taxes other than income taxes                            17.9        19.1
                                                         ------      ------
       Total operating expenses                           119.6       124.2
                                                         ------      ------
OPERATING INCOME                                           56.3        52.4

Equity in earnings of unconsolidated affiliates            (0.6)          -
Other income - net                                          1.8        (0.9)
Interest expense                                           16.9        19.5
Preferred dividend requirement of subsidiary                  -         0.2
                                                         ------      ------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                           40.6        31.8
                                                         ------      ------
Cumulative effect of change in accounting principle
     principle - net of tax                                   -         3.9
                                                         ------      ------
NET INCOME                                             $   40.6    $   35.7
                                                         ======      ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  40.6    $  35.7
  Adjustments to reconcile net income to cash from
      operating activities:
     Depreciation & amortization                               23.6       24.8
     Equity in losses of unconsolidated affiliates              0.6        -
     Deferred income taxes & investment tax credits             2.9       10.2
     Net unrealized loss (gain) on derivative
         instruments, including cumulative effect of
         change in accounting principle                         3.0      (11.8)
     Other non-cash charges- net                                4.0        3.0

     Changes in assets and liabilities:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue                6.1       55.7
         Inventories                                           13.3       63.7
         Recoverable fuel & natural gas costs                  21.3      (15.1)
         Prepayments & other current assets                    60.9       30.2
         Regulatory assets                                      2.6       (0.3)
         Accounts payable, including to Vectren
           companies & affiliated companies                   (22.3)    (147.2)
         Accrued liabilities                                   29.9       14.1
         Other noncurrent assets & liabilities                 (1.0)      (7.7)
                                                             ------     ------
         Total adjustments                                    144.9       19.6
                                                             ------     ------
         Net cash flows from operating activities             185.5       55.3
                                                             ------     ------

CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from additional capital contribution                 -        129.4
  Requirements for:
     Dividends on common stock                                (17.9)     (16.5)
     Retirement of preferred stock of subsidiary               (0.2)      (0.2)
     Retirement of long-term debt                              (1.3)      (6.8)
     Dividends on preferred stock of subsidiary                 -         (0.2)
  Net change in short-term borrowings                        (133.4)    (131.6)
                                                             ------     ------
         Net cash flows (required for) financing
           activities                                        (152.8)     (25.9)
                                                             ------     ------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Capital expenditures                                        (26.8)     (29.9)
  Unconsolidated affiliate investments                         (0.4)      (3.0)
  Other investing proceeds                                      -          4.8
                                                             ------     ------
         Net cash flows (required for) investing
           activities                                         (27.2)     (28.1)
                                                             ------     ------

Net increase in cash & cash equivalents                         5.5        1.3

Cash & cash equivalents at beginning of period                  7.2        2.2
                                                             ------     ------

Cash & cash equivalents at end of period                    $  12.7    $   3.5
                                                             ======     ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2001, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

Certain reclassifications have been made to prior period financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.   Impact of Recently Issued Accounting Guidance

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

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

4.   Comprehensive Income

Comprehensive income consists of the following:

                                                              Three Months
                                                             Ended March 31,
                                                           -------------------
In millions                                                  2002        2001
                                                           -------     -------
Net income                                                 $  40.6     $  35.7
     Minimum pension liability adjustment
        and other- net of tax                                  -          (0.9)
                                                             -----       -----
Total comprehensive income                                 $  40.6     $  34.8
                                                             =====       =====

5.   Transactions with Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management, and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended March 31, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $34.9 million and $22.7 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2002 and 2001 were $13.2 million and $10.4 million, respectively.

Cash Management & Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Vectren's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $350.0 million commercial paper program, of which $140.0 million is outstanding at March 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

6.   Transactions with Vectren Affiliates

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

Integration of  SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. In exchange for the contribution of SES' net assets and additional cash, Vectren's allocable share of ProLiance's prospective profits and losses is expected to increase from the Company's current 52.5% profit and loss share. However, governance, including voting rights, will remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren will continue to account for its investment in ProLiance using the equity method of accounting. The financial impact of the transaction, which is expected to be completed later in 2002, is not expected to be material.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2002 and 2001 totaled $127.8 million and $268.5 million, respectively. Amounts owed to ProLiance at March 31, 2002 and December 31, 2001 for such purchases were $45.4 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for capacity and storage services are market based.

7.   Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 6 regarding ProLiance Energy, LLC.

8.   Environmental Matters

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs/mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

9.   Energy Marketing Activities

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. Commodity contracts designated as "trading" are generally settled net with the counter-party and are accounted for at market value. As of March 31, 2002, these "trading" contracts had a net liability value of $1.9 million. The Company also enters into transactions "other-than-trading" that are primarily asset-backed transactions. The net asset value of these "other-than-trading" contracts was $2.1 million at March 31, 2002.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the consolidated condensed balance sheets depending on their value and on when the contracts are expected to be settled. Changes in market value are recorded in purchased electric energy in the consolidated condensed statements of income. Market value is determined using quoted market prices from independent sources or other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric revenues in the consolidated condensed statements of income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the consolidated condensed statements of income. Contracts with counter-parties subject to master netting arrangements are presented net in the consolidated condensed balance sheets.

All "trading" and "other-than-trading" contracts at March 31, 2002 totaled $11.8 million of prepayments and other current assets and $11.6 million of accrued liabilities, compared to $5.1 million of prepayments and other current assets and $1.9 million of accrued liabilities at December 31, 2001. The change in the net value of "trading" and "other-than-trading" contracts to $0.2 million from $3.2 million resulted in an unrealized loss of $3.0 million for the three months ended March 31, 2002.

10.  Segment Reporting

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

                                                        Three Months
                                                        Ended March 31,
                                                   ------------------------
In millions                                          2002            2001
-----------                                        --------        --------
Operating Revenues
     Gas Utility Services                          $  357.1        $  523.7
     Electric Utility Services                        126.8            88.2
                                                     ------          ------
        Total operating revenues                   $  483.9        $  611.9
                                                     ======          ======

Net Income
     Gas Utility Services                           $  32.9         $  18.8
     Electric Utility Services                          7.7            16.9
                                                      -----           -----
        Net income                                  $  40.6         $  35.7
                                                      =====           =====



                                                 March 31,       December 31,
In millions                                         2002            2001
-----------                                      ----------      ----------
Identifiable Assets
     Gas Utility Services                        $  1,485.2      $  1,580.2
     Electric Utility Services                        816.1           811.2
                                                   --------        --------
        Total identifiable assets                $  2,301.3      $  2,391.4
                                                   ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                              Results of Operations

The Company's operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes SIGECO's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana. The results of operations for the three months ended March 31, 2002 and 2001 are as follows:


In millions                                                    2002       2001
-----------                                                   ------     ------
Net income, as reported                                       $ 40.6     $ 35.7
     Merger and integration costs-net of tax                     -          2.3
     Cumulative effect of change in accounting
       principle - net of tax                                    -         (3.9)
                                                               -----      -----
Net income before nonrecurring items                         $  40.6    $  34.1
                                                               =====      =====


Net Income

Regulated utility operations contributed net income of $40.6 million for the three months ended March 31, 2002 compared to $35.7 million for the same period in 2001. The results for regulated operations were primarily driven by merger synergies, a return to lower gas prices and the related reduction in costs incurred in 2001, and the completion of merger activities and related costs. These increases were offset somewhat by fluctuations in fair value of certain power marketing contracts and the effects of weather.

Merger & Integration Costs

For the three months ended March 31, 2001, $1.0 million was expensed related to the 2000 merger forming Vectren. These costs were primarily for employee relocation, travel, and consulting fees.

As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in other operating expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company resulting in additional other operating expense of $2.7 million for the three months ended March 31, 2001.

In total, for the three months ended March 31, 2001, merger and integration costs totaled $3.7 million ($2.3 million after tax). Merger and integration activities resulting from the 2000 merger were completed in 2001.

Impact of SFAS 133 on Power Marketing Operations

For the three months ended March 31, 2002, net income has decreased $9.2 million when compared to the prior year due to the adoption and continued application of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which was adopted on January 1, 2001. The total impact of SFAS 133 for the three months ended March 31, 2002 is a loss of $3.0 million ($1.9 million after tax), which is included in purchased electric energy. This compares to a gain of $11.8 million ($7.3 million after tax) for the three months ended March 31, 2001. This total includes the cumulative effect of change in accounting principle of $6.6 million ($3.9 million after tax) and unrealized gains totaling $5.5 million ($3.4 million after tax) arising from the change in market value from the date of adoption through March 31, 2001, which is included in purchased electric energy.

New Accounting Principles

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year ($1.3 million per quarter), ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

SFAS 143

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

Significant Fluctuations

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
---------------------------------------------------------------------------

Gas Utility Margin
Gas Utility margin for the three months ended March 31, 2002 of $126.7 million increased $7.1 million, or 6%, compared to 2001. The increase is primarily due to the return of volumes lost in the prior year due to the effects of the higher gas costs and the decreased cost of unaccounted for gas. Gas Utility margin was also favorably impacted by rate recovery of excise taxes in Ohio effective July 1, 2001 and an increase in the Ohio Percentage of Income Payment Plan (PIPP) rider, as well as customer growth. These favorable impacts were offset somewhat by weather 10% warmer than the prior year and 12% warmer than normal. The increased volumes attributed to lower gas costs and the effects of warmer weather resulted in an overall 6% decrease in total throughput from 82.7 MMDth to 77.9 MMDth.

Total cost of gas sold was $230.4 million for the three months ended March 31, 2002 and $404.1 million in 2001. Total cost of gas sold decreased $173.7 million, or 43%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2002 was $4.47 compared to $7.87 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three months ended March 31, 2002 of $49.2 million decreased $7.8 million, or 14%, from 2001 primarily due to reductions in margin to reflect wholesale power marketing purchase and sale contracts at current market values. The decrease in margin from quarter to quarter was $8.5 million. This decrease was offset by increased margins from retail sales. Margin from retail sales increased $3.3 million, or 8%, over the previous year. The increase in retail margin is attributable to a 2% increase in megawatt hours sold, consistent costs for fuel and purchased power used for generation, and a cash return on NOx compliance expenditures.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. The Company also enters into asset-backed transactions that are generally longer term in nature. As a result of increased "trading" and "other-than-trading" activity, purchased electric energy has increased $46.6 million during the three months ended March 31, 2002 compared to 2001. These activities increased wholesale revenues from $30.0 million to $64.9 million and megawatt hours sold into the wholesale market from
0.9 million to 2.6 million.

Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
-------------------------------------------------------------------------------

Other Operating
Other operating expenses decreased $5.7 million for the three months ended March 31, 2002 compared to the prior year. The decrease results from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger and merger synergies.

Depreciation & Amortization
Depreciation and amortization decreased $1.2 million for the three months ended March 31, 2002 resulting from the discontinuance of goodwill amortization as required under SFAS 142, offset somewhat by depreciation of plant additions.

Income Tax Expense
Federal and state income taxes related to utility operations increased $4.5 million for the three months ended March 31, 2002 compared to the prior year due primarily to higher pre-tax earnings offset somewhat by a small decrease in the effective tax rate.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $1.2 million for the three months ended March 31, 2002 compared to the prior year due to a decrease in gross receipts and excises taxes as a result of lower sales volumes and gas prices.

Other Income, Net

Utility other income, net increased $2.7 million for the three months ended March 31, 2002 compared to the prior year. In 2001, contributions were made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Interest Expense

Interest expense decreased $2.6 million for the three months ended March 31, 2002, when compared to the prior year. The decrease results from lower interest rates on variable rate debt and lower outstanding balances. The reduced debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs/mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

Regulatory Matters

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

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

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 45% and 44% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at March 31, 2002 and December 31, 2001, respectively.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at March 31, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $185.5 million and $55.3 million for the three months ended March 31, 2002 and 2001, respectively.

Cash flow from operations increased during the three months ended March 31, 2002 compared to 2001 by $130.2 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

At March 31, 2002, the Company has $360.0 million of short-term borrowing capacity, of which $219.2 million is available.

During the three months ended March 31, 2002, $1.3 million of long-term debt was paid as scheduled, and in June and July of 2002, put provisions on $5.0 million and $6.5 million, respectively, of long-term debt become exercisable.

At March 31, 2002, $140.0 million of commercial paper was supported by the VUHI facility whereby VUHI must maintain a rating of better than BB+/Ba1.

Financing Cash Flow
Cash flow required for financing activities of $152.8 million for the three months ended March 31, 2002 includes $134.7 million of reductions in net borrowings and $17.9 million in common stock dividends. In the prior year, $129.4 million of common stock was issued and used to repay short-term borrowings.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $27.2 million for the three months ended March 31, 2002 includes $26.8 million of requirements for capital expenditures. Investing activities for the three months ended March 31, 2001 were comparable at $28.1 million.

Planned Capital Expenditures

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures investments for the remainder of 2002 are estimated at $123.4 million.

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

The Company does engage in limited, wholesale power marketing activities that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity as well as other trading activities that maximize short-term movement in electricity prices. These operations enter into forward and option contracts that commit the Company to purchase and sell commodities in the future.

Commodity price risk results from forward sale and option contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities.

All "trading" and "other-than-trading" contracts at March 31, 2002 totaled $11.8 million of prepayments and other current assets and $11.6 million of accrued liabilities, compared to $5.1 million of prepayments and other current assets and $1.9 million of accrued liabilities at December 31, 2001. The change in the net value of "trading" and "other-than-trading" contracts to $0.2 million from $3.2 million resulted in an unrealized loss of $3.0 million for the three months ended March 31, 2002.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three months ended March 31, 2002 and 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre-tax earnings by approximately $1.6 million and $0.1 million, respectively.

Interest Rate Risk

Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

Other Risks

Counter-party credit and market risks are not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 6 regarding ProLiance Energy, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 24, 2002, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press  Release - Fourth  Quarter 2001 Vectren  Corporation
                    Earnings
               99.2 - Cautionary  Statement  for  Purposes of the "Safe  Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On March 26, 2002, the Company filed a Current Report on Form 8-K with respect to its decision to replace Arthur Andersen LLP as the Company's independent auditors, effective upon completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company and its subsidiaries for the first quarter of 2002.
         Item 4. Changes in Registrant's Certifying Accountant.
         Item 7. Exhibits
               16 - Letter  from Arthur  Andersen  LLP to the  Securities  and
                    Exchange Commission, dated March 26, 2002. 99 - Letter to Vectren Corporation Shareholders dated March 22, 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VECTREN UTILITY HOLDINGS, INC.
                                   Registrant




        May 14, 2002                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                ----------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)