Form 10-Q
period 2002-06-30
VECTREN UTILITY HOLDINGS INC
filed 2002-08-14
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 1-16739


                         VECTREN UTILITY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 INDIANA                                 35-2104850
------------------------------------------        -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -Without par value             10              August 1, 2002
-------------------------------     ------------------   ---------------------
             Class                   Number of shares             Date




As of August 1, 2002, all shares outstanding of the Registrant's common stock were held by Vectren Corporation.

                                Table of Contents


Item                                                                       Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1  Financial Statements (Unaudited)
     Vectren Utility Holdings, Inc. and Subsidiary Companies
        Consolidated Condensed Balance Sheets                              1-2
        Consolidated Condensed Statements of Income                         3
        Consolidated Condensed Statements of Cash Flows                     4
     Notes to Unaudited Consolidated Condensed Financial Statement         5-12
  2  Management's Discussion and Analysis of Results of Operations        13-23
     And Financial Condition
  3  Quantitative and Qualitative Disclosures About Market Risk           24-25

                           PART II. OTHER INFORMATION
  1  Legal Proceedings                                                      26
  6  Exhibits and Reports on Form 8-K                                       26
     Signatures                                                             27
     Certification Pursuant To 18 U.S.C. Section 1350,                      28
     As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction, APB means Accounting Principles Board
EITF means Emerging Issues Task Force,
FASB means Financial Accounting Standards Board,
IDEM means Indiana Department of Environmental Management,
IURC means Indiana Utility Regulatory Commission,
MMDth means millions of dekatherms,
MMBTU means millions of British thermal units, PUCO means Public Utilities Commission of Ohio,
USEPA means United States Environmental Protection Agency, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                       June 30,    December 31,
                                                         2002          2001
-------------------------------------------------     ---------    -----------
                        ASSETS

Utility Plant
   Original cost                                      $ 2,966.4     $ 2,903.2
   Less:  Accumulated depreciation & amortization       1,346.6       1,308.2
                                                       --------      --------
      Net utility plant                                 1,619.8       1,595.0
                                                       --------      --------
Current Assets
    Cash & cash equivalents                                 8.6           7.2
    Accounts receivable-less reserves of $4.1 &
        $5.6, respectively                                 91.9         125.3
    Receivables from other Vectren companies                7.3          58.2
    Accrued unbilled revenues                              28.5          78.3
    Inventories                                            39.1          55.3
    Recoverable fuel & natural gas costs                   50.9          76.5
    Prepayments & other current assets                     79.0          95.8
                                                       --------      --------
      Total current assets                                305.3         496.6
                                                       --------      --------

Investments in unconsolidated affiliates                    3.7           4.0
Other investments                                          12.2          12.2
Non-utility property-net                                    5.7           6.3
Goodwill-net                                              199.3         198.6
Regulatory assets                                          80.7          61.4
Other assets                                               19.3          17.3
                                                       --------      --------
TOTAL ASSETS                                          $ 2,246.0     $ 2,391.4
                                                       ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                          June 30,  December 31,
                                                            2002        2001
----------------------------------------------------     ---------  -----------
         LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                        $   385.7   $   385.7
      Retained earnings                                      342.9       329.0
      Accumulated other comprehensive income                  (1.7)       (1.7)
                                                          --------    --------
         Total common shareholder's equity                   726.9       713.0
                                                          --------    --------

   Cumulative Redeemable Preferred Stock of Subsidiary         0.3         0.5

   Long-term debt- net of current maturities and debt
      subject to tender                                      890.3       900.9
                                                          --------    --------
             Total capitalization                          1,617.5     1,614.4
                                                          --------    --------

Commitments & Contingencies (Notes 6-8)

Current Liabilities
   Accounts payable                                           54.8        79.0
   Accounts payable to affiliated companies                   33.4        36.5
   Payables to other Vectren companies                        18.4        11.5
   Accrued liabilities                                        98.8        97.5
   Short-term borrowings                                     116.2       274.2
   Long-term debt subject to tender                            -          11.5
   Current maturities of long-term debt                       17.3         1.3
                                                          --------    --------
      Total current liabilities                              338.9       511.5
                                                          --------    --------

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                     193.4       171.8
   Deferred credits & other liabilities                       96.2        93.7
                                                          --------    --------
      Total deferred income taxes & other liabilities        289.6       265.5
                                                          --------    --------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                 $ 2,246.0   $ 2,391.4
                                                          ========    ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)

                                              Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                            ------------------  ------------------
                                               2002      2001      2002      2001
--------------------------------------      --------  --------  --------  --------
OPERATING REVENUES
    Gas revenues                            $  139.8  $  154.6  $  496.9  $  678.3
    Electric revenues                          158.9      95.0     285.7     183.2
                                              ------    ------    ------    ------
        Total operating revenues               298.7     249.6     782.6     861.5
                                              ------    ------    ------    ------
COST OF OPERATING REVENUES
    Cost of gas sold                            82.2      94.8     312.6     498.9
    Fuel for electric generation                19.0      17.8      36.8      35.8
    Purchased electric energy                   87.0      33.6     146.8      46.8
                                              ------    ------    ------    ------
        Total cost of operating revenues       188.2     146.2     496.2     581.5
                                              ------    ------    ------    ------
TOTAL OPERATING MARGIN                         110.5     103.4     286.4     280.0

OPERATING EXPENSES
    Other operating                             55.3      61.0     111.1     122.8
    Merger & integration costs                   -         -         -         0.7
    Restructuring costs                          -        10.8       -        10.8
    Depreciation & amortization                 23.9      24.7      47.5      49.5
    Income taxes                                 3.6      (7.3)     25.9      10.5
    Taxes other than income taxes               10.2      10.7      28.1      29.8
                                              ------    ------    ------    ------
        Total operating expenses                93.0      99.9     212.6     224.1
                                              ------    ------    ------    ------
OPERATING INCOME                                17.5       3.5      73.8      55.9

Equity in earnings of unconsolidated
    affiliates                                  (0.4)      -        (1.0)      -
Other income - net                               8.3       1.1      10.1       0.2
Interest expense                                16.3      17.2      33.2      36.7
Preferred dividend requirement
    of subsidiary                                -         0.3       -         0.5
                                              ------    ------    ------    ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                  9.1     (12.9)     49.7      18.9
                                              ------    ------    ------    ------

Cumulative effect of change in accounting
    principle - net of tax                       -         -         -         3.9
                                              ------    ------    ------    ------
NET INCOME (LOSS)                           $    9.1  $  (12.9) $   49.7  $   22.8
                                              ======    ======    ======    ======




The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                           2002       2001
----------------------------------------------------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $   49.7    $   22.8
   Adjustments to reconcile net income to cash from
      operating activities:
     Depreciation & amortization                            47.5        49.5
     Equity in losses of unconsolidated affiliates           1.0         -
     Restructuring costs                                     -          10.8
     Deferred income taxes & investment tax credits         (0.3)        3.0
     Net unrealized loss (gain) on derivative
        instruments, including cumulative
        effect of change in accounting principle             3.1        (3.9)
     Other non-cash charges- net                            (2.2)        9.7

     Changes in assets and liabilities:
        Accounts receivable, including to Vectren
           companies & accrued unbilled revenues           129.5       188.7
        Inventories                                         16.2        35.0
        Recoverable fuel & natural gas costs                25.6        (0.6)
        Prepayments & other current assets                  21.3         2.7
        Regulatory assets                                    -          (1.2)
        Accounts payable, including to Vectren
           companies & affiliated companies                (18.2)     (170.6)
        Accrued liabilities                                 (0.7)      (35.2)
        Other noncurrent assets & liabilities               (2.7)       (5.0)
                                                          ------      ------
        Total adjustments                                  220.1        82.9
                                                          ------      ------
        Net cash flows from operating activities           269.8       105.7
                                                          ------      ------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
   Proceeds from additional capital contribution             -         129.4
   Requirements for:
      Dividends on common stock                            (35.8)      (31.3)
      Retirement of preferred stock of subsidiary           (0.2)       (0.2)
      Retirement of long-term debt                          (6.3)       (6.8)
   Net change in short-term borrowings                    (158.0)     (159.5)
                                                          ------      ------
        Net cash flows (required for)
           financing activities                           (200.3)      (68.4)
                                                          ------      ------
CASH FLOWS (REQUIRED FOR) INVESTING
    ACTIVITIES
   Proceeds from sale of investments                         2.6         -
   Capital expenditures                                    (69.7)      (36.2)
   Unconsolidated affiliate investments                     (1.0)        -
   Other investing proceeds                                  -          (2.2)
                                                          ------      ------
        Net cash flows (required for) investing
           activities                                      (68.1)      (38.4)
                                                          ------      ------

Net increase in cash & cash equivalents                      1.4        (1.1)
Cash & cash equivalents at beginning of period               7.2         2.2
                                                          ------      ------
Cash & cash equivalents at end of period                $    8.6    $    1.1
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

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16). Therefore, the reorganization of Indiana Gas and SIGECO into subsidiaries of VUHI has been accounted for as a combination of entities under common control.

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

3.   Impact of Recently Issued Accounting Guidance

EITF 02-03
In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power marketing contracts at gross in the Consolidated Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03. See Note 9 for more information on the Company's power marketing operations.

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

4. Comprehensive Income

Comprehensive income consists of the following:

                                           Three Months         Six Months
                                           Ended June 30,      Ended June 30,
                                          ----------------    -----------------
In millions                                2002      2001       2002      2001
--------------------------------------    ------   -------    -------   -------
Net income (loss)                         $  9.1   $ (12.9)   $  49.7   $  22.8
   Minimum pension liability adjustment
      and other- net of tax                  -        (0.1)       -        (1.0)
                                           -----   -------    -------   -------
Total comprehensive income                $  9.1   $ (13.0)   $  49.7   $  21.8
                                           =====   =======    =======   =======


5.   Transactions with Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management, and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $38.3 million and $29.5 million, respectively. For the six months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $73.3 million and $62.4 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2002 and 2001 were $15.0 million and $9.7 million, respectively. Amounts paid for such purchases for the six months ended June 30, 2002 and 2001 were $28.2 million and $20.9 million, respectively.

Cash Management & Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Vectren's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $325 million commercial paper program, of which $116.2 million is outstanding at June 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.



6.   Transactions with Vectren Affiliates

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At June 30, 2002 and December 31, 2001, the Company has reserved approximately $3.7 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding. All payments to be made pursuant to the settlement will be paid by Vectren. Therefore, there is no impact to VUHI's earnings as a result of the final settlement.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2002 and 2001 totaled $108.7 million and $146.0 million, respectively; and for the six months ended June 30, 2002 and 2001 totaled $236.5 million and $414.4 million, respectively. Amounts owed to ProLiance at June 30, 2002 and December 31, 2001 for those purchases were $32.5 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are set forth by supply agreements with each utility.

7.   Commitments & Contingencies

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 6 regarding ProLiance Energy, LLC.

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

9.   Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Consolidated Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Consolidated Condensed Statements of Income. Market value is determined using quoted market prices from independent sources, or absent quoted market prices, other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric utility revenues in the Consolidated Condensed Statements of Income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the Consolidated Condensed Statements of Income. Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Condensed Balance Sheets.

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

10.  Segment Reporting

There were two operating segments during the three and six months ended June 30, 2002: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's power generating and marketing operations, and electric transmission and distribution services, which provides electricity to primarily southwestern Indiana. The following tables provide information about business segments.


                                        Three Months          Six Months
                                       Ended June 30,        Ended June 30,
                                   ---------------------   ------------------
In millions                            2002        2001       2002      2001
---------------------------------  ---------   ---------   --------  --------
Operating Revenues
     Gas Utility Services          $   139.8   $   154.6   $  496.9  $  678.3
     Electric Utility Services         158.9        95.0      285.7     183.2
                                    --------    --------    -------   -------
        Total operating revenues   $   298.7   $   249.6   $  782.6  $  861.5
                                    ========    ========    =======   =======

Net Income (Loss)
     Gas Utility Services          $    (3.1)  $   (16.1)  $   29.8  $    2.7
     Electric Utility Services          12.2         3.2       19.9      20.1
                                    --------    --------    -------   -------
        Net income (loss)          $     9.1   $   (12.9)  $   49.7  $   22.8
                                    ========    ========    =======   =======



                                    June 30,  December 31,
In millions                           2002        2001
---------------------------------  ---------  -----------
Identifiable Assets
     Gas Utility Services          $ 1,405.0   $ 1,580.2
     Electric Utility Services         841.0       811.2
                                    --------    --------
        Total identifiable assets  $ 2,246.0   $ 2,391.4
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

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16). Therefore, the reorganization of Indiana Gas and SIGECO into subsidiaries of VUHI has been accounted for as a combination of entities under common control.

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                              Results of Operations

The Company's operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes SIGECO's power supply operations, power marketing operations, and electric transmission and distribution services that provide electricity to primarily southwestern Indiana. The results of operations for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                   Three Months          Six Months
                                                   Ended June 30,       Ended June 30,
                                                  -----------------    ---------------
In millions                                        2002       2001      2002     2001
-------------------------------------------       -----    --------    ------   ------
Net income, as reported                           $ 9.1    $ (12.9)    $ 49.7   $ 22.8
   Merger and integration costs-net of tax          -          1.7        -        4.0
   Restructuring costs-net of tax                              6.7                 6.7
   Cumulative effect of change in accounting
     principle - net of tax                         -            -        -       (3.9)
                                                  -----    -------     ------   ------
Net income before nonrecurring items              $ 9.1    $  (4.5)    $ 49.7   $ 29.6
                                                  =====    =======     ======   ======


Net Income

Net income was $9.1 million for the three months ended June 30, 2002 compared to a net loss of $12.9 million for the same period in 2001. The results for regulated operations increased due to the accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order, merger synergies, increased margin due to favorable weather, and the completion of merger and restructuring activities and related costs.

Net income was $49.7 million for the six months ended June 30, 2002 compared to $22.8 million for the same period in 2001. In addition to the increases affecting the quarterly results, the year-to-date period was favorably impacted by the return to lower gas prices and the related reduction in costs incurred in 2001. These increases were offset by decreased margins from non-firm wholesale electric sales and the effects of warm weather during the peak heating season.

New Accounting Principles

EITF 02-03

In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power marketing contracts at gross in the Consolidated Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2002 was favorably impacted by rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the Ohio Percentage of Income Payment Plan (PIPP) rider, customer growth, and weather considerably cooler during April and May than in the prior year. The effects of cooler weather and customer growth resulted in an overall 5% increase in total throughput to 35.5 MMDth in 2002 from 33.7 MMDth in 2001. However, the timing of the cooler weather and other adjustments offset these factors, resulting in an overall 3.6% decrease in margin when compared to the prior year.

Total cost of gas sold was $82.2 million for the three months ended June 30, 2002 and $94.8 million in 2001. Total cost of gas sold decreased $12.6 million, or 13%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended June 30, 2002 was $4.44 compared to $6.03 for the same period in 2001.

Gas Utility margin for the six months ended June 30, 2002 of $184.3 million increased $4.9 million, or 3%, compared to 2001. The increase is primarily due to rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the PIPP rider and customer growth. These favorable impacts were offset somewhat by warmer weather compared to the prior year during the peak heating season. The effects of warmer weather during peak heating periods resulted in an overall 3% decrease in total throughput to 113.4 MMDth in 2002 from 116.4 MMDth in 2001.

Total cost of gas sold was $312.6 million for the six months ended June 30, 2002 and $498.9 million in 2001. Total cost of gas sold decreased $186.3 million, or 37%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the six months ended June 30, 2002 was $4.45 compared to $7.17 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three months ended June 30, 2002 of $52.9 million increased $9.3 million, or 21%, from 2001 primarily due to fluctuations in fair value of derivative contracts. Non-firm wholesale margins in 2001 reflect a $7.9 million reduction due to fair value fluctuations, compared to a $0.1 million reduction in 2002. The remaining increase, attributable to retail and firm wholesale sales, results from weather 16% warmer than normal and 10% warmer than the prior year and a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001.

Electric Utility margin for the six months ended June 30, 2002 of $102.1 million increased $1.5 million, or 1%, from 2001 due to the effects of warmer weather, offset somewhat by decreases in non-firm wholesale margin.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market, as evidenced by increased electric revenues and purchased power. While volumes both sold and purchased have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, non-firm wholesale power margins decreased $3.4 million for the year-to-date period.

Operating Expenses

Utility Other Operating
Utility other operating expenses decreased $5.7 million for the three months ended June 30, 2002 and decreased $11.7 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result primarily from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger. Also contributing to the decreases are merger synergies, the timing of maintenance expenditures and increased uncollectible accounts expense in 2001 resulting from high gas costs.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $0.8 million for the three months ended June 30, 2002 and decreased $2.0 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result from the discontinuance of goodwill amortization as required by SFAS 142, offset somewhat by depreciation of plant additions.

Utility Income Tax Expense
Federal and state income taxes related to utility operations increased $10.9 million for the three months ended June 30, 2002 and increased $15.4 million for the six months ended June 30, 2002 when compared to the prior year periods. The increases result from higher pre-tax earnings offset somewhat by a small decrease in the current year effective tax rate.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes decreased $0.5 million for the three months ended June 30, 2002 and decreased $1.7 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result primarily from a decrease in gross receipts and excises taxes as a result of lower gas prices and lower volumes in the six-month period.

Other Income-Net

Utility other income, net increased $7.2 million for the three months ended June 30, 2002 and increased $9.9 million for the six months ended June 30, 2002 when compared to the prior year periods. The increases are attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $1.8 million from the sale of excess emission allowances and other assets. In addition, the six month period is further affected by 2001 contributions made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Interest Expense

Utility interest expense decreased $0.9 million for the three months ended June 30, 2002 and decreased $3.5 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result from lower interest rates on variable rate debt and lower outstanding balances. The reduced short-term debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

Regulatory Matters

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At June 30, 2002 and December 31, 2001, the Company has reserved approximately $3.7 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding. All payments to be made pursuant to the settlement will be paid by Vectren. Therefore, there is no impact to VUHI's earnings as a result of the final settlement.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 44% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both June 30, 2002 and December 31, 2001, respectively.

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

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditure for NOx compliance equipment at SIGECO.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at June 30, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at June 30, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $269.8 million and $105.7 million for the six months ended June 30, 2002 and 2001, respectively.

Cash flow from operations increased during the six months ended June 30, 2002 compared to 2001 by $164.1 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

At June 30, 2002, the Company had $330.0 million of short-term borrowing capacity, of which $213.8 million was available.

During the six months ended June 30, 2002, $1.3 million of long-term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised during the quarter and have been reclassified as long-term debt.

Ratings triggers on VUHI's commercial paper facility existing at December 31, 2001 were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $200.3 million for the six months ended June 30, 2002 includes $164.3 million of reductions in net borrowings and $35.8 million in common stock dividends. In the prior year, $129.4 million of additional capital was contributed by Vectren and used to repay short-term borrowings used to purchase the Ohio operations.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $68.1 million for the six months ended June 30, 2002 includes $69.7 million of requirements for capital expenditures. Investing activities for the six months ended June 30, 2001 were $38.4 million. The increase is attributable to capital expenditures for NOx compliance and a new 80 megawatt peaker unit.

Planned Capital Expenditures

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditure for the remainder of 2002 is estimated at $83.9 million.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

The Company does engage in limited wholesale power marketing and other marketing activities that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. These operations enter into forward and option contracts that commit the Company to purchase and sell electric power in the future.

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

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and six months ended June 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $1.4 million, respectively.

Interest Rate Risk

Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

Other Risks

By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract. Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk. Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits based on that review. Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 6 regarding ProLiance Energy, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On April 25, 2002, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - First Quarter 2002 Vectren Corporation
                    Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On April 25, 2002, the Company filed a current report on From 8-K with respect to the filing of an agreement with the Indiana Utility Regulatory Commission setting forth the basic framework for an anticipated settlement of numerous pending issues related to ProLiance Energy, LLC
         Item 5.  Other Events
         Item 7.  Exhibits
               99-1 Press Release - Consumer Groups and Utilities Announce
                    Proposed Agreement on Gas Supply Services from ProLiance

On May 20, 2002, Vectren Corporation filed an amendment to current report on Form 8-K, originally filed on March 26, 2002, with respect to its decision to dismiss Arthur Andersen LLP as the independent auditors of Vectren Corporation effective May 17, 2002. Deloitte & Touche LLP has been selected as the independent auditor for the company effective May 17, 2002.
         Item 4. Changes in Registrant's Certifying Accountant.
         Item 7. Exhibits
               16 - Letter from Arthur Andersen LLP to the Securities and
                    Exchange Commission, dated May 20, 2002.
               99 - Press release regarding selection of Deloitte & Touche LLP dated May 20, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VECTREN UTILITY HOLDINGS, INC.
                                      ------------------------------
                                              Registrant




        August 14, 2002                         /s/Jerome A. Benkert, Jr.
                                                ------------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                ------------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Vectren Utility Holdings, Inc..

         Signed this 14th day of August, 2002.







/s/ Jerome A. Benkert, Jr.                 /s/ Niel C. Ellerbrook
----------------------------------------  -------------------------------------
(Signature of Authorized Officer)         (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                     Niel C. Ellerbrook
----------------------------------------  -------------------------------------
(Typed Name)                              (Typed Name)

Executive Vice President and
Chief Financial Officer                    Chairman and Chief Executive Officer
----------------------------------------  -------------------------------------
(Title)                                    (Title)