Form 10-Q
period 2002-09-30
VECTREN UTILITY HOLDINGS INC
filed 2002-11-13
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------

Commission file number 1-16739


                         VECTREN UTILITY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        INDIANA                                               35-2104850
----------------------------                       -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                (812) 491-4000
                 --------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -Without par value            10                  November 1, 2002
-------------------------------  ----------------------       ------------------
          Class                     Number of shares                  Date



As of November 1, 2002, all shares outstanding of the Registrant's common stock were held by Vectren Corporation.

                                Table of Contents
Item                                                                        Page
Number                                                                    Number
                          Part I. Financial Information

          Financial Statements (Unaudited)
           Consolidated Condensed Balance Sheets.............................1-2
           Consolidated Condensed Statements of Income.........................3
           Consolidated Condensed Statements of Cash Flows.....................4
           Notes to Consolidated Condensed Unaudited Financial Statements...5-13 Management's Discussion and Analysis
           of Results of Operations and Financial Condition................14-24
          Qualitative and Quantitative Disclosures About Market Risk.......25-26
          Controls and Procedures.............................................27

                           Part II. Other Information

          Legal Proceedings...................................................28
          Exhibits and Reports on Form 8-K....................................28
          Signatures..........................................................29
          Certifications...................................................30-32

                                   Definitions

As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction
APB means Accounting Principles Board
EITF means Emerging Issues Task Force
FASB means Financial Accounting Standards Board
IDEM means Indiana Department of Environmental Management
IURC means Indiana Utility Regulatory Commission
MMDth means millions of dekatherms
MMBTU means millions of British thermal units
PUCO means Public Utilities Commission of Ohio
USEPA means United States Environmental Protection Agency
Throughput means combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited - In millions)

                                                    September 30,   December 31,
                                                        2002           2001
                                                     ---------      ---------
                ASSETS
Utility Plant
 Original cost                                       $ 2,987.0      $ 2,903.2
  Less: Accumulated depreciation & amortization        1,367.3        1,308.2
                                                      --------       --------
       Net utility plant                               1,619.7        1,595.0
                                                      --------       --------
Current Assets
   Cash & cash equivalents                                12.7            7.2
   Accounts receivable-less reserves of $7.0 &
       $5.6, respectively                                 78.3          125.3
   Receivables from other Vectren companies               15.5           58.2
   Accrued unbilled revenues                              30.9           78.3
   Inventories                                            53.6           55.3
   Recoverable fuel & natural gas costs                   45.3           76.5
   Prepayments & other current assets                    120.7           95.8
                                                      --------       --------
       Total current assets                              357.0          496.6
                                                      --------       --------
Investments in unconsolidated affiliates                   3.3            4.0
Other investments                                         16.4           12.2
Non-utility property-net                                   5.7            6.3
Goodwill-net                                             199.3          198.6
Regulatory assets                                         80.0           61.4
Other assets                                              20.5           17.3
                                                      --------       --------
TOTAL ASSETS                                         $ 2,301.9      $ 2,391.4
                                                      ========       ========


                   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                      September 30,  December 31,
                                                          2002          2001
                                                       ---------     ---------
     LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization

 Common shareholder's equity
     Common stock (no par value)                       $   385.7     $   385.7
     Retained earnings                                     333.9         329.0
     Accumulated other comprehensive income                 (1.9)         (1.7)
                                                        --------      --------
        Total common shareholder's equity                  717.7         713.0
                                                        --------      --------

 Cumulative Redeemable Preferred Stock of Subsidiary         0.3           0.5

 Long-term debt- net of current maturities and debt
     subject to tender                                     890.2         900.9
                                                        --------      --------
            Total capitalization                         1,608.2       1,614.4
                                                        --------      --------

Commitments & Contingencies (Notes 6-8)

Current Liabilities
 Accounts payable                                           75.2          79.0
 Accounts payable to affiliated companies                   32.4          36.5
 Payables to other Vectren companies                        19.4          11.5
 Accrued liabilities                                        91.6          97.5
 Short-term borrowings                                     171.7         274.2
 Long-term debt subject to tender                            -            11.5
 Current maturities of long-term debt                       17.2           1.3
                                                        --------      --------
    Total current liabilities                              407.5         511.5
                                                        --------      --------

Deferred Income Taxes & Other Liabilities
 Deferred income taxes                                     191.1         171.8
 Deferred credits & other liabilities                       95.1          93.7
                                                        --------      --------
    Total deferred income taxes & other liabilities        286.2         265.5
                                                        --------      --------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY               $ 2,301.9     $ 2,391.4
                                                        ========      ========



                   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)


                                                     Three Months          Nine Months
                                                  Ended September 30,   Ended September 30,
                                                  ------------------  ----------------------
                                                    2002       2001        2002       2001
                                                  --------  --------  ---------   ----------
OPERATING REVENUES
  Gas revenues                                    $   88.1  $   96.0  $    585.0  $    774.3
  Electric revenues                                  190.0     104.3       475.7       287.5
                                                   -------   -------   ---------   ---------
    Total operating revenues                         278.1     200.3     1,060.7     1,061.8
                                                   -------   -------   ---------   ---------
COST OF OPERATING REVENUES
  Cost of gas sold                                    45.6      51.2       358.2       550.1
  Fuel for electric generation                        22.9      21.1        59.7        56.9
  Purchased electric energy                           92.5      22.6       239.3        69.4
                                                   -------   -------   ---------   ---------
    Total cost of operating revenues                 161.0      94.9       657.2       676.4
                                                   -------   -------   ---------   ---------
TOTAL OPERATING MARGIN                               117.1     105.4       403.5       385.4

OPERATING EXPENSES
  Other operating                                     53.3      55.0       164.4       177.8
  Merger & integration costs                           -         1.4         -           2.1
  Restructuring costs                                  -         1.2         -          12.0
  Depreciation & amortization                         24.2      24.6        71.7        74.1
  Income taxes                                         4.7       0.7        30.6        11.2
  Taxes other than income taxes                        9.7       8.6        37.8        38.4
                                                   -------   -------   ---------   ---------
    Total operating expenses                          91.9      91.5       304.5       315.6
                                                   -------   -------   ---------   ---------
OPERATING INCOME                                      25.2      13.9        99.0        69.8

Equity in earnings of unconsolidated affiliates       (0.4)      -          (1.4)        -
Other income - net                                     0.6       1.4        10.7         1.6
Interest expense                                      16.5      15.6        49.7        52.3
Preferred dividend requirement of subsidiary           -         0.2         -           0.7
                                                   -------   -------   ---------   ---------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                 8.9      (0.5)       58.6        18.4
                                                   -------   -------   ---------   ---------
Cumulative effect of change in accounting
   principle - net of tax                              -         -           -           3.9
                                                   -------   -------   ---------   ---------
NET INCOME (LOSS)                                 $    8.9  $   (0.5) $     58.6  $     22.3
                                                   =======   =======   =========   =========

                   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 ------------------
                                                                   2002       2001
                                                                 -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $ 58.6     $ 22.3
     Adjustments to reconcile net income to cash from
         operating activities:
        Depreciation & amortization                                 71.7       74.1
        Equity in losses of unconsolidated affiliates                1.4          -
        Deferred income taxes & investment tax credits               1.5       (3.1)
        Net unrealized loss (gain) on derivative instruments,
            including cumulative effect of change in
             accounting principle                                    3.0       (3.0)
        Other non-cash charges- net                                  3.9       13.2

        Changes in assets and liabilities:
            Accounts receivable, including to Vectren
               companies & accrued unbilled revenues               128.9      198.2
            Inventories                                              1.7       (5.3)
            Recoverable fuel & natural gas costs                    31.2       17.1
            Prepayments & other current assets                     (25.1)     (28.9)
            Regulatory assets                                          -       (0.6)
            Accounts payable, including to Vectren
               companies & affiliated companies                      7.4     (136.7)
            Accrued liabilities                                     (7.2)     (37.9)
            Other noncurrent assets & liabilities                   (6.1)       1.7
                                                                   -----     ------
            Total adjustments                                      212.3       88.8
                                                                   -----     ------
            Net cash flows from operating activities               270.9      111.1
                                                                   -----     ------

CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
     Proceeds from additional capital contribution                     -      129.4
     Requirements for:
        Dividends on common stock                                  (53.7)     (46.7)
        Retirement of long-term debt                                (6.4)      (7.3)
        Retirement of preferred stock of subsidiary                 (0.2)     (17.7)
        Dividends on preferred stock of subsidiary                     -       (0.7)
     Net change in short-term borrowings                          (102.5)     (80.2)
                                                                   -----     ------
            Net cash flows (required for) financing activities    (162.8)     (23.2)
                                                                   -----     ------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Proceeds from investments                                       2.6        2.1
     Requirements for:
        Capital expenditures                                       (99.3)     (85.9)
        Other investments                                           (5.5)      (3.9)
        Unconsolidated affiliates                                   (0.4)         -
                                                                   -----      -----
            Net cash flows (required for) investing activities    (102.6)     (87.7)
                                                                   -----      -----
Net increase in cash & cash equivalents                              5.5        0.2

Cash & cash equivalents at beginning of period                       7.2        2.2
                                                                   -----      -----
Cash & cash equivalents at end of period                          $ 12.7     $  2.4
                                                                   =====      =====


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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary (53 % ownership), and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from The Dayton Power & Light Company on October 31, 2000.

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

3.      Impact of Recently Issued Accounting Guidance

EITF 02-03

In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003. See Note 9 for additional information on the Company's power marketing operations.

SFAS 142
--------
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year and is included in the Gas Utility Services operating segment, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

SFAS 144
--------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

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

SFAS 143
--------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

4.      Comprehensive Income

Comprehensive income consists of the following:


                                                  Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                               ------------------       ------------------
In millions                                     2002         2001        2002         2001
-------------------------------------------------------------------------------------------
Net income (loss)                              $ 8.9       $ (0.5)      $ 58.6       $ 22.3
     Minimum pension liability adjustment
       and other- net of tax                    (0.2)        (3.0)        (0.2)        (4.0)
-------------------------------------------------------------------------------------------
Total comprehensive income (loss)              $ 8.7       $ (3.5)      $ 58.4       $ 18.3
===========================================================================================


5.       Transactions with Other Vectren Companies

Support Services & Purchases
----------------------------
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management, and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $32.9 million and $16.2 million, respectively. For the nine months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $99.7 million and $88.9 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2002 and 2001 were $17.3 million and $7.3 million, respectively. Amounts paid for such purchases for the nine months ended September 30, 2002 and 2001 were $45.6 million and $28.2 million, respectively.

Cash Management & Borrowing Arrangements
----------------------------------------
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Vectren's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $325 million commercial paper program, of which $168.5 million is outstanding at September 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at September 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

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

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. As result of the settlement, Indiana Gas will refund amounts to customers. The Company expects refunds to be made in December 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund has no effect on operating margin or net income.

Transactions with ProLiance
---------------------------
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2002 and 2001 totaled $96.6 million and $89.3 million, respectively; and for the nine months ended September 30, 2002 and 2001 totaled $332.9 million and $503.7 million, respectively. Amounts owed to ProLiance at September 30, 2002 and December 31, 2001 for those purchases were $31.4 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

8.       Environmental Matters

Clean Air Act
-------------
NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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

Manufactured Gas Plants
-----------------------
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

9.      Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had a no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Consolidated Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Consolidated Condensed Statements of Income. Market value is determined using quoted market prices from independent sources.

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

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

10.     Segment Reporting

There were two operating segments during the three and six months ended June 30, 2002: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity to primarily southwestern Indiana, and SIGECO's power generating and power marketing operations. The following tables provide information about business segments.



                                      Three Months          Nine Months
                                   Ended September 30,  Ended September 30,
                                    -----------------  ----------------------
In millions                           2002      2001        2002       2001
                                    -------  --------  ----------  ----------
Operating Revenues
     Gas Utility Services          $   88.1  $   96.0  $    585.0  $    774.3
     Electric Utility Services        190.0     104.3       475.7       287.5
                                     ------    ------    --------    --------
        Total operating revenues   $  278.1  $  200.3  $  1,060.7  $  1,061.8
                                     ======    ======    ========    ========

Net Income (Loss)
     Gas Utility Services          $  (14.4) $  (13.0) $     15.4  $    (10.3)
     Electric Utility Services         23.3      12.5        43.2        32.6
                                     ------    ------    --------    --------
        Net income (loss)          $    8.9  $   (0.5) $     58.6  $     22.3
                                     ======    ======    ========    ========


                                  September 30,        December 31,
In millions                           2002                 2001
                                  ------------         -----------
Identifiable Assets
     Gas Utility Services          $1,459.3             $1,580.2
     Electric Utility Services        842.6                811.2
                                    -------              -------
        Total identifiable assets  $2,301.9             $2,391.4
                                    =======              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business
                           ---------------------------
Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary (53 % ownership), and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from The Dayton Power & Light Company on October 31, 2000.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                              Results of Operations
                              ---------------------

                                                         Three Months                    Nine Months
                                                       Ended September 30,            Ended September 30,
                                                     ---------------------           --------------------
In millions                                           2002            2001           2002           2001
----------------------------------------------------------------------------------------------------------
Net income (loss), as reported                       $ 8.9          $ (0.5)         $ 58.6         $ 22.3
     Merger, integration, & other costs-net of tax       -             0.7               -            7.4
     Restructuring costs-net of tax                                    2.5                            6.5
     Cumulative effect of change in accounting
       principle - net of tax                            -               -               -           (3.9)
----------------------------------------------------------------------------------------------------------
Net income before nonrecurring items                 $ 8.9           $ 2.7          $ 58.6         $ 32.3
==========================================================================================================

Net Income
----------
For the nine months ended September 30, 2002, net income was $58.6 million compared to $22.3 million for the same period in 2001. In addition to completion of merger and restructuring activities and related costs, the nine-month period increase of $36.3 million was primarily the result of improved margins and lower operations and maintenance costs. These resulted from a return to lower gas prices and the related reduction in costs incurred in 2001, favorable cooling weather during the second and third quarters and merger synergies. The accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order also contributed. These favorable impacts were offset somewhat by the effects of warm weather during the heating season.

For the three months ended September 30, 2002, net income was $8.9 million compared to a net loss of $0.5 million for the same period in 2001. Earnings increased due to due to increased margins, partly reflecting favorable cooling weather. The completion of merger and restructuring activities and related costs in 2001 also contributed.

New Accounting Principles
-------------------------
EITF 02-03
----------
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003.

SFAS 142
--------
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year and is included in the Gas Utility Services operating segment, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

SFAS 144
--------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

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

SFAS 143
--------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

Significant Fluctuations
------------------------
Utility Margin
--------------
Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2002 of $42.5 million decreased $2.3 million, or 5%, compared to 2001. The decrease is primarily due to fluctuations in unaccounted for gas and warmer weather.

Gas Utility margin for the nine months ended September 30, 2002 of $226.8 million increased $2.6 million, or 1%. The increase is primarily due to rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the PIPP rider and customer growth. These favorable impacts were offset somewhat by warmer weather compared to the prior year during the heating season, customer conservation, and fluctuations in unaccounted for gas. The effects of warmer weather during heating periods and customer conservation resulted in an overall 2% decrease in total throughput to 139.9 MMDth in 2002 from 142.3 MMDth in 2001.

Total cost of gas sold was $358.2 million for the nine months ended September 30, 2002 and $550.1 million in 2001. Total cost of gas sold decreased $191.9 million, or 35%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the nine months ended September 30, 2002 was $4.38 compared to $6.46 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three and nine months ended September 30, 2002 and 2001 increased $14.0 million, or 23%, and $15.5 million, or 10%, respectively. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 31% warmer for the quarter and 23% warmer for the nine-month period when compared to 2001. For the nine-month period, weather was 22% warmer than normal. In addition to weather, both the quarter and the nine-month period were positively affected by a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001. The year-to-date period, however, was negatively affected by decreased margin from power marketing activities.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. While volumes both sold and purchased in the wholesale market have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, margin from power marketing activities decreased $2.9 million for the year-to-date period. For the quarter, power marketing activities increased margin by $0.5 million.

Utility Operating Expenses
--------------------------
Utility Other Operating
Utility other operating expenses decreased $1.7 million for the three months ended September 30, 2002 and decreased $13.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The decreases result primarily from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger. Also contributing to the decrease for the nine-month period are merger synergies and the timing of maintenance expenditures.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $0.4 million for the three months ended September 30, 2002 and decreased $2.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The decreases result from the discontinuance of goodwill amortization as required by SFAS 142, offset somewhat by depreciation of plant additions.

Utility Income Tax Expense
Federal and state income taxes related to utility operations increased $4.0 million for the three months ended September 30, 2002 and increased $19.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The increases result principally from higher pre-tax earnings.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes increased $1.1 million for the three months ended September 30, 2002 and decreased $0.6 million for the nine months ended September 30, 2002 when compared to the prior year periods. The increase during the quarter is attributable to greater Electric Utility revenues that are subject to gross receipts tax than in the prior period. For the nine-month period, the decrease is attributable to a decrease in gross receipts and excise taxes as a result of lower Gas Utility revenues due to lower gas prices, offset somewhat by increased Electric Utility revenues subject to gross receipts tax.

Utility Other Income, Net
-------------------------
Utility other income, net decreased $0.8 million for the quarter and increased $9.1 million for the nine-month period when compared to the prior year periods. The decrease in the quarter is attributable to changes in value of investments that fund deferred compensation arrangements. The increase for the nine-month period is attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $1.8 million from the sale of excess emission allowances and other assets. In addition, the nine-month period is further affected by 2001 contributions made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Utility Interest Expense
------------------------
Utility interest expense increased $0.9 million for the three months ended September 30, 2002 and decreased $2.6 million for the nine months ended September 30, 2002 when compared to the prior year periods. The three-month period increase results from more borrowings outstanding at higher average rates. The nine-month period decrease is attributable to consistent outstanding borrowings at lower average interest rates.

Environmental Matters

Clean Air Act
-------------
NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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

Manufactured Gas Plants
-----------------------
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

Regulatory Matters
------------------
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. As result of the settlement, Indiana Gas will refund amounts to customers. The Company expects refunds to be made in December 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund has no effect on operating margin or net income.

In addition to the above, the IURC order also provides that:
|X| A portion of the utilities' natural gas will be purchased through a gas cost incentive mechanism that shares price risk and reward between the utilities and customers;
|X| Beginning in 2004, ProLiance will provide the utilities with an interstate pipeline transport and storage service price discount, thus providing additional savings to customers;
|X| As ProLiance continues to provide the utilities with its supply services, Citizens and Vectren will together annually provide an additional $2 million per year in customer benefits in 2003, 2004 and 2005; and
|X| In 2006, the utilities will conduct a competitive bidding process for provision of gas supply services commencing in 2007. ProLiance is authorized to participate in the competitive bidding process.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 44% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both September 30, 2002 and December 31, 2001, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures, and investments until permanently financed.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditures for NOx compliance equipment at SIGECO.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at September, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at September 30, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1. On August 27, 2002, Moody's Investor Services issued a press release indicating these ratings are under review for a possible downgrade. Moody's raised several concerns including weaker credit and fixed charge coverage measures, resulting from the prior integration and restructuring costs and warm winter of 2001 and 2002; and the regulatory treatment of the significant NOx environmental expenditures. The Company continues to work with Moody's to address these items including the favorable NOx settlement and other items involving Vectren and other Vectren subsidiaries.

Cash Flow From Operations
-------------------------
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $270.9 million and $111.1 million for the nine months ended September 30, 2002 and 2001, respectively.

Cash flow from operations increased during the nine months ended September 30, 2002 compared to 2001 by $159.8 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities
--------------------
Sources & Uses of Liquidity
---------------------------
At September 30, 2002, the Company had $330.0 million of short-term borrowing capacity, of which $158.3 million was available.

During the nine months ended September 30, 2002, $1.3 million of long-term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised and have been reclassified as long-term debt.

Ratings triggers on VUHI's commercial paper back up facility existing at December 31, 2001 were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $162.8 million for the nine months ended September 30, 2002 includes $108.9 million of reductions in net borrowings and $53.7 million in common stock dividends paid to Vectren. In the prior year, $129.4 million of additional capital was contributed by Vectren and used to repay short-term borrowings used to purchase the Ohio operations.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities
--------------------------------------------------
Cash required for investing activities of $102.6 million for the nine months ended September 30, 2002 includes $99.3 million of requirements for capital expenditures. Investing activities for the nine months ended September 30, 2001 were $87.7 million. The increase is attributable to capital expenditures for NOx compliance.

Planned Capital Expenditures
----------------------------
New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2002 are estimated at $42.8 million. Estimated capital expenditures for 2003 are estimated at $204.8 million.

                           Forward-Looking Information
                           ---------------------------
A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

Commodity Price Risk
--------------------
The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited wholesale power marketing operations that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing operations manage the utilization of its available electric generating capacity. These operations enter into forward and option contracts that commit the Company to purchase and sell electric power in the future.

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

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale contracts that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and nine months ended September 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.0 million and $1.4 million, respectively. For the three and nine months ended September 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $2.0 million, respectively.

Interest Rate Risk
------------------
Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

Other Risks
-----------
By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract. Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk. Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------
Within 90 days prior to the filing of the report, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness or the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be disclosed by the Company in its Exchange Act reports.

Disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 in Rules 13a-14(c) and 15d-14(c), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control
---------------------------
Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal controls and procedures or significant changes in other factors that could significantly affect the Company's internal controls and procedures. No material weaknesses or other significant deficiencies in the design of internal control were noted by the Company during the most recent disclosure control and procedure evaluation and through the filing of this Form 10-Q.

Internal control, as defined in American Institute of Certified Public Accountants Codification of Statements on Auditing Standards (AU ss.319), is a process, effected by an entity's board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting,
(b) effectiveness and efficiency of operations and (c) compliance with applicable laws and regulations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

 (b)  Reports On Form 8-K During The Last Calendar Quarter

On July 23, 2002, The Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations for the three, six and twelve month periods ended June 30, 2002. The financial information was released to the public through this filing.
        Item 5.  Other Events
        Item 7.  Exhibits
        99.1 - Press Release - Second Quarter 2002 Vectren Corporation Earnings
        99.2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

On July 25, 2002, The Company filed an amendment to current report on Form 8-K, originally filed on April 25, 2002, with respect to the approval of an agreement by the Indiana Utility Regulatory Commission setting forth the settlement of numerous pending issues related to ProLiance Energy, LLC
         Item 5.  Other Events
         Item 7.  Exhibits
         99-1 - Press Release - ProLiance Settlement Approved, Customers Save
                Millions, Utilities Receive Certainty

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VECTREN UTILITY HOLDINGS, INC.
                        --------------------------------
                                   Registrant




November 13, 2002       /s/Jerome A. Benkert, Jr.
                        -------------------------
                        Jerome A. Benkert, Jr.
                        Executive Vice President and
                        Chief Financial Officer
                       (Principal Financial Officer)



                        /s/M. Susan Hardwick
                        --------------------------
                        M. Susan Hardwick
                        Vice President and Controller
                       (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vectren Utility Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                            /s/ Niel C. Ellerbrook
                                           -------------------------------------
                                            Niel C. Ellerbrook
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vectren Utility Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                     /s/ Jerome A. Benkert, Jr.
                                    -----------------------------------
                                     Jerome A. Benkert, Jr.
                                     Executive Vice President and
                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

         Signed this 13th day of November, 2002.







/s/ Jerome A. Benkert, Jr.                  /s/ Niel C. Ellerbrook
-------------------------------             ------------------------------------
(Signature of Authorized Officer)          (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                      Niel C. Ellerbrook
-------------------------------             ------------------------------------
(Typed Name)                                (Typed Name)

Executive Vice President and
Chief Financial Officer                     Chairman and Chief Executive Officer
-------------------------------             ------------------------------------
(Title)                                     (Title)