Form 10-Q
period 2003-03-31
VECTREN UTILITY HOLDINGS INC
filed 2003-05-15
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                              VECTREN UTILITY HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                INDIANA                                   35-2104850
----------------------------------------------        -------------------
 (State or other jurisdiction of incorporation          (IRS Employer
      or organization)                                Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  812-491-4000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value             10                May 1, 2003
 -------------------------------       ----------------        -----------
            Class                      Number of Shares            Date

                                Table of Contents
Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Vectren Utility Holdings, Inc. and Subsidiary Companies
          Consolidated Condensed Balance Sheets                         1-2
          Consolidated Condensed Statements of Income                    3
          Consolidated Condensed Statements of Cash Flows                4
       Notes to Unaudited Consolidated Condensed Financial
         Statements                                                     5-15
  2    Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         16-25
  3    Quantitative and Qualitative Disclosures About
         Market Risk                                                    25
  4    Controls and Procedures                                         25-26

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                26
  6    Exhibits and Reports on Form 8-K                                 26
       Signatures                                                       27
       Certifications                                                  28-30

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

EITF:  Emerging Issues Task Force     MWh / GWh:  megawatt hours / millions of
                                         megawatt hours (gigawatt hours)
FASB:  Financial Accounting           NOx:  nitrogen oxide
   Standards Board
FERC:  Federal Energy Regulatory      OUCC:  Indiana Office of the Utility
    Commission                           Consumer Counselor
IDEM:  Indiana Department of          PUCO:  Public Utilities Commission of Ohio
   Environmental Management
IURC:  Indiana Utility Regulatory     SFAS:  Statement of Financial Accounting
   Commission                            Standards
MCF / BCF:  millions / billions       USEPA:  United States Environmental
   of cubic feet                         Protection Agency
MDth / MMDth: thousands /millions     Throughput:  combined gas sales and gas
   of dekatherms                         transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                     March 31,     December 31,
                                                       2003            2002
-------------------------------------------------------------------------------
 ASSETS                                                            As Restated,
                                                                    See Note 3
Current Assets
  Cash & cash equivalents                            $    20.9      $    10.5
  Accounts receivable-less reserves of $4.1 &
      $5.5, respectively                                 183.8          131.9
  Receivables due from other Vectren companies            23.4           56.3
  Accrued unbilled revenues                               80.2          112.7
  Inventories                                             38.2           56.0
  Recoverable fuel & natural gas costs                    11.9           22.1
  Prepayments & other current assets                      19.6           86.5
------------------------------------------------------------------------------
      Total current assets                               378.0          476.0
------------------------------------------------------------------------------
Utility Plant
  Original cost                                        3,085.5        3,037.2
  Less:  accumulated depreciation
    & amortization                                     1,412.2        1,389.0
------------------------------------------------------------------------------
      Net utility plant                                1,673.3        1,648.2
------------------------------------------------------------------------------
Investments in unconsolidated affiliates                   1.8            2.4
Other investments                                         20.1           21.9
Non-utility property-net                                 135.2          139.2
Goodwill-net                                             202.2          202.2
Regulatory assets                                         78.6           75.2
Other assets                                               4.3            5.3
------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 2,493.5      $ 2,570.4
==============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.


             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                            March 31,    December 31,
                                                              2003          2002
------------------------------------------------------------------------------------

      LIABILITIES & SHAREHOLDER'S EQUITY                                 As Restated,
                                                                         See Note 3
Current Liabilities
   Accounts payable                                        $    30.6      $    74.8
   Accounts payable to affiliated companies                     65.4           85.6
   Accounts payable due to other Vectren companies              12.7           69.8
   Accrued liabilities                                         139.6           83.2
   Short-term borrowings                                       315.8          239.1
   Short-term borrowings due to other Vectren companies            -           86.9
   Current maturities of long-term debt                          1.0           39.8
   Long-term debt subject to tender                                -           26.6
-------------------------------------------------------------------------------------
       Total current liabilities                               565.1          705.8
-------------------------------------------------------------------------------------
Long-term Debt-Net of Current Maturities &
     Debt Subject to Tender                                    867.8          841.2

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                       180.7          172.3
   Deferred credits & other liabilities                         81.8           82.2
-------------------------------------------------------------------------------------
       Total deferred credits & other liabilities              262.5          254.5
-------------------------------------------------------------------------------------
Commitments & Contingencies (Notes 7, 8)

Cumulative, Redeemable Preferred Stock of
  a Subsidiary                                                   0.2            0.3

Common Shareholder's Equity
   Common stock (no par value)                                 385.7          385.7
   Retained earnings                                           411.7          382.4
   Accumulated other comprehensive income                        0.5            0.5
-------------------------------------------------------------------------------------
           Total common shareholder's equity                   797.9          768.6
-------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                   $ 2,493.5      $ 2,570.4
=====================================================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)

                                                Three Months Ended March 31
-----------------------------------------------------------------------------
                                                   2003             2002
-----------------------------------------------------------------------------
                                                                 As Restated,
                                                                 See Note 3
OPERATING REVENUES
  Gas utility                                    $ 509.5           $ 358.1
  Electric utility                                 119.4             126.8
  Other                                              0.2               0.1
-----------------------------------------------------------------------------
      Total operating revenues                     629.1             485.0
-----------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                                 365.1             230.5
  Fuel for electric generation                      20.8              17.8
  Purchased electric energy                         40.4              59.7
  Other operating                                   56.6              51.3
  Depreciation & amortization                       28.8              26.8
  Taxes other than income taxes                     21.7              18.1
-----------------------------------------------------------------------------
      Total operating expenses                     533.4             404.2
-----------------------------------------------------------------------------
OPERATING INCOME                                    95.7              80.8
OTHER INCOME (EXPENSE) - NET
  Equity in losses of unconsolidated
      affiliates                                    (0.5)             (0.1)
  Other - net                                       (1.5)              2.1
-----------------------------------------------------------------------------
      Total other income (expense) - net            (2.0)              2.0
-----------------------------------------------------------------------------
Interest expense                                    16.5              17.6
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          77.2              65.2
-----------------------------------------------------------------------------
Income taxes                                        29.9              23.2
-----------------------------------------------------------------------------
NET INCOME                                       $  47.3           $  42.0
=============================================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                        Three Months Ended March 31,
-------------------------------------------------------------------------------------
                                                               2003          2002
-------------------------------------------------------------------------------------
                                                                         As Restated,
                                                                          See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 47.3      $  42.0
   Adjustments to reconcile net income to cash from
           operating activities:
      Depreciation & amortization                                28.8         26.8
      Deferred income taxes & investment tax credits              5.1         (0.2)
      Equity in losses (earnings) of unconsolidated
        affiliates                                                0.5          0.1
      Net unrealized loss (gain) on derivative instruments       (0.9)         2.9
      Pension and postretirement expense                          1.5          1.2
      Other non-cash charges- net                                 5.7          0.5
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
             companies & accrued unbilled revenue                 9.8        (36.0)
         Inventories                                             17.8         14.2
         Recoverable fuel & natural gas costs                    10.2         21.7
         Prepayments & other current assets                      68.2         63.2
         Accounts payable, including to Vectren
             companies & affiliated companies                  (121.5)       (43.9)
         Accrued liabilities                                     57.2         80.2
      Changes in other noncurrent assets                         (0.4)         0.2
      Changes in other noncurrent liabilities                    (1.4)         0.5
-------------------------------------------------------------------------------------
           Net cash flows from operating activities             127.9        173.4
-------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES

   Requirements for:
      Retirement of long-term debt, including
          premiums paid                                         (39.9)        (1.3)
      Dividends on common stock                                 (18.0)       (17.3)
      Redemption of preferred stock of subsidiary                (0.1)        (0.2)
   Net change in short-term borrowings, including
      to other Vectren companies                                (10.2)      (117.8)
-------------------------------------------------------------------------------------
           Net cash flows required for financing
              activities                                        (68.2)      (136.6)
-------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
   Proceeds from:
      Unconsolidated affiliate distributions                      0.1            -
      Notes receivable, including notes from other
           Vectren companies & other collections                    -          7.8
   Requirements for:
      Capital expenditures, excluding AFUDC-equity              (49.4)       (38.7)
      Unconsolidated affiliate investments                          -         (0.4)
-------------------------------------------------------------------------------------
           Net cash flows required for investing
              activities                                        (49.3)       (31.3)
-------------------------------------------------------------------------------------
Net increase in cash & cash equivalents                          10.4          5.5
Cash & cash equivalents at beginning of period                   10.5          5.3
-------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                       $ 20.9      $  10.8
=====================================================================================


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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2002, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the 2002 quarterly financial statements, management determined that previously issued financial statements should be restated. As a result, the Company has restated its financial statements for the three months ended March 31, 2002 for various reconciliation errors and other errors related primarily to the recording of estimates. These errors were not significant either individually or in the aggregate and increased previously reported earnings by approximately $0.4 million after tax.

In addition, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported earnings by $1.0 million after tax. Total assets, liabilities, and equity transferred to VUHI on January 1, 2003 were $133.8 million, $93.5 million, and $40.3 million, respectively.

Following is a summary of the effects of the reorganization due to the transfer of assets and restatement due to errors on previously reported results of operations for the three months ended March 31, 2002.

                                                         Adjustments for
                                                   ---------------------------
OPERATING REVENUES                    As reported  Reorganization  Restatement  As Restated
                                      -----------  --------------  -----------  -----------
    Gas utility                        $ 357.1        $   -           $ 1.0       $ 358.1
    Electric utility                     126.8            -               -         126.8
    Energy services & other                  -          0.1               -           0.1
-------------------------------------------------------------------------------------------
         Total operating revenues        483.9          0.1             1.0         485.0
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Cost of gas sold                     230.4            -             0.1         230.5
    Fuel for electric generation          17.8            -               -          17.8
    Purchased electric energy             59.8            -            (0.1)         59.7
    Other operating                       55.8         (5.5)            1.0          51.3
    Depreciation & amortization           23.6          3.2               -          26.8
    Taxes other than income taxes         17.9          0.1             0.1          18.1
-------------------------------------------------------------------------------------------
         Total operating expenses        405.3         (2.2)            1.1         404.2
-------------------------------------------------------------------------------------------
OPERATING INCOME                          78.6          2.3            (0.1)         80.8
OTHER INCOME (EXPENSE) - NET
    Equity in losses of unconsolidated
         affiliates                       (0.6)           -             0.5          (0.1)
    Other - net                            1.8            -             0.3           2.1
-------------------------------------------------------------------------------------------
      Total other income (expense) - net   1.2            -             0.8           2.0
-------------------------------------------------------------------------------------------
Interest expense                          16.9          0.7               -          17.6
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                62.9          1.6             0.7          65.2
-------------------------------------------------------------------------------------------
Income taxes                              22.3          0.6             0.3          23.2
-------------------------------------------------------------------------------------------
NET INCOME                             $  40.6        $ 1.0           $ 0.4       $  42.0
===========================================================================================



4.   Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $475.0 million in short-term credit facilities and VUHI's $350.0 million unsecured senior notes. As a result of the reorganization described in Note 3, VUHI has operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Balance Sheet as of March 31, 2003:


                 ASSETS                             Subsidiary    Parent
                                                    Guarantors    Company    Eliminations   Consolidated
                                                    ----------    -------    ------------   ------------
Current Assets
   Cash & cash equivalents                          $    21.0    $    (0.1)  $        -       $    20.9
   Accounts receivable-less reserves                    183.2          0.6            -           183.8
   Receivables due from other Vectren companies           2.8         22.7         (2.1)           23.4
   Accrued unbilled revenues                             80.2            -            -            80.2
   Inventories                                           38.2            -            -            38.2
   Recoverable fuel & natural gas costs                  11.9            -            -            11.9
   Prepayments & other current assets                    19.9         (0.3)           -            19.6
--------------------------------------------------------------------------------------------------------
       Total current assets                             357.2         22.9         (2.1)          378.0
--------------------------------------------------------------------------------------------------------
Utility Plant
   Original cost                                      3,085.5            -            -         3,085.5
   Less:  accumulated depreciation & amortization     1,412.2            -            -         1,412.2
--------------------------------------------------------------------------------------------------------
       Net utility plant                              1,673.3            -            -         1,673.3
--------------------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries                    -        832.7       (832.7)              -
Notes receivable from consolidated subsidiaries          26.8        499.6       (526.4)              -
Investments in unconsolidated affiliates                  0.1          1.7            -             1.8
Other investments                                        13.2          6.9            -            20.1
Non-utility property-net                                  5.4        129.8            -           135.2
Goodwill-net                                            202.2            -            -           202.2
Regulatory assets                                        73.8          4.8            -            78.6
Other assets                                              4.3            -            -             4.3
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 2,356.3    $ 1,498.4   $ (1,361.2)      $ 2,493.5
========================================================================================================
       LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                 $    29.1    $     1.5   $        -       $    30.6
   Accounts payable to affiliated companies              65.0          0.4            -            65.4
   Accounts payable due to other Vectren
     companies                                           11.3          3.6         (2.2)           12.7
   Accrued liabilities                                  136.9          4.9         (2.2)          139.6
   Short-term borrowings                                  3.2        312.6            -           315.8
   Short-term borrowings due from
       other Vectren companies                          153.4         26.7       (180.1)              -
   Current maturities of long-term debt                   1.0            -            -             1.0
--------------------------------------------------------------------------------------------------------
       Total current liabilities                        399.9        349.7       (184.5)          565.1
--------------------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current maturities &
       debt subject to tender                           519.3        348.5            -           867.8
   Long-term debt due to VUHI                           344.0            -       (344.0)              -
--------------------------------------------------------------------------------------------------------
       Total long-term debt-net                         863.3        348.5       (344.0)          867.8
--------------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                180.6          0.1            -           180.7
   Deferred credits & other liabilities                  79.6          2.2            -            81.8
--------------------------------------------------------------------------------------------------------
       Total deferred credits & other liabilities       260.2          2.3            -           262.5
--------------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
     a Subsidiary                                         0.2            -            -             0.2
Common Shareholder's Equity
   Common stock (no par value)                          461.3        385.7       (461.3)          385.7
   Retained earnings                                    371.4        411.7       (371.4)          411.7
   Accumulated other comprehensive income                   -          0.5            -             0.5
--------------------------------------------------------------------------------------------------------
       Total common shareholder's equity                832.7        797.9       (832.7)          797.9
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $ 2,356.3    $ 1,498.4   $ (1,361.2)      $ 2,493.5
========================================================================================================

Consolidating Balance Sheet as of December 31, 2002:

                 ASSETS                             Subsidiary    Parent
                                                    Guarantors    Company     Eliminations  Consolidated
                                                    ----------   ---------    ------------  ------------
Current Assets
   Cash & cash equivalents                          $    10.2    $     0.3    $        -     $    10.5
   Accounts receivable-less reserves                    130.8          1.1             -         131.9
   Receivables due from other Vectren companies          39.3         19.7          (2.7)         56.3
   Accrued unbilled revenues                            112.7            -             -         112.7
   Inventories                                           56.0            -             -          56.0
   Recoverable fuel & natural gas costs                  22.1            -             -          22.1
   Prepayments & other current assets                    86.2          0.3             -          86.5
--------------------------------------------------------------------------------------------------------
       Total current assets                             457.3         21.4          (2.7)        476.0
--------------------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                       3,037.2            -             -       3,037.2
  Less: accumulated depreciation & amortization       1,389.0            -             -       1,389.0
--------------------------------------------------------------------------------------------------------
       Net utility plant                              1,648.2            -             -       1,648.2
--------------------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries                    -        802.4        (802.4)            -
Notes receivable from consolidated subsidiaries           8.5        493.9        (502.4)            -
Investments in unconsolidated affiliates                  0.1          2.3             -           2.4
Other investments                                        13.1          8.8             -          21.9
Non-utility property-net                                  5.4        133.8             -         139.2
Goodwill-net                                            202.2            -             -         202.2
Regulatory assets                                        70.3          4.9             -          75.2
Other assets                                              4.9          0.4             -           5.3
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 2,410.0    $ 1,467.9    $ (1,307.5)    $ 2,570.4
========================================================================================================

        LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                 $    71.3    $     3.5    $        -     $    74.8
   Accounts payable to affiliated companies              85.2          0.4             -          85.6
   Accounts payable due to other Vectren
     companies                                           61.3         11.2          (2.7)         69.8
   Accrued liabilities                                   83.8          1.7          (2.3)         83.2
   Short-term borrowings                                    -        239.1             -         239.1
   Short-term borrowings due from
       other Vectren companies                          147.6         95.4        (156.1)         86.9
   Current maturities of long-term debt                  39.8            -             -          39.8
   Long-term debt subject to tender                      26.6            -             -          26.6
--------------------------------------------------------------------------------------------------------
       Total current liabilities                        515.6        351.3        (161.1)        705.8
--------------------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current maturities &
       debt subject to tender                           492.8        348.4             -         841.2
   Long-term debt due to VUHI                           344.0            -        (344.0)            -
--------------------------------------------------------------------------------------------------------
       Total long-term debt-net                         836.8        348.4        (344.0)        841.2
--------------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                174.6         (2.3)            -         172.3
   Deferred credits & other liabilities                  80.3          1.9             -          82.2
--------------------------------------------------------------------------------------------------------
       Total deferred credits & other liabilities       254.9         (0.4)            -         254.5
--------------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
  a Subsidiary                                            0.3            -             -           0.3
Common Shareholder's Equity
   Common stock (no par value)                          461.3        385.7        (461.3)        385.7
   Retained earnings                                    341.1        382.4        (341.1)        382.4
   Accumulated other comprehensive income                   -          0.5             -           0.5
--------------------------------------------------------------------------------------------------------
       Total common shareholder's equity                802.4        768.6        (802.4)        768.6
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $ 2,410.0    $ 1,467.9    $ (1,307.5)    $ 2,570.4
========================================================================================================

Consolidating Statement of Income for the three months ended March 31, 2003:

                                            Subsidiary   Parent
                                            Guarantors   Company   Eliminations   Consolidated
----------------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                               $ 509.5      $    -     $     -         $ 509.5
   Electric utility                            119.4           -           -           119.4
   Other                                           -         6.6        (6.4)            0.2
----------------------------------------------------------------------------------------------
       Total operating revenues                628.9         6.6        (6.4)          629.1
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            365.1           -           -           365.1
   Fuel for electric generation                 20.8           -           -            20.8
   Purchased electric energy                    40.4           -           -            40.4
   Other operating                              62.8         0.2        (6.4)           56.6
   Depreciation & amortization                  25.2         3.6           -            28.8
   Taxes other than income taxes                21.4         0.3           -            21.7
----------------------------------------------------------------------------------------------
       Total operating expenses                535.7         4.1        (6.4)          533.4
----------------------------------------------------------------------------------------------
OPERATING INCOME                                93.2         2.5           -            95.7
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
     companies                                     -        48.5       (48.5)              -
   Equity in losses of unconsolidated
     affiliates                                    -        (0.5)          -            (0.5)
   Other - net                                   0.4         4.8        (6.7)           (1.5)
----------------------------------------------------------------------------------------------
       Total other income (expense) - net        0.4        52.8       (55.2)           (2.0)
----------------------------------------------------------------------------------------------
Interest expense                                15.5         7.7        (6.7)           16.5
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      78.1        47.6       (48.5)           77.2
----------------------------------------------------------------------------------------------
Income taxes                                    29.6         0.3           -            29.9
----------------------------------------------------------------------------------------------
NET INCOME                                  $   48.5      $ 47.3     $ (48.5)        $  47.3
==============================================================================================

Consolidating Statement of Income for the three months ended March 31, 2002:

                                            Subsidiary    Parent
                                            Guarantors    Company   Eliminations  Consolidated
----------------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                              $ 358.1       $    -     $     -         $ 358.1
   Electric utility                           126.8            -           -           126.8
   Other                                          -          5.6        (5.5)            0.1
----------------------------------------------------------------------------------------------
       Total operating revenues               484.9          5.6        (5.5)          485.0
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           230.5            -           -           230.5
   Fuel for electric generation                17.8            -           -            17.8
   Purchased electric energy                   59.7            -           -            59.7
   Other operating                             56.7          0.1        (5.5)           51.3
   Depreciation & amortization                 23.6          3.2           -            26.8
   Taxes other than income taxes               18.0          0.1           -            18.1
----------------------------------------------------------------------------------------------
       Total operating expenses               406.3          3.4        (5.5)          404.2
----------------------------------------------------------------------------------------------
OPERATING INCOME                               78.6          2.2           -            80.8
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
     companies                                    -         41.5       (41.5)              -
   Equity in losses of unconsolidated
     affiliates                                   -         (0.1)          -            (0.1)
   Other - net                                  1.6          6.8        (6.3)            2.1
----------------------------------------------------------------------------------------------
       Total other income (expense) - net       1.6         48.2       (47.8)            2.0
----------------------------------------------------------------------------------------------
Interest expense                               15.9          8.0        (6.3)           17.6
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     64.3         42.4       (41.5)           65.2
----------------------------------------------------------------------------------------------
Income taxes                                   22.8          0.4           -            23.2
----------------------------------------------------------------------------------------------
NET INCOME                                  $  41.5       $ 42.0     $ (41.5)        $  42.0
==============================================================================================

Consolidating Statement of Cash Flows for the three months ended March 31, 2003:


                                                   Subsidary   Parent
                                                   Guarantors  Company  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES           $ 127.6      $ 0.3      $   -         $ 127.9
--------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
   Requirements for:
      Retirement of long-term debt,
        including premiums paid                      (39.9)         -          -           (39.9)
      Dividends on common stock                      (18.2)     (18.0)      18.2           (18.0)
      Redemption of preferred stock
        of subsidiary                                 (0.1)         -          -            (0.1)
   Net change in short-term borrowings,
        including to other Vectren companies           9.0        4.8      (24.0)          (10.2)
--------------------------------------------------------------------------------------------------
       Net cash flows required for financing
          activities                                 (49.2)     (13.2)      (5.8)          (68.2)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from:
      Consolidated subsidiary distributions              -       18.2      (18.2)              -
      Unconsolidated affiliate distributions             -        0.1          -             0.1
   Requirements for:
      Capital expenditures, excluding
        AFUDC-equity                                 (49.3)      (0.1)         -           (49.4)
   Net change in notes receivable to other
      Vectren companies                              (18.3)      (5.7)      24.0               -
--------------------------------------------------------------------------------------------------
         Net cash flows from (required for)
         investing activities                        (67.6)      12.5        5.8           (49.3)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash
   equivalents                                        10.8       (0.4)                      10.4
Cash & cash equivalents at beginning
   of period                                          10.2        0.3                       10.5
--------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period           $  21.0     $ (0.1)     $   -         $  20.9
==================================================================================================

Consolidating Statement of Cash Flows for the three months ended March 31, 2002:

                                                  Subsidary    Parent
                                                  Guarantors   Company  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES           $ 175.2     $ (1.8)     $   -         $ 173.4
--------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
  Requirements for:
     Retirement of long-term debt, including
       premiums paid                                  (1.3)         -          -            (1.3)
     Dividends on common stock                       (17.2)     (17.3)      17.2           (17.3)
     Redemption of preferred stock of subsidiary      (0.2)         -          -            (0.2)
  Net change in short-term borrowings, including
     to other Vectren companies                      (99.4)     (90.3)      71.9          (117.8)
--------------------------------------------------------------------------------------------------
       Net cash flows required for financing
          activities                                (118.1)    (107.6)      89.1          (136.6)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
    distributions                                        -       17.2      (17.2)              -
  Requirements for:
      Capital expenditures, excluding
           AFUDC-equity                              (24.6)     (14.1)         -           (38.7)
      Unconsolidated affiliate investments               -       (0.4)                      (0.4)
  Net change in notes receivable to other
    Vectren companies                                (27.5)     107.2      (71.9)            7.8
--------------------------------------------------------------------------------------------------
         Net cash flows from (required for)
            investing activities                     (52.1)     109.9      (89.1)          (31.3)
--------------------------------------------------------------------------------------------------
Net increase in cash & cash
    equivalents                                        5.0        0.5          -             5.5
Cash & cash equivalents at beginning
    of period                                          7.0       (1.7)         -             5.3
--------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period           $  12.0     $ (1.2)     $   -         $  10.8
==================================================================================================

5.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $17.7 million and $17.4 million for the three months ended March 31, 2003 and 2002, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2003 and 2002, totaled $19.2 million and $13.2 million, respectively.

Stock-Based Incentive Plans
VUHI does not have stock-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's stock-based compensation plans.

6.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO and Vectren Retail, LLC (Vectren's retail gas marketer) in 2002. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2003 and 2002 totaled $261.4 million and $127.8 million, respectively. Amounts owed to ProLiance at March 31, 2003 and December 31, 2002 for those purchases were $53.5 million and $83.7 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

7.   Legal Proceedings

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters.

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

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through March 31, 2003, $80.8 million has been expended.

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

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCRs is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

9.   Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $380 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter of 2003 for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

10.  Segment Reporting

As discussed in Note 3, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries. The operations of these assets comprise the Corporate and Other operating segment. The Company separates its operations into three operating segments: Gas Utility Services, Electric Utility Services, and Corporate and Other. The Company uses operating income as the measure of profitability for its segments.

Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Corporate and Other Operations provide information technology and other support services to those utility operations. Following is detailed information about the Company's operating segments.


                                             Three Months Ended March 31,
                                           ------------------------------
In millions                                  2003                  2002
-------------------------------------------------------------------------
Operating Revenues
  Gas Utility Services                     $ 509.5               $ 358.1
  Electric Utility Services                  119.4                 126.8
  Corporate & Other                            6.6                   5.6
  Eliminations                                (6.4)                 (5.5)
-------------------------------------------------------------------------
     Total Operating Revenues              $ 629.1               $ 485.0
=========================================================================

Operating Income
  Gas Utility Services                      $ 69.3                $ 62.1
  Electric Utility Services                   23.9                  16.4
  Corporate & Other                            2.5                   2.3
-------------------------------------------------------------------------
     Total Operating Income                 $ 95.7                $ 80.8
=========================================================================

                                         March 31,            December 31,
In millions                                2003                  2002
-------------------------------------------------------------------------
Total Assets
  Gas Utility Services                   $ 1,479.5             $ 1,555.1
  Electric Utility Services                  880.4                 860.9
  Corporate & Other                          162.5                 171.6
  Eliminations                               (28.9)                (17.2)
-------------------------------------------------------------------------
     Total Assets                        $ 2,493.5             $ 2,570.4
=========================================================================


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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                       Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three months ended March 31, 2002 by $0.4 million after tax.

In addition, on January 1, 2003, the Company transferred certain information systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the utility operations of VUHI's subsidiaries. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported net income for the three months ended March 31, 2002 by $1.0 million after tax.

Note 3 to the consolidated condensed financial statements includes a summary of the effects of the reorganization due to the transfer of assets and restatement due to errors on previously reported results of operations. The results of operations give effect to these restatements.

Net Income

Net income was $47.3 million for the three months ended March 31, 2003 compared to $42.0 million for the same period in 2002. The increase in net income results primarily from the effects of colder weather and increased margins in wholesale operations. These increases were offset somewhat by the effect of higher gas costs which increased operating expenses, including uncollectible accounts expense.

Significant Fluctuations

Margin

Gas Utility Margin
Gas utility margin by customer type and separated between volumes sold and transported follows:

                                        Three Months Ended March 31,
--------------------------------------------------------------------
In millions                                    2003           2002
--------------------------------------------------------------------
Residential                                   $ 93.9         $ 85.1
Commercial                                      33.3           24.8
Contract                                        14.7           16.8
Other                                            2.5            0.9
--------------------------------------------------------------------
    Total gas margin                         $ 144.4        $ 127.6
====================================================================
Volumes in MMDth
  Sold                                          64.0           51.7
  Transported                                   28.1           26.9
--------------------------------------------------------------------
    Total throughput                            92.1           78.6
====================================================================


Gas utility margin for the three months ended March 31, 2003, increased $16.8 million, or 13%, compared to 2002. The increase is primarily due to weather 23% colder than the prior year and 8% colder than normal. The effects of colder weather resulted in a 17% increase in total throughput. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2003, was $6.53 compared to $4.47 for the same period in 2002.

Electric Utility Margin
Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                        Three Months Ended March 31,
--------------------------------------------------------------------
In millions                                    2003           2002
--------------------------------------------------------------------
Retail & firm wholesale                       $ 50.1         $ 48.2
Non-firm wholesale                               8.1            1.1
--------------------------------------------------------------------
    Total electric margin                     $ 58.2         $ 49.3
====================================================================
Non-firm wholesale margin:
Realized margin                                $ 7.2          $ 4.0
Mark-to-market gains (losses)                    0.9           (2.9)

Electric utility margin for the three months ended March 31, 2002 increased $8.9 million, or 18%, compared to 2002 primarily due to the effect of price volatility in the wholesale power market. Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. In 2003, volumes sold into the wholesale market were 1.45 GWh compared to 2.47 GWh in 2002. Volumes purchased from the wholesale market, some of which were utilized to serve retail and firm wholesale customers, were 1.26 GWh in 2003 compared to
2.34 GWh in 2002. While volumes both sold and purchased in the wholesale market have decreased during 2003, margins increased $7.0 million compared to 2002 as a result of increased capacity and price volatility.

The effect of colder weather on electric heating sales was the primary factor for the $1.9 million increase in electric margin from retail and firm wholesale customers. As result of the colder weather, volumes sold to retail and firm wholesale customers increased 2% from 1.40 GWh in 2002 to 1.42 GWh in 2003.

Operating Expenses

Other Operating
Other operating expenses increased $5.3 million for the three months ended March 31, 2003 compared to the prior year. The increase results principally from increased uncollectible accounts expense, uncollectible accounts expense related to the percent of income payment plan (PIPP) in Ohio, and timing of maintenance expenditures. Uncollectible accounts and PIPP expense increased by $2.1 million due to primarily higher gas costs.

Depreciation & Amortization
Depreciation and amortization increased $2.0 million for the three months ended March 31, 2003 compared to the prior year. The increase results from depreciation of additions to utility plant.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.6 million for the three months ended March 31, 2003 compared to the prior year. The increase results from higher utility receipts and excise taxes as a result of higher volumes sold and higher gas prices.

Other Income (Expense) - Net

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates increased $0.4 million for the three months ended March 31, 2003 compared to the prior year. The increase results from increased losses incurred by a company that manufactures autoclaved aerated concrete products from fly ash.

Other- net
Other, net decreased $3.6 million for the three months ended March 31, 2003 compared to the prior year. The decrease results principally from charges taken against the Company's equity method investment that processes fly ash of approximately $2.0 million. The remaining decrease results from less AFUDC, and increased contributions to low-income heating assistance programs.

Interest Expense

Interest expense decreased $1.1 million for the three months ended March 31, 2003, when compared to the prior year. The decrease results from lower interest rates on variable rate debt offset partially by higher outstanding balances. The increased debt outstanding is due primarily to increased working capital requirements resulting from the higher gas prices experienced during 2003 and the funding of certain capital expenditures with short-term borrowings.

Income Tax

Federal and state income taxes related to the Utility Group increased $6.7 million for the three months ended March 31, 2003, when compared to the prior year. The increase results principally from higher pre-tax earnings. The effective tax rate increased from 35.6% in 2002 to 38.7% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

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

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through March 31, 2003, $80.8 million has been expended.

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

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCRs is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

                  Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $380 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

Financial Accounting Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

                               Financial Condition

Within Vectren's consolidated group, VUHI funds short-term and long-term financing needs of the regulated operations. Vectren does not guarantee VUHI's debt. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 4 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at March 31, 2003 totaled $350.0 million and $312.6 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have debt outstanding funded solely by their operations. VUHI's operations have historically funded the majority of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2003 are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investor's Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt at March 31, 2003 are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt at December 31, 2002 are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Moody's and Standard and Poor's lowest level investment grade rating is Baa3 and BBB-, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 48% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at March 31, 2003 and December 31, 2002, respectively.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds. However, additional permanent financing may be required due to significant capital expenditures for NOx compliance equipment at SIGECO and plans to further strengthen the Company's capital structure and the capital structures of its utility subsidiaries. These plans may include the issuance of new equity to Vectren and the issuance of additional long-term debt and the calling of certain long-term debt at SIGECO and Indiana Gas. In April 2003, the Company filed with the United States Securities and Exchange Commission a Form S-3 to issue a maximum of $200 million in debt securities. Specific to the NOx compliance project, the Company is authorized an 8 percent return on its capital investments through approved rider recovery mechanisms.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the three months ended March 31, 2003 and 2002 was $127.9 million and $173.4 million, respectively. The decrease of $45.5 million is primarily the result of more favorable changes in working capital accounts occurring in 2002 due to a return to lower gas prices in that year, offset by increased earnings before non-cash charges in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $68.2 million for the three months ended March 31, 2003 includes a decrease in borrowings outstanding of $50.1 million and increased common stock dividends compared to 2002. In 2002, higher operating cash flow was used to repay $119.1 million in borrowings.

Financing Transactions
In January, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. The total amount paid on redemption was $24.9 million. Pursuant to regulatory authority, the premium paid was deferred as a regulatory asset. Also in January, 2003, other debt of Indiana Gas totaling $15.0 million was paid as scheduled.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as long-term debt subject to tender. Subsequent to March 31, 2003, the Company re-marketed those bonds on a long-term basis and has therefore reclassified them as long-term debt at March 31, 2003.

Investing Cash Flow

Cash required for investing activities of $49.3 million for the three months ended March 31, 2003 includes $49.4 million of requirements for capital expenditures. Investing activities for 2002 were $31.3 million. The increase occurring in 2003 is principally the result of additional capital expenditures, principally for the NOx project and implementation of choice programs in Ohio, and payments to other Vectren subsidiaries for the transfer of assets.

Available Sources of Liquidity

At March 31, 2003, the Company has $475.0 million of short-term borrowing capacity, of which approximately $159.2 million is available. Subsequent to December 31, 2002, the Company increased its capacity $145.0 million to $475.0 million.

Planned Capital Expenditures & Investments

Capital expenditures for the remainder to 2003 are estimated to be approximately $185 million.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2002 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter
On January 31, 2003, The Company filed a Current Report on Form 8-K with respect to the release of the Company's and Vectren Corporation's preliminary financial information to the investment community regarding the Company's results of operations, for the three and twelve month periods ended December 31, 2002.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Preliminary 2002 Results
               99.2 - 2002 Selected Financial Data and Effects of Restatement
               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform
                      Act of 1995

On March 14, 2003, The Company filed a Current Report on Form 8-K with respect to the release of the Company's and Vectren Corporation's financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2002.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Final 2002 Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VECTREN UTILITY HOLDINGS, INC.
                                 Registrant




        May 15, 2003                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                --------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)

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

Date: May 15, 2003

                                  /s/ Niel C. Ellerbrook
                                  ----------------------------------------------
                                  Niel C. Ellerbrook
                                  Chairman & Chief Executive Officer

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

Date: May 15, 2003

                                        /s/ Jerome A. Benkert, Jr.
                                        ----------------------------------
                                        Jerome A. Benkert, Jr.
                                        Executive Vice President &
                                        Chief Financial Officer

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

         Signed this 15th day of May, 2003.







/s/ Jerome A. Benkert, Jr.             /s/ Niel C. Ellerbrook
----------------------------------     -----------------------------------
(Signature of Authorized Officer)      (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                 Niel C. Ellerbrook
----------------------------------     -----------------------------------
(Typed Name)                          (Typed Name)

Executive Vice President &
Chief Financial Officer               Chairman & Chief Executive Officer
---------------------------------     ------------------------------------
(Title)                               (Title)