Form 10-K/A
period 2002-12-31
VECTREN UTILITY HOLDINGS INC
filed 2003-06-18
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:  1-16739

                         VECTREN UTILITY HOLDINGS, INC.
                         ------------------------------

             (Exact name of registrant as specified in its charter)

                    INDIANA                               35-2104850
----------------------------------------------       --------------------
 (State or other jurisdiction of incorporation          (IRS Employer
   or organization)                                   Identification No.)


   20 N.W. Fourth Street, Evansville, Indiana              47708
-----------------------------------------------          ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 812-491-4000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------
 7 1/4% Senior Notes, due 10/15/2031            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

     Title of each class            Name of each exchange on which registered
----------------------------        -----------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value          10             March 15, 2003
----------------------------------   ----------------   ------------------
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

                                   Definitions

AFUDC: allowance for funds used            MMBTU:  millions of British thermal
        during construction                         units

APB:   Accounting Principles Board         MW:     megawatts

EITF:  Emerging Issues Task Force          MWh / GWh:  megawatt hours / millions of
                                                       megawatt hours (gigawatt hour)

FASB:  Financial Accounting Standards      NOx:  nitrogen oxide
         Board

FERC:  Federal Energy Regulatory           OUCC:  Indiana Office of the Utility
         Commission                               Consumer Counselor

IDEM:  Indiana Department of               PUCO:  Public Utilities Commission
       Environmental Management                    of Ohio

IURC:  Indiana Utility Regulatory          SFAS:  Statement of Financial
       Commission                                 Accounting Standards

MCF / BCF:  millions / billions            USEPA:  United States Environmental
          of cubic feet                             Protection Agency

MDth / MMDth: thousands /millions          Throughput:  combined gas sales and
       of dekatherms                                gas transportation volumes

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                                     Part I

   1   Business ............................................................1
   2   Properties ..........................................................6
   3   Legal Proceedings....................................................7.
   4   Submission of Matters to Vote of Security Holders....................7

                                     Part II

   5   Market for the Company's Common Equity and Related
         Stockholder Matters ...............................................8
   6   Selected Financial Data..............................................9
   7   Management's Discussion and Analysis of Results
         of Operations and Financial Condition.............................10
   7A  Qualitative and Quantitative Disclosures About.
          Market Risk......................................................29
   8   Financial Statements and Supplementary Data.........................31
   9   Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................75

                                    Part III

  10   Directors and Executive Officers of the Registrant..................75
  11   Executive Compensation..............................................76
  12   Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................78
  13   Certain Relationships and Related Transactions......................80

                                     Part IV

  14   Controls and Procedures.............................................81
  15   Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K...............................................81
       Signatures..........................................................84

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:       Phone Number:     Investor Relations Contact:
P.O. Box 209           (812) 491-4000    Steven M. Schein
Evansville, Indiana                      Vice President, Investor Relations
47702-0209                               sschein@vectren.com

                                Explanatory Note

This Amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended December 31, 2002, is being filed to reflect a transfer of net assets to Vectren Utility Holdings, Inc. (the Company or VUHI) from Vectren Corporation (Vectren) effective on January 1, 2003. The transfer requires the retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. Accordingly the consolidated financial statements, included in Item 8 of Part II, have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the transfer as if the combination had occurred at the beginning of the earliest period presented. The effects of the transaction are more fully described in Note 3 to the consolidated financial statements of Item 8 of Part II. This amendment also clarifies various disclosures in the Results of Operations and Financial Condition sections of Item 7 of Part II and the Consolidated Statements of Cash Flows and Notes 2, 3, 6, 10, 11, and 17 to the consolidated financial statements of Item 8 of Part II. All other information contained herein is as of February 26, 2003, and does not reflect any events or changes in information that may have occurred subsequent to February 26, 2003. For a discussion of events and developments relating to periods subsequent to February 26, 2003, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

                                     PART I

ITEM 1.  BUSINESS
                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has assets that provide information technology and other services to the utilities.

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

                      Narrative Description of the Business

The Company segregates its businesses into gas utility services, electric utility services and other operations. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity primarily to southwestern Indiana, and SIGECO's power generating and power marketing operations. Other Operations provide information technology and other support services to those utility operations.

At December 31, 2002, the Company had $2.6 billion in total assets, with $1.5 billion (61%) attributed to the gas utility operations, $0.9 billion (33%) attributed to the electric utility operations, and $0.2 billion (6%) attributed to other operations. Net income for the year ended 2002 was $97.1 million with $38.9 million attributed to gas utility operations, $55.6 million attributed to electric utility operations, and $2.6 million to other operations. Net income, as restated, for the year ended 2001 was $44.8 million. The year ending December 31, 2001 included nonrecurring charges with an after tax impact of $15.9 million. Nonrecurring items net of tax in 2001 included $7.7 million of merger and integration costs, $9.3 million of restructuring costs, and a $1.1 million gain resulting from a cumulative effect of change in accounting principle.

For further information refer to Note 3 regarding the restatement of previously reported information, Note 14 regarding the segments' activities and assets,
Note 15 regarding special charges in 2001 and 2000, and Note 12 regarding the cumulative effect of change in accounting principle included under Item 8 Financial Statements and Supplementary Data. Following is a more detailed description of the gas and electric utility operations. The Company's other operations are not significant.

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

Total load for each of the years 1998 through 2002 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

------------------------------------------------------------------------------
Date of summer peak load       8/5/02   7/31/01   8/17/00    7/6/99    7/21/98
                               ------   -------   -------    ------    -------
Total load at peak (1)          1,258    1,234     1,212      1,255     1,154

Generating capability           1,351    1,271     1,256      1,256     1,256
Firm purchase supply               82       82        75          -         -
Interruptible contracts            95       95        95         95        85
------------------------------------------------------------------------------
Total power supply capacity     1,528    1,448     1,426      1,351     1,341
------------------------------------------------------------------------------
Reserve margin at peak            21%      17%       18%         8%       16%
------------------------------------------------------------------------------

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
                                             Year
                --------------------------------------------------------------
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

SIGECO's transmission system consists of 829 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,221.2 megavolt amperes (Mva). The electric distribution system includes 3,212 pole miles of lower voltage overhead lines and 275 trench miles of conduit containing 1,541 miles of underground distribution cable. The distribution system also includes 95 distribution substations with an installed capacity of 1,939.5 Mva and 51,030 distribution transformers with an installed capacity of 2,352.3 Mva.

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

On January 22, 2003, the board of directors declared a dividend $18.2 million, payable to Vectren on March 3, 2003.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

Debt Security

The Company's 7 1/4% Senior Notes, due October 15, 2031, trade on the New York Stock Exchange under the symbol "AVU." The high and low sales prices for the Company's publicly traded debt security since issuance in October 2001 as reported on the New York Stock Exchange are shown in the following table for the periods indicated.

                                           Price Range
                                      ----------------------
2002                                    High          Low
----                                  --------      --------
     First Quarter                    $ 25.60       $ 24.50
     Second Quarter                     25.40         24.50
     Third Quarter                      25.95         24.80
     Fourth Quarter                     26.08         25.15
2001
     Fourth Quarter                   $ 25.50       $ 24.95

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K/A. The financial information as of and for the years ended December 31, 2001 and 2000 has been restated due to errors in previously reported financial statements. Common shareholder's equity as of January 1, 2000 also reflects adjustments for the restatement related to years prior to 2000. Effective January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries. The transfer required retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The following selected financial data gives effect to the transfer. See Note 3 to the consolidated financial statements included under
Item 8 Financial Statements and Supplementary Data for further information on the restatement and the asset transfer.

                                                 Year Ended December 31
------------------------------------------------------------------------------------------
In millions                              2002    2001 (1)   2000(2,3)    1999      1998
------------------------------------------------------------------------------------------
                                                     (As Restated)
Operating Data:
Operating revenues                     $1,517.4  $1,401.0   $1,155.1   $  807.1   $  785.1
Operating income                       $  207.7  $  131.4   $  136.1   $  109.0   $  104.0
Income before cumulative effect
 of change in accounting principle     $   97.1  $   43.7   $   55.9   $   75.4   $   69.3
Net income                             $   97.1  $   44.8   $   55.9   $   75.4   $   69.3

Balance Sheet Data:
Total assets                           $2,570.4  $2,489.3   $2,509.0   $1,667.7   $1,612.5
Redeemable preferred stock             $    0.3  $    0.5   $    8.1   $    8.2   $    8.3
Long-term debt-net of current
 maturities & debt subject to tender   $  841.2  $  900.9   $  572.6   $  450.1   $  351.7
Common shareholder's equity            $  768.6  $  738.9   $  624.3   $  627.0   $  609.9

(1) Merger and integration related costs incurred for the year ended December 31, 2001 totaled $2.8 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities. As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened in 2000 to reflect this decision, resulting in additional depreciation expense of $9.6 million for the year ended December 31, 2001. In total, merger and integration related costs incurred for the year ended December 31, 2001 were $12.4 million ($7.7 million after tax).

     The Company incurred restructuring charges of $15.0 million, ($9.3 million after tax) relating to employee severance, related benefits and other employee related costs, lease termination fees related to duplicate facilities, and consulting and other fees.

(2) Merger and integration related costs incurred for the year ended December 31, 2000 totaled $32.7 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities. As a result of merger integration activities, management identified certain information systems to be retired in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of $11.4 million for the year ended December 31, 2000. In total, merger and integration related costs incurred for the year ended December 31, 2000 were $44.1 million ($31.6 million after tax).

(3)  Reflects two months of results of the Ohio operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. As discussed in Note 3 in the consolidated financial statements, subsequent to the issuance of the Company's 2001 financial statements, the Company's management determined that previously issued financial statements should be restated. As a result, the Company has restated its 2001 and 2000 financial statements and has increased reported retained earnings as of January 1, 2000 by $1.7 million. The restatement had the effect of decreasing net income for 2001 by approximately $10.6 million and increasing net income for 2000 by approximately $100,000. Note 3 to the consolidated financial statements includes a summary of the significant effects of the restatement. The effect of the restatement on quarterly results, including previously reported 2002 quarterly information, is discussed in Note 18.

Effective January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries. The transfer required retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The asset transfer increased previously reported net income for 2001 by $4.7 million and for 2000 by $3.4 million.

The following discussion and analysis gives effect to the restatement.

                       Consolidated Results of Operations


In 2002, consolidated net income was $97.1 million, an increase of $52.3 million when compared to 2001, as restated. The year ended December 31, 2001 included nonrecurring merger, integration, and restructuring costs and other nonrecurring items totaling $15.9 million after tax. In addition to the nonrecurring 2001 items, the increase reflects improved margins and lower operating costs. These resulted from favorable weather and a return to lower gas prices and the related reduction in costs incurred in 2001. Weather increased utility earnings by an estimated $11 million.

In 2001, consolidated net income of $44.8 million decreased $11.1 million when compared to 2000. The year ended December 31, 2000 included nonrecurring merger and integration costs totaling $31.6 million after tax. The decrease reflects lower earnings resulting from extraordinarily high gas costs early in 2001 that unfavorably impacted margins and operating costs including uncollectible accounts expense, interest, and excise taxes; heating weather that was 9% warmer than the prior year; and a weakened national economy.

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

Previously Reported 2002 Quarterly Net Income Adjustments

As previously reported, in the second quarter of 2002 the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for DSM programs pursuant to existing IURC orders and based on an improved regulatory environment. During the audit of the three years ended December 31, 2002, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholder's equity as of January 1, 2000. In addition, the Company identified other adjustments that were not significant, either individually or in the aggregate that increased previously reported 2002 quarterly pre-tax and after tax earnings by approximately $1.8 million and $1.1 million after tax, respectively. The cumulative impact from of these adjustments reduced previously reported earnings for the nine months ended September 30, 2002 by approximately $2.1 million.

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

Transfer of Assets to VUHI

Effective January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries. The transfer requires retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The asset transfer increased previously reported operating income and net income by $8.1 million and $4.7 million, respectively, in 2001 and by $6.2 million and $3.4 million, respectively, in 2000. As a result of the transfer, 2001 total assets (primarily non-utility property), liabilities (primarily intercompany payables and borrowings), and equity transferred increased $86.7 million, $51.9 million, and $34.8 million, respectively. The years ended December 31, 2001 and 2000 have been restated for this asset transfer, and the year ended December 31, 2002 reflects that asset transfer.

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

As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened in 2000 to reflect this decision, resulting in additional depreciation expense of $9.6 million for the year ended December 31, 2001 and $11.4 million for the year ended December 31, 2000.

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

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas Utility margin for the year ended December 31, 2002 of $337.2 million increased $26.5 million, or 9%. The increase is primarily due to weather 7% cooler for the year and 31% cooler in the fourth quarter. Rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the Percent of Income Payment Plan rider affecting Ohio customers, decreased gas costs, and customer growth of over 1% also contributed. It is estimated that of the increase in gas utility margin weather contributed $10 million, various rate recovery riders in Ohio contributed $7 million, and other items, including the impact of lower gas costs and customer growth, contributed $9 million. The effects of cooler weather resulted in an overall 4% increase in total throughput to 207.7 MMDth in 2002 from 199.3 MMDth in 2001. Total throughput in 2000 was
181.2 MMDth, which includes two months of throughput from the Ohio operations.

Gas Utility margin for the year ended December 31, 2001 of $310.7 million increased $42.8 million, compared to 2000. Excluding the Ohio operations, gas margin decreased by $15.7 million, or 6%. The primary factors contributing to this decrease were weather that was 9% warmer than the prior year and the unfavorable impact resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakened economy. These decreases were offset somewhat by customer growth of nearly 1% compared to 2000.

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

Electric Utility Margin
Electric Utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                                  Year ended December 31,
-------------------------------------------------------------------------
In millions                             2002         2001           2000
-------------------------------------------------------------------------
Retail & firm wholesale               $ 215.3      $ 200.0        $ 201.2
Non-firm wholesale                       14.9         19.9           21.1
-------------------------------------------------------------------------
Total margin                          $ 230.2      $ 219.9        $ 222.3
=========================================================================
Non-firm wholesale margin:
Realized margin                        $ 18.5       $ 18.4         $ 21.1
Mark-to-market gains (losses)            (3.6)         1.5              -

Electric Utility margin for the year ended December 31, 2002 increased $10.3 million, or 5%, when compared to 2001. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 27% warmer when compared to 2001 and 23% warmer than normal. In addition to weather, 2002 was positively affected by increased industrial and firm wholesale volumes and a cash return on NOx compliance expenditures as the expenditures are made pursuant to a rate recovery rider approved by the IURC in August 2001. As a result of warmer weather and increased volumes sold, retail and firm wholesale volumes sold increased from 5.8 GWh in 2001 to 6.2 GWh in 2002. Volumes sold in 2000 were 5.9 GWh. It is estimated that of the increase in electric utility margin weather contributed $7 million, and the increased industrial and firm wholesale volumes and NOx recovery rider contributed $8 million. The current year increase in margin from retail sales was partially offset by $5 million in lower margins earned in the wholesale energy market.

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

Operating Expenses

Other Operating
Other operating expenses decreased $13.5 million for the year ended December 31, 2002 when compared to 2001. The decrease results primarily from a return to lower gas prices and the related reduction in costs incurred in 2001. Specific expenses affected by increased gas costs in 2001 were uncollectible accounts expense of $3.4 million and contributions to low income heating assistance programs of $2.0 million. Insurance recovery in 2002 of $2.8 million in certain maintenance costs incurred in 2001 also contributed to the decrease.

Excluding $31.2 million in additional expenses related to the Ohio operations, other operating expenses for the year ended December 31, 2001 decreased $0.3 million compared to 2000. The 2001 decrease results primarily from prior merger synergies, offset by higher expenses resulting from increased gas costs.

Depreciation & Amortization
Depreciation and amortization decreased $7.2 million for the year ended December 31, 2002 when compared to 2001. The decrease results from a $9.6 million decrease related to assets which had useful lives shortened as a result of the merger and the discontinuance of goodwill amortization as required by SFAS 142, which approximated $4.9 million in 2001.These decreases were offset somewhat by depreciation of utility plant and non-utility property additions.
Depreciation and amortization increased $13.3 million in 2001 when compared to 2000. The increase is due to the inclusion of the Ohio operations and depreciation of normal utility plant additions at Indiana Gas and SIGECO. For the year ended December 31, 2001, the increase in utility depreciation and amortization related to the Ohio operations was $12.9 million, including amortization of goodwill of $4.9 million.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $0.9 million in 2002 compared to 2001 as a result of lower revenues subject to gross receipts tax and increased $15.1 million in 2001 compared to 2000. The year ended December 31, 2001 includes $15.3 million of additional expense related to the Ohio operations, primarily state excise tax.

Other Income - Net

Other- net
Other income, net increased $1.5 million in 2002 when compared to 2001 and amounts in 2001 were comparable to 2000. The increase in 2002 is primarily attributable to gains recognized from the sale of excess emission allowances.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased $1.3 million in 2002 and $0.5 million in 2001 principally due to increased losses and increased ownership in a company that manufactures autoclaved aerated concrete products from fly ash.

Interest Expense

Interest expense decreased $1.6 million in 2002 compared to 2001. The decrease is attributable to lower average interest rates on adjustable rate debt.

Interest expense increased $24.3 million during the 2001 compared to 2000. The increase is due primarily to interest related to financing the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

Income Tax

Federal and state income taxes increased $25.5 million for the year ended December 31, 2002 when compared to 2001. The increase results principally from higher pre-tax earnings. The effective tax rate increased in 2002 due to amortization of investment tax credits and higher pre-tax income.

Federal and state income taxes decreased $15.8 million in 2001 when compared to 2000. The 2001 decrease is due to lower pre-tax earnings. The effective tax rate decreased in 2001 due primarily to the nondeductibility of certain merger and integration costs incurred in 2000 and amortization of investment tax credits.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. . SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

For past services provided to Indiana Gas by ProLiance, the Company made refunds to Indiana Gas' retail customers pursuant to the settlement totaling $6.4 million in the fourth quarter of 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund had no effect on operating margin or net income.

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


VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2002 are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's, respectively. SIGECO's credit ratings on outstanding senior unsecured debt at December 31, 2002 are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt at December 31, 2002 are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Standard and Poor's and Moody's are categorized as investment grade. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 46% and 45% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at December 31, 2002 and 2001, respectively.

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

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operations increased during the year ended December 31, 2002 compared to 2001 by $92.1million and increased $150.3 million in 2001 compared to 2000. The primary reasons for the increases are due to favorable changes in working capital due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $53.6million for the year ended December 31, 2002 includes an increase in borrowings outstanding over 2001 of $16.3 million and $69.7 million in dividends paid to Vectren compared to 2001. Borrowings have increased due to the use of short-term borrowing for non-utility property and NOx expenditures.

Cash flow from financing activities of $33.9 million for the year ended December 31, 2001 includes $38.1 million of reductions in borrowings and preferred stock and $91.6 million in dividends paid to Vectren, offset by additional capital contributions of $164.4 million. During 2001, $508.4 million of net proceeds from debt issuances and capital contributions were utilized to pay down short-term borrowings and strengthen VUHI's balance sheet.

Financing the Ohio Operations Purchase
On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $471 million. Commercial paper and $150.0 million in floating rate notes were issued to fund the purchase. During 2001, the Company refinanced these interim borrowing arrangements with permanent financing in the form of new equity and long-term debt, as described below.

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

Both issues are guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees of VUHI's debt are full and unconditional and joint and several. The net proceeds from the sale of the senior notes and settlement of hedging arrangements totaled $344.0 million

Other Financing Transactions
In December 2001, Vectren contributed additional capital of $35.0 million. The proceeds were used to repay short-term borrowings.

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

Investing Cash Flow

Cash required for investing activities of $218.7 million for the year ended December 31, 2002 includes $217.3 million of requirements for capital expenditures. Investing activities for 2001 were $215.3 million. The $3.4 million increase in requirements occurring in 2002 is principally the result of additional capital expenditures for NOx compliance and investments in deferred compensation funding arrangements, offset by proceeds received from intercompany notes receivable.

Cash required for investing activities for the year ended December 31, 2001 includes $202.8 million of requirements for capital expenditures. Investing activities for the year ended December 31, 2000 were $595.0 million. The $379.7 million decrease occurring in 2001 is principally the result of the acquisition of the Ohio operations in 2000, offset by increased capital expenditures for utility plant and non-utility plant infrastructure.

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

Potential & Future Uses of Liquidity

The following is a summary of certain obligations and commitments at December 31, 2002:

---------------------------------------------------------------------------------------------
(In millions)                              2003     2004     2005   2006    2007   Thereafter
---------------------------------------------------------------------------------------------
Short-term debt due to third parties     $ 239.1   $    -   $   -    $ -   $   -     $     -
Short-term debt due to other Vectren
   companies                                86.9        -       -      -       -           -
Long-term debt (1)                          16.0     15.0       -      -     6.5       850.6
Long-term debt to be called (2)             23.8        -       -      -       -           -
Firm natural gas purchase commitments       89.5     21.3     3.6      -       -           -
----------------------------------------------------------------------------------------------
    Total                                $ 455.3   $ 36.3   $ 3.6    $ -   $ 6.5     $ 850.6
==============================================================================================

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

Planned Capital Expenditures & Investments

Capital expenditures for the five-year period 2003 - 2007 will require significant investments and include expenditures for non-utility plant that will primarily support utility operations and for NOx compliance. Capital expenditures are estimated as follows:

--------------------------------------------------------------------------------
In millions                        2003      2004      2005      2006      2007
--------------------------------------------------------------------------------
Capital expenditures
  Utility plant (1)              $ 204.8   $ 236.5   $ 184.9   $ 145.1   $ 135.4
  Non-utility plant                 22.3      27.8      10.5      16.4      11.3
--------------------------------------------------------------------------------
    Total capital expenditures   $ 227.1   $ 264.3   $ 195.4   $ 161.5   $ 146.7
================================================================================

(1) Includes expenditures for NOx compliance of approximately $83.0 million in 2003, $79.0 million in 2004, $23.7 million in 2005, and $4.6 million in 2006.

Guarantees

Vectren's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $325.0 million commercial paper program, of which $239.1 million is outstanding at December 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2002. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

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

Interest Rate Risk

The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations. The Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. At December 31, 2002, such obligations represented 26% of the Company's total debt portfolio. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility including bank notes, lines of credit, commercial paper, and certain adjustable rate long-term debt instruments. At December 31, 2002 and 2001, the combined borrowings under these facilities totaled $319.5 million and $296.7 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2002 and 2001, an increase of 100 basis points (1%) in the rates would have increased interest expense by $2.3 million and $5.4 million, respectively. Of the 2001 exposure, approximately $1.5 million would have been offset by an interest rate swap designated to hedge such exposure.

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


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003 (June 2, 2003 as to Notes 3 and 17)

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                At December 31,
-------------------------------------------------------------------------------
                                                          2002          2001
-------------------------------------------------------------------------------
                                                                  (As Restated,
              ASSETS                                               See Note 3)
              ------                                              -------------

Current Assets
  Cash & cash equivalents                             $    10.5     $     5.2
  Accounts receivable-less reserves of $5.5 &
      $5.1, respectively                                  131.9         123.1
  Receivables due from other Vectren companies             56.3          86.3
  Accrued unbilled revenues                               112.7          77.1
  Inventories                                              56.0          54.8
  Recoverable fuel & natural gas costs                     22.1          70.2
  Prepayments & other current assets                       86.5          82.8
-------------------------------------------------------------------------------
      Total current assets                                476.0         499.5
-------------------------------------------------------------------------------
Utility Plant
  Original cost                                         3,037.2       2,906.1
  Less:  accumulated depreciation & amortization        1,389.0       1,308.2
-------------------------------------------------------------------------------
      Net utility plant                                 1,648.2       1,597.9
-------------------------------------------------------------------------------
Investments in unconsolidated affiliates                    2.4           3.5
Other investments                                          21.9          20.0
Non-utility property-net                                  139.2          85.0
Goodwill-net                                              202.2         201.5
Regulatory assets                                          75.2          67.8
Other assets                                                5.3          14.1
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 2,570.4     $ 2,489.3
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                               At December 31,
-------------------------------------------------------------------------------
                                                       2002              2001
-------------------------------------------------------------------------------
                                                                  (As Restated,
   LIABILITIES & SHAREHOLDER'S EQUITY                              See Note 3)
   ----------------------------------                             -------------
Current Liabilities
  Accounts payable                                 $    74.8         $    79.4
  Accounts payable to affiliated companies              85.6              37.4
  Payables due to other Vectren companies               69.8              51.6
  Accrued liabilities                                   83.2              95.2
  Short-term borrowings                                239.1             274.2
  Short-term borrowings due to other
     Vectren companies                                  86.9              29.0
  Current maturities of long-term debt                  39.8               1.3
  Long-term debt subject to tender                      26.6              11.5
-------------------------------------------------------------------------------
      Total current liabilities                        705.8             579.6
--------------------------------------------------------------------------------
Long-Term Debt-Net of Current Maturities &
  Debt Subject to Tender                               841.2             900.9

Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                172.3             176.5
  Deferred credits & other liabilities                  82.2              92.9
-------------------------------------------------------------------------------
      Total deferred credits & other liabilities       254.5             269.4
-------------------------------------------------------------------------------
Commitments & Contingencies (Notes 9 - 11)

Cumulative, Redeemable Preferred Stock of
     a Subsidiary                                        0.3               0.5

Common Shareholder's Equity
  Common stock (no par value)                          385.7             385.7
  Retained earnings                                    382.4             355.0
  Accumulated other comprehensive income (loss)          0.5              (1.8)
-------------------------------------------------------------------------------
      Total common shareholder's equity                768.6             738.9
-------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY           $ 2,570.4         $ 2,489.3
===============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)


                                                       Year Ended December 31,
------------------------------------------------------------------------------
                                               2002        2001        2000
------------------------------------------------------------------------------
OPERATING REVENUES                                   (As Restated, See Note 3)
                                                     -------------------------
  Gas utility                               $  909.0    $1,019.6    $  820.4
  Electric utility                             608.1       381.2       334.4
  Other                                          0.3         0.2         0.3
------------------------------------------------------------------------------
     Total operating revenues                1,517.4     1,401.0     1,155.1
------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                             571.8       708.9       552.5
  Fuel for electric generation                  81.6        74.4        75.7
  Purchased electric energy                    296.3        86.9        36.4
  Other operating                              198.6       212.1       180.6
  Merger & integration costs                       -         2.8        32.7
  Restructuring costs                              -        15.0           -
  Depreciation & amortization                  110.7       117.9       104.6
  Taxes other than income taxes                 50.7        51.6        36.5
---------------------------------------------------------------------------
     Total operating expenses                1,309.7     1,269.6     1,019.0
------------------------------------------------------------------------------
OPERATING INCOME                               207.7       131.4       136.1

OTHER INCOME
  Other - net                                    7.1         5.6         4.3
  Equity in earnings of unconsolidated
    affiliates                                  (1.8)       (0.5)          -
------------------------------------------------------------------------------
     Total other income                          5.3         5.1         4.3
------------------------------------------------------------------------------
Interest expense                                69.1        70.7        46.4
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     143.9        65.8        94.0
------------------------------------------------------------------------------
Income taxes                                    46.8        21.3        37.1
Preferred dividend requirements of
   subsidiary                                      -         0.8         1.0
------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE             97.1        43.7        55.9
------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle - net of tax                          -         1.1           -
------------------------------------------------------------------------------
NET INCOME                                  $   97.1    $   44.8    $   55.9
==============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                Year Ended December 31,
----------------------------------------------------------------------------------------
                                                        2002        2001        2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                           (As Restated, See Note 3)
                                                               -------------------------
  Net income                                           $ 97.1      $ 44.8      $ 55.9
  Adjustments to reconcile net income to cash
          from operating activities:
     Depreciation & amortization                        110.7       117.9       104.6
     Deferred income taxes & investment tax credits     (23.4)      (14.9)       12.9
     Pension and post-retirement expense                  6.5         5.7         8.8
     Equity in earnings of unconsolidated affiliates      1.8         0.5           -
     Net unrealized loss (gain) on derivative
        instruments, including cumulative effect of
        change in accounting principle                    3.6        (3.3)          -
     Other non-cash charges- net                          8.4        14.0        (1.2)
     Changes in working capital accounts:
        Accounts receivable, including to Vectren
          companies & accrued unbilled revenue          (28.1)       78.9      (231.0)
        Inventories                                      (1.2)       38.4        15.9
        Recoverable fuel & natural gas costs             48.1        25.9       (82.3)
        Prepayments & other current assets               (9.4)      (11.3)      (36.8)
        Accounts payable, including to Vectren
           companies & affiliated companies              73.2       (87.7)      184.4
        Accrued liabilities                               0.1       (10.3)        0.7
     Changes in noncurrent assets                        (1.2)       (4.2)        2.5
     Changes in noncurrent liabilities                   (8.6)       (9.1)        0.7
----------------------------------------------------------------------------------------
        Net cash flows from operating activities        277.6       185.3        35.1
----------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
  Proceeds from:
     Long-term debt - net of issuance costs                 -       344.0        67.9
     Additional capital contribution                        -       164.4           -
     Short-term notes payable                               -           -       150.0
     Other proceeds                                         -           -         1.6
  Requirements for:
     Dividends on common stock                          (69.7)      (91.6)      (60.6)
     Retirement of long-term debt                        (6.5)       (7.3)       (0.7)
     Redemption of preferred stock of subsidiary         (0.2)      (17.7)       (2.0)
     Retirement of short-term notes payable                 -      (150.0)          -
     Dividends on preferred stock of subsidiary             -        (0.8)       (1.0)
  Net change in short-term borrowings, including
     to other Vectren companies                          22.8      (207.1)      405.2
----------------------------------------------------------------------------------------
        Net cash flows (required for) from
          financing activities                          (53.6)       33.9       560.4
----------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from other investing activities               10.4         1.5           -

  Requirements for:
     Capital expenditures, excluding AFUDC equity      (217.3)     (202.8)     (118.7)
     Acquisition of Ohio operations                         -        (2.2)     (469.2)
     Other investments                                  (11.8)      (11.8)       (7.1)
----------------------------------------------------------------------------------------
        Net cash flows (required for) investing
         activities                                    (218.7)     (215.3)     (595.0)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents        5.3         3.9         0.5
Cash & cash equivalents at beginning of period            5.2         1.3         0.8
----------------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $ 10.5      $  5.2      $  1.3
========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                  (In millions)
                                                                     Accumulated
                                                                        Other
                                                  Common  Retained   Comprehensive
                                                  Stock   Earnings   Income (Loss)   Total
-------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Reported          $ 221.3   $ 405.7       $   -      $ 627.0
Restatement adjustment                                         1.7                      1.7
-------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Restated            221.3     407.4           -        628.7
-------------------------------------------------------------------------------------------
Net income & comprehensive income, As Restated                55.9                     55.9

Common stock dividends                                       (60.6)                   (60.6)
Other                                                          0.3                      0.3
-------------------------------------------------------------------------------------------
Balance at December 31, 2000, As Restated          221.3     403.0           -        624.3
-------------------------------------------------------------------------------------------
Comprehensive income:
Net income, As Restated                                       44.8                     44.8
Minimum pension liability adjustment
    & other-net of tax                                                    (1.8)        (1.8)
-------------------------------------------------------------------------------------------
Total comprehensive income, As Restated                                                43.0
-------------------------------------------------------------------------------------------
Common stock:
    Additional capital contribution                164.4                              164.4
    Dividends                                                (91.6)                   (91.6)
Loss on extinguishment of preferred stock                     (1.2)                    (1.2)
-------------------------------------------------------------------------------------------
Balance at December 31, 2001, As Restated          385.7     355.0        (1.8)       738.9
-------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                    97.1                     97.1
Minimum pension liability adjustments &
    other - net of tax                                                     2.3          2.3
-------------------------------------------------------------------------------------------
Total comprehensive income                                                             99.4
-------------------------------------------------------------------------------------------
Common stock dividends                                        (69.7)                  (69.7)
-------------------------------------------------------------------------------------------
Balance at December 31, 2002                     $ 385.7    $ 382.4      $ 0.5      $ 768.6
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Overview
Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has assets that provide information technology and other services to the utilities.


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

B. Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest, income taxes, and acquired assets and liabilities follows:

                                                  Year Ended December 31,
-------------------------------------------------------------------------
 In millions                             2002         2001           2000
-------------------------------------------------------------------------
Cash paid for
   Interest                            $ 58.4       $ 63.5        $  45.2
   Income taxes                          63.3         46.7           44.8
-------------------------------------------------------------------------
Details of acquisition (Note 1)
   Book value of assets acquired       $   -        $  1.6        $ 275.2
   Liabilities assumed                     -             -            7.9
-------------------------------------------------------------------------
   Net assets acquired                 $   -        $  1.6        $ 267.3
=========================================================================

C. Inventories
Inventories consist of the following:

                                                          At December 31,
-------------------------------------------------------------------------
In millions                                        2002              2001
-------------------------------------------------------------------------
Gas in storage - at LIFO cost                    $ 25.4            $ 24.4
Materials & supplies                               15.8              16.5
Fuel (coal & oil) for electric generation          10.0               9.5
Gas in storage - at average cost                    3.3               0.8
Other                                               1.5               3.6
-------------------------------------------------------------------------
       Total inventories                         $ 56.0            $ 54.8
=========================================================================

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

The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                    At and For the Year Ended December 31,
-------------------------------------------------------------------------------------------
In millions                                 2002                           2001
-----------------------------    ----------------------------  ----------------------------
                                                Depreciation                  Depreciation
                                                 Rates as a                    Rates as a
                                                 Percent of                    Percent of
                                 Original Cost  Original Cost  Original Cost  Original Cost
-------------------------------------------------------------------------------------------
Gas utility plant                  $1,622.0          3.8%        $1,523.0          3.6%
Electric utility plant              1,211.1          3.3%         1,148.9          3.3%
Common utility plant                   41.6          2.6%            41.3          2.6%
Construction work in progress         162.5            -            192.9             -
-------------------------------------------------------------------------------------------
       Total original cost         $3,037.2                      $2,906.1
===========================================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                                    Year Ended December 31,
---------------------------------------------------------------------------
 In millions                          2002             2001            2000
---------------------------------------------------------------------------
AFUDC - borrowed funds               $ 3.1            $ 2.1           $ 2.4
AFUDC - equity funds                   2.2              2.5             2.6
---------------------------------------------------------------------------
   Total AFUDC capitalized           $ 5.3            $ 4.6           $ 5.0
===========================================================================

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

E. Non-Utility Property
The depreciation of non-utility property is charged against income over its estimated useful life (ranging from 5 to 40 years), using the straight-line method of depreciation. Repairs and maintenance, which are not considered improvements and do not extend the useful life of the non-utility property, are charged to expense as incurred. When non-utility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income. Non-utility property is presented net of accumulated depreciation and amortization totaling $83.8 million and $69.9 million as of December 31, 2002 and 2001, respectively. Interest capitalized on non-utility projects approximated $0.2 million in 20021 and was not significant in 2002 or 2000.

F. Impairment Review of Long-Lived Assets
Long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired. This review is performed in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which the Company adopted as required on January 1, 2002. SFAS 144 establishes one accounting model for all impaired long-lived assets and long-lived assets to be disposed of by sale or otherwise. SFAS 144 replaced authoritative guidance in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the framework of SFAS 121 and requires the evaluation for impairment involve the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded based on the difference between the asset's carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

G. Goodwill
Goodwill arising from past business combinations, such as the Company's acquisition of the Ohio operations, is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that was not included as an allowable cost for rate-making purposes ceased upon SFAS 142's adoption.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations ceased on January 1, 2002. In 2001, net income before cumulative effect of change in accounting principle and net income would have been $46.7 million and $47.8 million, respectively, had goodwill not been amortized and in 2000, net income would have been $56.4 million had goodwill not been amortized. The Company's goodwill is included in the Gas Utility Services operating segment. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment. The impairment test is performed at the beginning of each year. Following is a reconciliation of reported net income to the adjusted net income disclosed above for years ended December 31, 2001 and 2000:


 In millions                                          2001          2000
------------------------------------------------    --------------------
Net Income, As Reported                              $44.8         $55.9
Add:  goodwill amortization - net of tax               3.0           0.5
------------------------------------------------------------------------
Net Income, As Adjusted                              $47.8         $56.4
========================================================================

H. Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the IURC, and retail public utility operations affecting Ohio customers are subject to regulation by the PUCO.

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

Regulatory assets consist of the following:

                                               At December 31,
--------------------------------------------------------------
 In millions                                     2002     2001
--------------------------------------------------------------
Demand side management programs                $ 32.1   $ 31.7
Unamortized debt issue costs                     19.5     21.2
Regulatory income tax asset                      15.8     10.3
Other                                             7.8      4.6
--------------------------------------------------------------
     Total regulatory assets                   $ 75.2   $ 67.8
==============================================================

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

I. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Consolidated Statements of Common Shareholder's Equity. The principal transaction resulting in other comprehensive income relates to a minimum pension liability adjustment which is a loss of $3.8 million ($2.4 million after tax) in 2001. In 2002, all such liabilities were transferred to Vectren. The remaining component of accumulated other comprehensive income relates to a cash flow hedge discussed in Note 12.

J. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

K. Excise and Gross Receipts Taxes
Excise taxes and a portion of gross receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $32.4 million in 2002, $26.6 million in 2001, and $16.6 million in 2000. Excise and gross receipts taxes paid are recorded as a component of taxes other than income taxes.

L. Earnings Per Share
Earnings per share are not presented as VUHI's common stock is wholly owned by Vectren.

M. Other Significant Policies
Included elsewhere in these notes are significant accounting policies related to intercompany allocations and income taxes (Note 4) and derivatives (Note 12).

N. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Previously Reported 2002 Quarterly Net Income Adjustments

As previously reported, in the second quarter of 2002 the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for DSM programs pursuant to existing IURC orders and based on an improved regulatory environment. During the audit of the three years ended December 31, 2002, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholder's equity as of January 1, 2000. In addition, the Company identified other adjustments that were not significant, either individually or in the aggregate that increased previously reported 2002 quarterly pre-tax and after tax earnings by approximately $1.8 million and $1.1 million after tax, respectively. The cumulative impact from of these adjustments reduced previously reported earnings for the nine months ended September 30, 2002 by approximately $2.1 million.

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

Transfer of Assets to VUHI

Effective January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer requires retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control.

The years ended December 31, 2001 and 2000, have been restated for this asset transfer, and the year ended December 31, 2002 reflects that asset transfer. For the year ended December 31, 2002, operating income and net income attributable to the contributed assets were $8.5 million and $3.5 million, respectively. For the year ended December 31, 2002, operating income and net income attributable to VUHI's historical operations were $199.2 million and $93.6 million, respectively. As of December 31, 2002, total assets attributable to the contributed assets were $131.1 million, and total assets attributable to VUHI's historical operations were $2,439.3 million.

The Company has restated its financial statements to give effect to the matters discussed above. Following is a summary of the effects of the asset transfer and restatement of previously reported results of operations for 2001 and 2000. The effects of these events on 2001 quarterly results and on 2002 previously reported quarterly information, is discussed in Note 18. Note 18 is unaudited.

The effects on the income statement for the year ending December 31, 2001 follow:

                                                               Adjustments for
                                                          ---------------------------
                                            As Reported   Asset Transfer  Restatement  As Restated
                                            -----------   --------------  -----------  -----------
OPERATING REVENUES
  Gas utility                                $ 1,031.5         $   -       $ (11.9)     $ 1,019.6
  Electric utility                               378.9             -           2.3          381.2
  Other                                              -           0.2             -            0.2
--------------------------------------------------------------------------------------------------
      Total operating revenues                 1,410.4           0.2          (9.6)       1,401.0
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                               708.2             -           0.7          708.9
  Fuel for electric generation                    74.4             -             -           74.4
  Purchased electric energy                       91.7             -          (4.8)          86.9
  Other operating                                234.7         (29.0)          6.4          212.1
  Merger & integration costs                       2.8             -             -            2.8
  Restructuring costs                             15.0             -             -           15.0
  Depreciation & amortization                     96.9          20.7           0.3          117.9
  Taxes other than income taxes                   51.3           0.4          (0.1)          51.6
--------------------------------------------------------------------------------------------------
      Total operating expenses                 1,275.0          (7.9)          2.5        1,269.6
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                 135.4           8.1         (12.1)         131.4
--------------------------------------------------------------------------------------------------
OTHER INCOME
  Other - net                                      5.0           0.1           0.5            5.6
  Equity in earnings of unconsolidated
     affiliates                                      -             -          (0.5)          (0.5)
--------------------------------------------------------------------------------------------------
      Total other income                           5.0           0.1             -            5.1
--------------------------------------------------------------------------------------------------
Interest expense                                  70.1           0.6             -           70.7
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        70.3           7.6         (12.1)          65.8
--------------------------------------------------------------------------------------------------
Income taxes                                      22.7           2.9          (4.3)          21.3
Preferred dividend requirements of
    a subsidiary                                   0.8             -             -            0.8
--------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                 46.8           4.7          (7.8)          43.7
--------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle - net of tax                          3.9             -          (2.8)           1.1
--------------------------------------------------------------------------------------------------
NET INCOME                                   $    50.7         $ 4.7       $ (10.6)     $    44.8
==================================================================================================

The effects on the income statement for the year ending December 31, 2000 follow:

                                                      Adjustments for
                                                ---------------------------
                                   As Reported  Asset Transfer  Restatement  As Restated
                                   -----------  --------------  -----------  -----------
OPERATING REVENUES
   Gas utility                      $  818.8          $   -         $ 1.6      $  820.4
   Electric utility                    336.4              -          (2.0)        334.4
   Other                                   -            0.3             -           0.3
----------------------------------------------------------------------------------------
       Total operating revenues      1,155.2            0.3          (0.4)      1,155.1
----------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                    552.5              -             -         552.5
   Fuel for electric generation         75.7              -             -          75.7
   Purchased electric energy            36.4              -             -          36.4
   Other operating                     209.9          (28.4)         (0.9)        180.6
   Merger & integration costs           32.7              -             -          32.7
   Depreciation & amortization          82.4           22.2             -         104.6
   Taxes other than income taxes        36.2            0.3             -          36.5
----------------------------------------------------------------------------------------
       Total operating expenses      1,025.8           (5.9)         (0.9)      1,019.0
----------------------------------------------------------------------------------------
OPERATING INCOME                       129.4            6.2           0.5         136.1

Other income - net                       5.0           (0.4)         (0.3)          4.3
Interest expense                        46.1            0.3             -          46.4
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              88.3            5.5           0.2          94.0
----------------------------------------------------------------------------------------
Income taxes                            34.9            2.1           0.1          37.1
Preferred dividend requirements
  of subsidiary                          1.0              -             -           1.0
----------------------------------------------------------------------------------------
NET INCOME                          $   52.4          $ 3.4         $ 0.1      $   55.9
========================================================================================

The effects on the balance sheet as of December 31, 2001 follow:

    ASSETS                                                       Adjustments for
    ------                                                 ---------------------------
                                              As Reported  Asset Transfer  Restatement  As Restated
                                              -----------  --------------  -----------  -----------
Current Assets
   Cash & cash equivalents                    $    7.2          $  0.2        $ (2.2)     $     5.2
   Accounts receivable-less reserves             125.3               -          (2.2)         123.1
   Receivables due from other Vectren
      companies                                   26.6               -          59.7           86.3
   Accrued unbilled revenues                      78.3               -          (1.2)          77.1
   Inventories                                    55.3               -          (0.5)          54.8
   Recoverable fuel & natural gas costs           76.5               -          (6.3)          70.2
   Prepayments & other current assets            127.4               -         (44.6)          82.8
---------------------------------------------------------------------------------------------------
       Total current assets                      496.6             0.2           2.7          499.5
---------------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                2,903.2               -           2.9        2,906.1
  Less: accumulated depreciation &
    amortization                               1,308.2               -             -        1,308.2
---------------------------------------------------------------------------------------------------
       Net utility plant                       1,595.0               -           2.9        1,597.9
---------------------------------------------------------------------------------------------------
Investments in unconsolidated
   affiliates                                      4.0               -          (0.5)           3.5
Other investments                                 12.2             7.8             -           20.0
Non-utility property-net                           6.3            78.7             -           85.0
Goodwill-net                                     193.1               -           8.4          201.5
Regulatory assets                                 61.4               -           6.4           67.8
Other assets                                      22.8               -          (8.7)          14.1
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                  $2,391.4          $ 86.7        $ 11.2      $ 2,489.3
====================================================================================================

   LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                           $   79.0          $    -        $  0.4         $ 79.4
   Accounts payable to affiliated companies       36.5               -           0.9           37.4
   Payables due to other Vectren companies        11.5            22.4          17.7           51.6
   Accrued liabilities                            97.5             0.5          (2.8)          95.2
   Short-term borrowings due to other
     Vectren companies                               -            29.0             -           29.0
   Short-term borrowings                         274.2               -             -          274.2
   Long-term debt subject to tender               11.5               -             -           11.5
   Current maturities of long-term debt            1.3               -             -            1.3
---------------------------------------------------------------------------------------------------
       Total current liabilities                 511.5            51.9          16.2          579.6
---------------------------------------------------------------------------------------------------
Long-Term Debt-Net of Current Maturities &
     Debt Subject to Tender                      900.9               -             -          900.9

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                         171.8               -           4.7          176.5
   Deferred credits & other liabilities           93.7               -          (0.8)          92.9
----------------------------------------------------------------------------------------------------
       Total deferred credits & other
         liabilities                             265.5               -           3.9          269.4
---------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock
     of a Subsidiary                               0.5               -             -            0.5

Common shareholder's equity
   Common stock (no par value)                   385.7               -             -          385.7
   Retained earnings                             329.0            34.8          (8.8)         355.0
   Accumulated other comprehensive loss           (1.7)              -          (0.1)          (1.8)
---------------------------------------------------------------------------------------------------
       Total common shareholder's equity         713.0            34.8          (8.9)         738.9
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S
 EQUITY                                       $2,391.4          $ 86.7        $  11.2     $ 2,489.3
===================================================================================================

4. Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $41.4 million, $49.4 million, and $36.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the years ended December 31, 2002, 2001, and 2000, totaled $62.1 million, $58.4 million, and $25.7 million, respectively.

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

The components of income tax expense and utilization of investment tax credits follow:

                                                    Year Ended December 31,
---------------------------------------------------------------------------
 In millions                               2002          2001          2000
---------------------------------------------------------------------------
Current:
    Federal                              $ 62.5        $ 32.2        $ 21.4
    State                                   7.7           4.0           2.8
---------------------------------------------------------------------------
Total current taxes                        70.2          36.2          24.2
---------------------------------------------------------------------------
Deferred:
    Federal                               (16.2)        (12.0)         13.8
    State                                  (4.9)         (0.6)          1.5
---------------------------------------------------------------------------
Total deferred taxes                      (21.1)        (12.6)         15.3
---------------------------------------------------------------------------
Amortization of investment tax credits     (2.3)         (2.3)         (2.4)
---------------------------------------------------------------------------
    Total income tax expense             $ 46.8        $ 21.3        $ 37.1
===========================================================================

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                     Year Ended December 31,
-----------------------------------------------------------------------------
                                                2002       2001        2000
-----------------------------------------------------------------------------
Statutory rate                                  35.0 %     35.0 %      35.0 %
State and local taxes-net of federal benefit     1.3        3.3         3.6
Nondeductible merger costs                         -          -         4.8
Amortization of investment tax credit           (1.7)      (4.0)       (2.7)
All other-net                                   (2.3)      (2.2)       (0.7)
-----------------------------------------------------------------------------
       Effective tax rate                       32.3 %     32.1 %      40.0 %
=============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability follow:

                                                               At December 31,
-------------------------------------------------------------------------------
 In millions                                              2002           2001
-------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing differences       $ 189.8        $ 197.1
  Regulatory assets recoverable through future rates       37.5           33.5
  Regulatory liabilities to be settled through
     future rates                                         (21.7)         (23.2)
  Employee benefit obligations                            (30.2)         (24.3)
  Other - net                                              (3.1)          (6.6)
-------------------------------------------------------------------------------
      Net noncurrent deferred tax liability               172.3          176.5
-------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
  Deferred fuel costs-net                                   7.7           21.1
  LIFO inventory                                              -           (2.0)
-------------------------------------------------------------------------------
      Net current deferred tax liability                    7.7           19.1
-------------------------------------------------------------------------------
      Net deferred tax liability                        $ 180.0        $ 195.6
===============================================================================

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

6. Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary follow:

                                                              At December 31,
------------------------------------------------------------------------------
 In millions                                                2002         2001
------------------------------------------------------------------------------
VUHI
  Fixed Rate Senior Unsecured Notes
     2011, 6.625%                                         $ 250.0      $ 250.0
     2031, 7.25%                                            100.0        100.0
------------------------------------------------------------------------------
     Total VUHI                                             350.0        350.0
------------------------------------------------------------------------------

SIGECO
  First Mortgage Bonds
     Fixed Rate:
     2003, Series B, 6.25%, tax exempt                        1.0          1.0
     2016, 1986 Series, 8.875%                               13.0         13.0
     2023, Series, 7.60%                                     45.0         45.0
     2023, Series B, 6.00%, tax exempt                       22.8         22.8
     2025, 1993 Series, 7.625%                               20.0         20.0
     2029, 1999 Senior Notes, 6.72%                          80.0         80.0
     Adjustable Rate:
     2015, Pollution Control Series A, presently 4.30%,
       tax exempt, next rate adjustment: 2004                10.0         10.0
     2025, Pollution Control Series A, presently 4.75%,
       tax exempt, next rate adjustment: 2006                31.5         31.5
     2024, Environmental Improvement Series A, tax
       exempt, adjusts every 35 days, weighted average
       for year: 1.80%                                       22.5         22.5
------------------------------------------------------------------------------
     Total First Mortgage Bonds                             245.8        245.8
------------------------------------------------------------------------------
  Adjustable Rate Senior Unsecured Bonds
     2020, Pollution Control Series B, presently 4.40%,
       tax exempt, next rate adjustment: 2003                 4.6          4.6
     2030, Pollution Control Series B, presently 4.40%,
       tax exempt, next rate adjustment: 2003                22.0         22.0
     2030, Pollution Control Series C, presently 5.00%,
       tax exempt, next rate adjustment: 2006                22.2         22.2
------------------------------------------------------------------------------
     Total Adjustable Rate Senior Unsecured Bonds            48.8         48.8
------------------------------------------------------------------------------
         Total SIGECO                                       294.6        294.6
------------------------------------------------------------------------------

                                                               At December 31,
------------------------------------------------------------------------------
 In millions                                                2002         2001
------------------------------------------------------------------------------
Indiana Gas
  Fixed Rate Senior Unsecured Notes
     2003, Series F, 5.75%                                   15.0         15.0
     2004, Series F, 6.36%                                   15.0         15.0
     2007, Series E, 6.54%                                    6.5          6.5
     2013, Series E, 6.69%                                    5.0          5.0
     2015, Series E, 7.15%                                    5.0          5.0
     2015, Insured Quarterly, 7.15%                          20.0         20.0
     2015, Series E, 6.69%                                    5.0          5.0
     2015, Series E, 6.69%                                   10.0         10.0
     2021, Private Placement, 9.375%,
        $1.3 due annually in 2002                            23.8         25.0
     2025, Series E, 6.31%                                      -          5.0
     2025, Series E, 6.53%                                   10.0         10.0
     2027, Series E, 6.42%                                    5.0          5.0
     2027, Series E, 6.68%                                    3.5          3.5
     2027, Series F, 6.34%                                   20.0         20.0
     2028, Series F, 6.75%                                   13.6         13.8
     2028, Series F, 6.36%                                   10.0         10.0
     2028, Series F, 6.55%                                   20.0         20.0
     2029, Series G, 7.08%                                   30.0         30.0
     2030, Insured Quarterly, 7.45%                          49.9         50.0
------------------------------------------------------------------------------
     Total Indiana Gas                                      267.3        273.8
------------------------------------------------------------------------------
Total long-term debt outstanding                            911.9        918.4
Less:  Current maturities of long-term debt                  39.8          1.3
       Debt subject to tender                                26.6         11.5
       Unamortized debt premium & discount - net              4.3          4.7
------------------------------------------------------------------------------
       Total long-term debt-net                           $ 841.2      $ 900.9
==============================================================================

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

The net proceeds from the sale of the senior notes and settlement of the hedging arrangements (see Note 12) totaled $344.0 million.

Indiana Gas
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaled $67.9 million. Both the quarterly interest payments and the principal amount of the IQ Notes are insured by Ambac Assurance Corporation.

Long-Term Debt Put & Call Provisions
On January 15, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. Since the proceeds to repay the notes were generated from short-term borrowings, these notes are classified in current maturities of long-term debt at December 31, 2002.

Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Other than those described below related to ratings triggers, the put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. Debt subject to tender during the years following 2002 (in millions) is $26.6 in 2003, $13.5 in 2004, $10.0 in 2005, $53.7 in
2006, $20.0 in 2007, and $120.0 thereafter. Debt that may be put to the Company within one year is classified as debt subject to tender in current liabilities.

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

                                                        Year ended December 31,
-------------------------------------------------------------------------------
In millions                                          2002      2001       2000
-------------------------------------------------------------------------------
Weighted average commercial paper and bank loans
    outstanding during the year                    $ 155.7   $ 356.1    $ 190.0

Weighted average interest rates during the year
   Bank loans                                        2.61%     4.39%      6.62%
   Commercial paper                                  2.02%     5.77%      6.60%

                                                    At December 31,
--------------------------------------------------------------------
In millions                                          2002      2001
--------------------------------------------------------------------
Commercial paper                                  $ 239.1    $ 273.3
Bank loans                                              -        0.9
--------------------------------------------------------------------
       Total short-term borrowings                $ 239.1    $ 274.2
====================================================================

Prior to the asset transfer discussed in Note 3, the operations integrated with VUHI relied on the borrowing arrangements of Vectren Capital Corp, a wholly owned subsidiary of Vectren, for its working capital needs. Borrowings outstanding from Vectren Capital Corp at December 31, 2002 and 2001 were $86.9 million and $29.0 million, respectively. Interest expense incurred on these borrowing arrangements for the years ended December 31, 2002, 2001, and 2000 totaled $3.0 million, $0.6 million, and $0.2 million, respectively.

Debt Guarantees
VUHI's currently outstanding long-term and short-term debt is guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. VUHI's long-term and short-term debt outstanding at December 31, 2002 totaled $350.0 million and $239.1 million, respectively.

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

Other Commodity-Related Operations
Other commodity contracts are generally settled by physical delivery or receipt and are within the normal operations of the Company. Contracts entered into that are probable of physical delivery or receipt receive accounting recognition upon settlement. Firm wholesale electric contracts are recorded in electric utility revenues. Certain contracts that purchase commodities for operational needs are recorded when settled in other operating expenses.

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

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                                                     At December 31,
-------------------------------------------------------------------------------------
                                                   2002                   2001
                                           --------------------   -------------------
                                           Carrying   Est. Fair   Carrying  Est. Fair
 In millions                                Amount      Value      Amount     Value
----------------------------------------   --------------------   -------------------
   Long-term debt                           $ 911.9    $ 968.9    $ 918.4    $ 912.0
   Short-term borrowings & notes payable      239.1      239.1      274.2      274.2
   Short-term borrowings due to other
      Vectren companies                        86.9       86.9       29.0       29.0

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

13. Additional Operational & Balance Sheet Information

Other - net in the Consolidated Statements of Income consists of the following:

                                                   Year ended December 31,
---------------------------------------------------------------------------
 In millions                             2002            2001         2000
---------------------------------------------------------------------------
AFUDC & capitalized interest            $ 5.3           $ 4.8        $ 5.0
Interest income                           0.8             0.2          1.2
Other income                              3.3             8.0          2.1
Other expense                            (2.3)           (7.4)        (4.0)
---------------------------------------------------------------------------
       Total other - net                $ 7.1           $ 5.6        $ 4.3
===========================================================================

Other current assets in the Consolidated Balance Sheets consists of the following:

                                                            At December 31,
---------------------------------------------------------------------------
 In millions                                          2002            2001
---------------------------------------------------------------------------
Prepaid gas delivery service                         $ 70.3          $ 67.7
Prepaid taxes                                           4.8             8.7
Other prepayments & current assets                     11.4             6.4
---------------------------------------------------------------------------
    Total prepayments & other current assets         $ 86.5          $ 82.8
===========================================================================

Accrued liabilities in the Consolidated Balance Sheets consists of the following:

                                                           At December 31,
--------------------------------------------------------------------------
 In millions                                          2002            2001
--------------------------------------------------------------------------
Accrued taxes                                       $ 27.3          $ 34.9
Refunds to customers & customer deposits              21.0            18.7
Accrued interest                                      13.4            12.9
Deferred income taxes                                  7.7            19.1
Accrued salaries & other                              13.8             9.6
--------------------------------------------------------------------------
       Total accrued liabilities                    $ 83.2          $ 95.2
==========================================================================

14. Segment Reporting

As discussed in Note 3, effective January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries. The operations of these assets comprise the Other Operations operating segment. The Company separates its operations into three operating segments: Gas Utility Services, Electric Utility Services, and Other Operations. The Company uses operating income as the measure of profitability for its segments.

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


                                                       Year ended December 31,
------------------------------------------------------------------------------
 In millions                                   2002          2001        2000
------------------------------------------------------------------------------
Operating Revenues
  Gas Utility Services                      $  909.0     $ 1,019.6   $   820.4
  Electric Utility Services                    608.1         381.2       334.4
  Other Operations                              22.3          29.1        33.5
  Intersegment Eliminations                    (22.0)        (28.9)      (33.2)
------------------------------------------------------------------------------
     Total operating revenues               $1,517.4     $ 1,401.0   $ 1,155.1
==============================================================================
Operating Income
  Gas Utility Services                       $  99.5       $  44.9     $  55.9
  Electric Utility Services                    100.1          77.6        74.0
  Other Operations                               8.1           8.9         6.2
------------------------------------------------------------------------------
     Total operating income                  $ 207.7       $ 131.4     $ 136.1
==============================================================================
Depreciation & Amortization
  Gas Utility Services                       $  56.8       $  58.5     $  43.8
  Electric Utility Services                     40.0          38.7        38.6
  Other Operations                              13.9          20.7        22.2
------------------------------------------------------------------------------
     Total depreciation & amortization       $ 110.7       $ 117.9     $ 104.6
==============================================================================

                                                      Year ended December 31,
------------------------------------------------------------------------------
 In millions                                    2002          2001       2000
------------------------------------------------------------------------------
Equity in Earnings of
  Unconsolidated Affiliates
  Gas Utility Services                        $  0.1        $  0.7        $ -
  Electric Utility Services                     (1.9)         (1.2)         -
------------------------------------------------------------------------------
     Total equity in earnings of
       unconsolidated affiliates                (1.8)       $ (0.5)        $ -
==============================================================================

Capital Expenditures
  Gas Utility Services                       $  63.0       $  77.8     $  73.1
  Electric Utility Services                     88.8          69.8        37.6
  Other Operations                              65.5          55.2         8.0
------------------------------------------------------------------------------
     Total capital expenditures              $ 217.3       $ 202.8     $ 118.7
==============================================================================

                                                  At December 31,
-------------------------------------------------------------------
 In millions                                   2002          2001
------------------------------------------------------------------
Identifiable Assets
     Gas Utility Services                   $1,555.1     $ 1,563.2
     Electric Utility Services                 860.9         807.6
     Other Operations                          165.6         120.0
     Eliminations                              (11.2)         (1.5)
------------------------------------------------------------------
        Total identifiable assets           $2,570.4     $ 2,489.3
==================================================================

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


17. Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $325.0 million in short-term credit facilities and VUHI's $350.0 million unsecured senior notes. As a result of the asset transfer described in Note 3, VUHI has operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Balance Sheet as of December 31, 2002:

    ASSETS                                    Subsidiary   Parent
                                              Guarantors   Company   Eliminations  Consolidated
                                              ----------   --------  ------------  ------------
Current Assets
  Cash & cash equivalents                      $   10.2   $     0.3   $       -     $    10.5
  Accounts receivable-less reserves               130.8         1.1           -         131.9
  Receivables due from other Vectren
     companies                                     39.3        19.7        (2.7)         56.3
  Accrued unbilled revenues                       112.7           -           -         112.7
  Inventories                                      56.0           -           -          56.0
  Recoverable fuel & natural gas costs             22.1           -           -          22.1
  Prepayments & other current assets               86.2         0.3           -          86.5
---------------------------------------------------------------------------------------------
      Total current assets                        457.3        21.4        (2.7)        476.0
---------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                 3,037.2           -           -       3,037.2
  Less:  accumulated depreciation
     & amortization                             1,389.0           -           -       1,389.0
---------------------------------------------------------------------------------------------
      Net utility plant                         1,648.2           -           -       1,648.2
---------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries              -       802.4      (802.4)            -
Notes receivable from consolidated
  subsidiaries                                      8.5       493.9      (502.4)            -
Investments in unconsolidated affiliates            0.1         2.3           -           2.4
Other investments                                  13.1         8.8           -          21.9
Non-utility property-net                            5.4       133.8           -         139.2
Goodwill-net                                      202.2           -           -         202.2
Regulatory assets                                  70.3         4.9           -          75.2
Other assets                                        4.9         0.4           -           5.3
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $2,410.0   $ 1,467.9   $(1,307.5)    $ 2,570.4
=============================================================================================

   LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
  Accounts payable                             $   71.3        $ 3.5  $       -     $    74.8
  Accounts payable to affiliated companies         85.2          0.4          -          85.6
  Accounts payable due to other Vectren
    companies                                      61.3         11.2       (2.7)         69.8
  Accrued liabilities                              83.8          1.7       (2.3)         83.2
  Short-term borrowings                               -        239.1          -         239.1
  Short-term borrowings due from
      other Vectren companies                     147.6         95.4     (156.1)         86.9
  Current maturities of long-term debt             39.8            -          -          39.8
  Long-term debt subject to tender                 26.6            -          -          26.6
---------------------------------------------------------------------------------------------
      Total current liabilities                   515.6        351.3     (161.1)        705.8
---------------------------------------------------------------------------------------------
Long-Term Debt
  Long-term debt-net of current maturities &
      debt subject to tender                      492.8        348.4          -         841.2
  Long-term debt due to VUHI                      344.0            -     (344.0)            -
---------------------------------------------------------------------------------------------
      Total long-term debt-net                    836.8        348.4     (344.0)        841.2
---------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                           174.6         (2.3)         -         172.3
  Deferred credits & other liabilities             80.3          1.9          -          82.2
---------------------------------------------------------------------------------------------
      Total deferred credits & other
         liabilities                              254.9         (0.4)         -         254.5
---------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred
   Stock of a Subsidiary                            0.3            -          -           0.3
Common Shareholder's Equity
  Common stock (no par value)                     461.3        385.7     (461.3)        385.7
  Retained earnings                               341.1        382.4     (341.1)        382.4
  Accumulated other comprehensive income              -          0.5          -           0.5
---------------------------------------------------------------------------------------------
      Total common shareholder's equity           802.4        768.6     (802.4)        768.6
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S
   EQUITY                                      $2,410.0    $ 1,467.9  $(1,307.5)    $ 2,570.4
=============================================================================================

Consolidating Balance Sheet as of December 31, 2001:


    ASSETS                                 Subsidiary   Parent
                                           Guarantors   Company  Eliminations  Consolidated
                                           ----------   -------  ------------  ------------
Current Assets
  Cash & cash equivalents                   $    7.0    $  (1.8)  $       -     $     5.2
  Accounts receivable-less reserves            123.0        0.1           -         123.1
  Receivables due from other Vectren
      companies                                 56.0       31.8        (1.5)         86.3
  Accrued unbilled revenues                     77.1          -           -          77.1
  Inventories                                   54.8          -           -          54.8
  Recoverable fuel & natural gas costs          70.2          -           -          70.2
  Prepayments & other current assets            84.8       (2.0)          -          82.8
-------------------------------------------------------------------------------------------
      Total current assets                     472.9       28.1        (1.5)        499.5
-------------------------------------------------------------------------------------------
Utility Plant
  Original cost                              2,906.1          -           -       2,906.1
  Less:  accumulated depreciation
     & amortization                          1,308.2          -           -       1,308.2
-------------------------------------------------------------------------------------------
       Net utility plant                     1,597.9          -           -       1,597.9
-------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries           -      754.4      (754.4)            -
Notes receivable from consolidated
   subsidiaries                                    -      544.3      (544.3)            -
Investments in unconsolidated affiliates         0.2        3.3           -           3.5
Other investments                               11.2        8.8           -          20.0
Non-utility property-net                         6.3       78.7           -          85.0
Goodwill-net                                   201.5          -           -         201.5
Regulatory assets                               62.6        5.2           -          67.8
Other assets                                    13.9        0.2           -          14.1
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                $2,366.5   $1,423.0   $(1,300.2)     $2,489.3
===========================================================================================

  LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
  Accounts payable                          $   76.3   $    3.1   $       -     $    79.4
  Accounts payable to affiliated companies      37.4          -           -          37.4
  Accounts payable due to other Vectren
      companies                                 29.1       24.0        (1.5)         51.6
  Accrued liabilities                           93.3        4.8        (2.9)         95.2
  Short-term borrowings                          0.9      273.3           -         274.2
  Short-term borrowings due from
      other Vectren companies                  234.5       29.0      (234.5)         29.0
  Current maturities of long-term debt           1.3          -           -           1.3
  Long-term debt subject to tender              11.5          -           -          11.5
-------------------------------------------------------------------------------------------
      Total current liabilities                484.3      334.2      (238.9)        579.6
-------------------------------------------------------------------------------------------
Long-Term Debt
  Long-term debt-net of current maturities
      & debt subject to tender                 552.7      348.2           -         900.9
  Long-term debt due to VUHI                   306.9          -      (306.9)            -
-------------------------------------------------------------------------------------------
      Total long-term debt-net                 859.6      348.2      (306.9)        900.9
-------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                        176.0        0.5           -         176.5
  Deferred credits & other liabilities          91.7        1.2           -          92.9
-------------------------------------------------------------------------------------------
      Total deferred credits & other
        liabilities                            267.7        1.7           -         269.4
-------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred
  Stock of a Subsidiary                          0.5          -           -           0.5
Common Shareholder's Equity
  Common stock (no par value)                  436.3      385.7      (436.3)        385.7
  Retained earnings                            320.5      355.0      (320.5)        355.0
  Accumulated other comprehensive income        (2.4)      (1.8)        2.4          (1.8)
-------------------------------------------------------------------------------------------
       Total common shareholder's equity       754.4      738.9      (754.4)        738.9
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S
    EQUITY                                  $2,366.5   $1,423.0   $(1,300.2)    $ 2,489.3
===========================================================================================

Consolidating Statement of Income for the year ended December 31, 2002:

                                             Subsidiary   Parent
                                             Guarantors   Company  Eliminations   Consolidated
------------------------------------         ----------   -------  ------------   ------------
OPERATING REVENUES
   Gas utility                                $  909.0     $    -     $    -           $ 909.0
   Electric utility                              608.1          -          -             608.1
   Other                                             -       22.3      (22.0)              0.3
----------------------------------------------------------------------------------------------
        Total operating revenues               1,517.1       22.3      (22.0)          1,517.4
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                              571.8          -          -             571.8
   Fuel for electric generation                   81.6          -          -              81.6
   Purchased electric energy                     296.3          -          -             296.3
   Other operating                               220.2        0.4      (22.0)            198.6
   Depreciation & amortization                    96.8       13.9          -             110.7
   Taxes other than income taxes                  50.8       (0.1)         -              50.7
----------------------------------------------------------------------------------------------
        Total operating expenses               1,317.5       14.2      (22.0)          1,309.7
----------------------------------------------------------------------------------------------
OPERATING INCOME                                 199.6        8.1          -             207.7
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
      companies                                      -       95.3      (95.3)                -
   Equity in losses of unconsolidated
      affiliates                                     -       (1.8)         -              (1.8)
   Other - net                                     5.0       27.6      (25.5)              7.1
----------------------------------------------------------------------------------------------
        Total other income (expense) - net         5.0      121.1     (120.8)              5.3
----------------------------------------------------------------------------------------------
Interest expense                                  63.6       31.0      (25.5)             69.1
---------------------------------------------------------------------------------   ----------
INCOME BEFORE INCOME TAXES                       141.0       98.2      (95.3)            143.9
----------------------------------------------------------------------------------------------
Income taxes                                      45.7        1.1          -              46.8
----------------------------------------------------------------------------------------------
NET INCOME                                    $   95.3     $ 97.1     $(95.3)           $ 97.1
==============================================================================================

Consolidating Statement of Income for the year ended December 31, 2001:

                                                   Subsidiary  Parent
                                                   Guarantors  Company  Eliminations  Consolidated
-------------------------------                    ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                                      $1,019.6    $    -     $    -       $ 1,019.6
   Electric utility                                    381.2         -          -           381.2
   Other                                                   -      29.1      (28.9)            0.2
--------------------------------------------------------------------------------------------------
        Total operating revenues                     1,400.8      29.1      (28.9)        1,401.0
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                    708.9         -          -           708.9
   Fuel for electric generation                         74.4         -          -            74.4
   Purchased electric energy                            86.9         -          -            86.9
   Other operating                                     241.9      (0.9)     (28.9)          212.1
   Merger & integration costs                            2.8         -          -             2.8
   Restructuring costs                                  15.0         -          -            15.0
   Depreciation & amortization                          97.2      20.7          -           117.9
   Taxes other than income taxes                        51.2       0.4          -            51.6
--------------------------------------------------------------------------------------------------
        Total operating expenses                     1,278.3      20.2      (28.9)        1,269.6
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                       122.5       8.9          -           131.4
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated companies            -      40.1      (40.1)              -
   Equity in losses of unconsolidated affiliates           -      (0.5)         -            (0.5)
   Other - net                                           4.9      23.0      (22.3)            5.6
--------------------------------------------------------------------------------------------------
           Total other income (expense) - net            4.9      62.6      (62.4)            5.1
--------------------------------------------------------------------------------------------------
Interest expense                                        67.5      25.5      (22.3)           70.7
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              59.9      46.0      (40.1)           65.8
--------------------------------------------------------------------------------------------------
Income taxes                                            19.0       2.3          -            21.3
Preferred dividend requirements of subsidiary            1.9         -       (1.1)            0.8
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                           39.0      43.7      (39.0)           43.7
--------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
principle - net of tax                                   1.1         -         -              1.1
--------------------------------------------------------------------------------------------------
NET INCOME                                          $   40.1    $ 43.7    $ (39.0)      $    44.8
==================================================================================================

Consolidating Statement of Income for the year ended December 31, 2000:

                                         Subsidiary   Parent
                                         Guarantors   Company  Eliminations  Consolidated
-------------------------------------    ----------   -------  ------------  ------------
OPERATING REVENUES
   Gas utility                            $  820.4     $    -      $      -    $  820.4
   Electric utility                          334.4          -            -        334.4
   Other                                         -       33.5        (33.2)         0.3
-----------------------------------------------------------------------------------------
           Total operating revenues        1,154.8       33.5        (33.2)     1,155.1
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                          552.5          -            -        552.5
   Fuel for electric generation               75.7          -            -         75.7
   Purchased electric energy                  36.4          -            -         36.4
   Other operating                           209.0        4.8        (33.2)       180.6
   Merger & integration costs                 32.7          -            -         32.7
   Restructuring costs                           -          -            -            -
   Depreciation & amortization                82.4       22.2            -        104.6
   Taxes other than income taxes              36.2        0.3            -         36.5
        Total operating expenses           1,024.9       27.3        (33.2)     1,019.0
-----------------------------------------------------------------------------------------
OPERATING INCOME                             129.9        6.2            -        136.1
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
      companies                                  -       52.5        (52.5)           -
   Equity in losses of unconsolidated
      affiliates                                 -          -            -            -
   Other - net                                 3.8        4.6         (4.1)         4.3
-----------------------------------------------------------------------------------------
        Total other income (expense)
          - net                                3.8       57.1        (56.6)         4.3
-----------------------------------------------------------------------------------------
Interest expense                              45.2        5.3         (4.1)        46.4
-----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                    88.5       58.0        (52.5)        94.0
-----------------------------------------------------------------------------------------
Income taxes                                  35.0        2.1            -         37.1
Preferred dividend requirements of
    subsidiary                                 1.0          -            -          1.0
-----------------------------------------------------------------------------------------
NET INCOME                                $   52.5     $ 55.9      $ (52.5)    $   55.9
=========================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2002:

                                                 Subsidiary  Parent
                                                 Guarantors  Company  Eliminations  Consolidated
-----------------------------------------------  ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES           $ 269.4    $  8.2      $    -       $ 277.6
------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
  Proceeds  from:
    Capital contribution                              25.0         -       (25.0)            -
    Long-term debt                                    37.1         -       (37.1)            -
  Requirements for:
    Retirement of long-term debt,
       including premiums paid                        (6.5)        -           -          (6.5)
    Dividends on common stock                        (74.7)    (69.7)       74.7         (69.7)
    Redemption of preferred stock of
      subsidiary                                      (0.2)        -           -          (0.2)
  Net change in short-term borrowings,
      including to other Vectren companies           (88.4)     32.2        79.0          22.8
------------------------------------------------------------------------------------------------
    Net cash flows required for financing
      activities                                    (107.7)    (37.5)       91.6         (53.6)
------------------------------------------------------------------------------------------------
CASH FLOW FROM (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
        distributions
    Consolidated subsidiary distributions                -      74.7       (74.7)            -
    Other investing activities                         1.5       8.9           -          10.4
  Requirements for:
    Capital expenditures, excluding
        AFUDC-equity                                (147.6)    (69.7)          -        (217.3)
    Consolidated subsidiary investments                  -     (25.0)       25.0             -
    Other investing activities                        (3.9)     (7.9)          -         (11.8)
  Net change in notes receivable to other
       Vectren companies                              (8.5)     50.4       (41.9)            -
------------------------------------------------------------------------------------------------
    Net cash flows from (required for)
       investing activities                         (158.5)     31.4       (91.6)       (218.7)
------------------------------------------------------------------------------------------------
Net increase in cash & cash equivalents                3.2       2.1           -           5.3
Cash & cash equivalents at beginning of period         7.0      (1.8)          -           5.3
------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period           $  10.2    $  0.3      $    -        $ 10.6
================================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2001:

                                                     Subsidiary   Parent
                                                     Guarantors   Company  Eliminations  Consolidated
------------------------------------------------     ----------   -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $ 141.0    $  44.3     $     -       $ 185.3
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
     Capital contribution                                214.7      164.4      (214.7)        164.4
     Long-term debt                                      307.0      344.0      (307.0)        344.0
  Requirements for:
     Retirement of long-term debt, including
         premiums paid                                    (7.3)         -           -          (7.3)
     Retirement of short-term notes payable                  -     (150.0)          -        (150.0)
     Dividends on common stock                           (62.5)     (91.6)       62.5         (91.6)
     Redemption of preferred stock of subsidiary         (17.7)         -           -         (17.7)
     Dividends on preferred stock of subsidiary           (0.8)         -           -          (0.8)
  Net change in short-term borrowings, including
       to other Vectren companies                       (414.3)     (30.9)      238.1        (207.1)
-----------------------------------------------------------------------------------------------------
     Net cash flows from financing activities             19.1      235.9      (221.1)         33.9
-----------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions                   -       62.5       (62.5)            -
     Other investing activities                            1.5          -           -           1.5
  Requirements for:
     Capital expenditures, excluding AFUDC-equity       (154.4)     (48.4)          -        (202.8)
     Acquisition of the Ohio operations                   (2.2)         -           -          (2.2)
     Consolidated subsidiary investments                     -     (214.7)      214.7             -
     Other investing activities                              -      (11.8)          -         (11.8)
  Net change in notes receivable to other Vectren
        companies                                            -      (68.9)       68.9             -
-----------------------------------------------------------------------------------------------------
     Net cash flows required for investing
        activities                                      (155.1)    (281.3)      221.1        (215.3)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents         5.0       (1.1)          -           3.9
Cash & cash equivalents at beginning of period             2.0       (0.7)          -           1.3
-----------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $   7.0    $  (1.8)    $     -       $   5.2
=====================================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2000:

                                                       Subsidiary   Parent
                                                       Guarantors   Company  Eliminations  Consolidated
------------------------------------------------       ----------   -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                $  23.2      $ 11.9       $    -        $ 35.1
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
     Short-term notes payable                                 -       150.0             -        150.0
     Long-term debt                                        67.9           -             -         67.9
     Other proceeds                                         1.6           -             -          1.6
  Requirements for:
     Retirement of long-term debt, including
        premiums paid                                      (0.7)          -             -         (0.7)
     Dividends on common stock                            (55.0)      (60.6)         55.0        (60.6)
     Redemption of preferred stock of
        subsidiary                                         (2.0)          -             -         (2.0)
     Dividends on preferred stock of
        subsidiary                                         (1.0)          -             -         (1.0)
  Net change in short-term borrowings,
       including to other Vectren companies               547.4       333.2        (475.4)       405.2
-------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities             558.2       422.6        (420.4)       560.4
-------------------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary distributions         -        55.0         (55.0)           -
  Requirements for:
     Capital expenditures, excluding AFUDC-equity        (103.9)      (14.8)            -       (118.7)
     Acquisition of the Ohio operations                  (469.2)          -             -       (469.2)
     Other investing activities                            (7.1)          -             -         (7.1)
  Net change in notes receivable to other Vectren
        companies                                             -      (475.4)        475.4            -
-------------------------------------------------------------------------------------------------------
     Net cash flows (required for) investing
        activities                                       (580.2)     (435.2)        420.4       (595.0)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents          1.2        (0.7)            -          0.5
Cash & cash equivalents at beginning of period              0.8           -             -          0.8
-------------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                $   2.0      $ (0.7)      $     -       $  1.3
=======================================================================================================

18. Quarterly Financial Data (Unaudited)

As more fully described in Note 3, the Company has restated the results for the year ended December 31, 2001, including each quarter, as well as the first three quarters of 2002 to appropriately account for certain errors and a transfer of assets between entities under common control. Provided below is a comparison of restated summarized quarterly financial data to summarized quarterly financial data previously reported. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations.


Summarized quarterly financial data for 2002 follows:

--------------------------------------------------------------------------------------------------
In millions                 Q1                 Q2 (5)                Q3                   Q4
---------------------------- -------------------- -----------------------------------------------
                            As        As         As        As        As         As        As
2002 Operating data      Reported  Restated   Reported  Restated  Reported   Restated  Reported
                         -------------------- ------------------------------ --------------------
Operating revenues       $ 483.9    $485.0    $ 298.7    $299.1   $ 278.1     $278.1   $ 455.2
Operating income (6)        78.6      80.8       21.1      26.0      29.9       30.3      70.6
Net income                  40.6      42.0        9.1       8.7       8.9        9.0      37.4


Summarized quarterly financial data for 2001 follows:

----------------------------------------------------------------------------------------------------------
In millions                        Q1 (1)              Q2 (2)               Q3                Q4 (4)
--------------------------- ------------------  ------------------  ------------------  ------------------
                               As        As        As        As        As        As        As        As
2001 Operating Data (3)     Reported  Restated  Reported  Restated  Reported  Restated  Reported  Restated
                            ------------------  ------------------  ------------------  ------------------
Operating revenues           $ 611.9    $614.8   $ 249.6    $248.5   $ 200.3    $196.7   $ 348.6   $ 341.0
Operating income (loss) (6)     70.2      77.2      (3.8)     (1.5)     14.6      15.5      54.4      40.2
Income (loss) before
  extraordinary loss &
  cumulative effect of
  change in accounting
  principle                     31.8      36.5     (12.9)    (11.9)     (0.5)     (0.2)     28.4      19.3
Net income (loss)               35.7      37.6     (12.9)    (11.9)     (0.5)     (0.2)     28.4      19.3



1. Q1 of 2001 includes charges for cumulative effect of changes in accounting principle as described in Note 12.
2.   Q2 of 2001 includes restructuring charges as described in Note 15.
3.   2001 includes merger and integration charges as described in Note 15.
4. The benefit clearing adjustment and primarily all of the inventory adjustment discussed in Note 3 were recorded in Q4 of 2001.
5. In Q2 of 2002, the Company recorded $3.2 million of after tax carrying costs for DSM programs pursuant to existing IURC orders. Management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in Q2 of 2002 were reversed and reflected in common shareholder's equity as of January 1, 2000.
6. Operating income (loss) in the "As Reported" columns has been adjusted to reflect the reclassification of income taxes which prior to Q4 of 2002 was included as a component of operating income, consistent with traditional regulated entity income statement presentation. The income statement presentation was changed to the commercial and industrial presentation described in Article 5 of Regulation S-X.

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

Ronald E. Christian, age 44, has served as Senior Vice President and Secretary of the Company since March 2000. Mr. Christian served as Vice President and General Counsel of Indiana Energy from July 1999 to March 2000. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. He served as the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc. from 1993 to June 1998. Mr. Christian is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co.

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

                                            TABLE I
                                   SUMMARY COMPENSATION TABLE
        (a)                 (b)      (c)       (d)      (e)     (g)        (h)      (i)
                                 ----------  -------  ------- --------   -------  --------
                                     Annual Compensation     Long-term Compensation Payouts

                                                       Other                       Other
                                                      Compen-  Options    LTIP    Compen-
 Name and Principal                           Bonus   sation  (# shares) Payouts  sation
  Position at VUHI         Year  Salary ($)  ($) (1)  ($) (2)     (3)    ($) (4)  ($) (5)
  ----------------         ----  ----------  -------  -------  -------   -------  --------
William S. Doty            2002    189,654   61,737     5,931   15,000       -     10,739
Senior Vice President -    2001    174,608   10,500     5,709   22,000       -     12,836
Energy Delivery            2000    141,464   96,125     1,413        -       -     18,079

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

                                        TABLE II
                             OPTION GRANTS IN LAST FISCAL YEAR

                       Number of   % of Total
                        Shares       Options
                      Underlying   Granted to
                       Options/    Employees   Exercise or
                         SARs      in Fiscal   Base  Price    Expiration    Grant Date
         Name          Granted       Year    (Per Share) ($)     Date      Present Value
      ------------     -------      ------   ---------------  ----------   -------------
                       (#) (1)                                                  ($)
      W.S. Doty       15,000/0       3.29%        23.19        1/1/2013       $70,088

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

                                        TABLE III
                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FISCAL YEAR-END OPTION VALUES
                                  FROM 1/1/2001 TO 12/31/2001

                                Underlying
                     Shares    Unexercised    Number of Securities            Value of Unexercised
                  Acquired On     Value       Underlying Unexercised               In-the-Money
       Name       Exercise(#)  Realized ($)  Options at Year-End (#) (1)   Options as of 12/31/01 ($)(1)
       ----       -----------  ------------  ---------------------------   -----------------------------
                                             Exercisable   Unexercisable   Exercisable    Unexercisable
                                             -----------   -------------   -----------    -------------
    W.S. Doty        1,631        14,033        30,657         28,200         99,965          6,072

(1) Includes grants authorized by the Compensation and Benefits Committee on December 11, 2002 to be effective as of January 1, 2003.

                                     TABLE IV

                LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                      Estimated Future Payouts Under
                                                        Non-Stock Price-Based Plans
                                                      -------------------------------
         (a)            (b)              (c)           (d)         (e)        (f)
                                     Performance
                     Number of        or Other
                      Shares;       Periods Until   Threshold     Target     Maximum
                     Units or        Maturation     Number of   Number of   Number of
                 Other Rights (1)   or Payout (2)   Shares (3)  Shares (4)  Shares (5)
                 ----------------   -------------   ----------  ----------  ----------
    W.S. Doty             4,000            0             1,500        4,000      8,000


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

-------------------------------------------------------------------------------
                              (a)              (b)                 (c)
-------------------------------------------------------------------------------
                           Number of                       Number of securities
                        securities to be    Weighted-      remaining available
                          issued upon        average       for future issuance
                          exercise of     exercise price       under equity
                          outstanding     of outstanding       compensation
                           options,          options,        plans (excluding
                           warrants        warrants and    securities reflected
Plan category             and rights          rights           in column (a)
-------------------------------------------------------------------------------
Equity compensation      1,733,762 (2)       $ 21.86           2,909,316 (3)
plans approved by
security holders (1)
-------------------------------------------------------------------------------
Equity compensation              0                 0                   0
plans not approved by
security holders
-------------------------------------------------------------------------------
Total                    1,733,762           $ 21.86          2,909,316
===============================================================================

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 List Of Documents Filed As Part Of This Report

Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K/A.

Supplemental Schedules

For the years ended December 31, 2002, 2001, and 2000, the Company's Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented on page 83. The report of Deloitte & Touche LLP on the schedule may be found in Item 8.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

          Exhibits for the Company are listed in the Index to Exhibits beginning on page 85.
          Exhibits for the Company attached to this filing filed electronically with the SEC are listed on page 90.


              Reports On Form 8-K During The Last Calendar Quarter

On October 25, 2002 Vectren Utility Holdings, Inc. filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren Corporation's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Third Quarter 2002 Vectren Corporation Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

                                        SCHEDULE II

                    Vectren Utility Holdings, Inc. and Subsidiary Companies

                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              Column A                   Column B        Column C        Column D       Column E
--------------------------------------------------------------------------------------------------
                                                         Additions
                                                    ------------------
                                        Balance at  Charged   Charged    Deductions    Balance at
                                        Beginning      to     to Other      from         End of
Description                              Of Year    Expenses  Accounts  Reserves, Net     Year
--------------------------------------------------------------------------------------------------
(In millions)
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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VECTREN UTILITY HOLDINGS, INC.


Dated June 18, 2003

                               /S/ Niel C. Ellerbrook
                               ----------------------------------------------
                               Niel C. Ellerbrook,
                               Chairman and Chief Executive Officer, Director

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

21. Subsidiaries Of The Company

The list of the Company's significant subsidiaries was filed and designated in Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-16739, as Exhibit 21.1.

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

99.7 Certifications Pursuant to Section 906 of the Sarbanes-Oxlet Act of 2002. (Filed Herewith.)

99.8 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.9 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

                         Vectren Utility Holdings, Inc.
                                2002 Form 10-K/A
                                Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 85 of this amendment to the annual report on Form 10-K/A for a complete list of exhibits.

Exhibit
Number         Document

99.1 Vectren Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934.

99.7 Certifications Pursuant to Section 906 of the Sarbanes-Oxlet Act of 2002.

99.8 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.9 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.