Form 10-Q
period 2003-06-30
VECTREN UTILITY HOLDINGS INC
filed 2003-08-14
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

                              VECTREN UTILITY HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             INDIANA                                        35-2104850
--------------------------------                        -------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - Without Par Value             10               August 1, 2003
  -------------------------------              --               --------------
             Class                       Number of Shares            Date


                                Table of Contents
Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Vectren Utility Holdings, Inc. and Subsidiary Companies
          Consolidated Condensed Balance Sheets                           1-2
          Consolidated Condensed Statements of Income                      3
          Consolidated Condensed Statements of Cash Flows                  4
       Notes to Unaudited Consolidated Condensed Financial Statements     5-19
  2    Management's Discussion and Analysis of Results of Operations     20-31
       and Financial Condition
  3    Quantitative and Qualitative Disclosures About Market Risk          32
  4    Controls and Procedures                                             32

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                   33
  6    Exhibits and Reports on Form 8-K                                    33
       Signatures                                                          34


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
Evansville, Indiana                          Vice President, Investor Relations
47702-0209                                   sschein@vectren.com


                                   Definitions
AFUDC:  allowance for funds used during   MMBTU:  millions of British thermal
   construction                             units
APB:  Accounting Principles Board         MW:  megawatts

EITF:  Emerging Issues Task Force         MWh / GWh:  megawatt hours / millions
                                            of megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards     NOx:  nitrogen oxide
  Board
FERC:  Federal Energy Regulatory          OUCC:  Indiana Office of the Utility
  Commission                                Consumer Counselor
IDEM:  Indiana Department of              PUCO:  Public Utilities Commission of
  Environmental Management                  Ohio
IURC:  Indiana Utility Regulatory         SFAS:  Statement of Financial
   Commission                               Accounting Standards
MCF / BCF:  millions / billions of        USEPA:  United States Environmental
  cubic feet                                Protection Agency
MDth / MMDth: thousands / millions        Throughput:  combined gas sales and
  of dekatherms                             gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                      June 30,     December 31,
                                                        2003           2002
-------------------------------------------------    ---------     ------------
                   ASSETS                                          As Restated,
                   ------                                           See Note 3
                                                                   ------------
Current Assets
   Cash & cash equivalents                           $     9.3      $    10.5
   Accounts receivable-less reserves of $3.4 &
       $5.5, respectively                                 87.0          131.9
   Receivables due from other Vectren companies            0.2           56.3
   Accrued unbilled revenues                              38.8          112.7
   Inventories                                            37.6           56.0
   Recoverable fuel & natural gas costs                   15.4           22.1
   Prepayments & other current assets                     71.8           86.5
-------------------------------------------------------------------------------
       Total current assets                              260.1          476.0
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                        3,132.8        3,037.2
  Less:  accumulated depreciation & amortization       1,434.6        1,389.0
-------------------------------------------------------------------------------
       Net utility plant                               1,698.2        1,648.2
-------------------------------------------------------------------------------

Investments in Unconsolidated Affiliates                   1.9            2.4
Other Investments                                         19.2           21.9
Non-Utility Property-Net                                 137.7          139.2
Goodwill-Net                                             202.2          202.2
Regulatory Assets                                         85.4           75.2
Other Assets                                               4.1            5.3
-------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 2,408.8      $ 2,570.4
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)



                                                           June 30,  December 31,
                                                             2003        2002
------------------------------------------------------    ---------- ------------
          LIABILITIES & SHAREHOLDER'S EQUITY                         As Restated,
          ----------------------------------                          See Note 3
                                                                     ------------
Current Liabilities
  Accounts payable                                        $    21.7    $   74.8
  Accounts payable to affiliated companies                     59.8        85.6
  Accounts payable due to other Vectren companies               4.3        69.8
  Accrued liabilities                                          91.6        83.2
  Short-term borrowings                                       319.6       239.1
  Short-term borrowings due to other Vectren companies            -        86.9
  Current maturities of long-term debt                            -        39.8
  Long-term debt subject to tender                                -        26.6
---------------------------------------------------------------------------------
       Total current liabilities                              497.0       705.8
---------------------------------------------------------------------------------

Long-term Debt-Net of Current Maturities &
  Debt Subject to Tender                                      867.9       841.2

Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                       181.5       172.3
  Deferred credits & other liabilities                         81.1        82.2
---------------------------------------------------------------------------------
       Total deferred credits & other liabilities             262.6       254.5
---------------------------------------------------------------------------------
Commitments & Contingencies (Notes 7 - 9)

Cumulative, Redeemable Preferred Stock of a Subsidiary          0.2         0.3

Common Shareholder's Equity
  Common stock (no par value)                                 385.7       385.7
  Retained earnings                                           394.9       382.4
  Accumulated other comprehensive income                        0.5         0.5
---------------------------------------------------------------------------------
       Total common shareholder's equity                      781.1       768.6
---------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                  $ 2,408.8   $ 2,570.4
=================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)

                                                Three Months           Six Months
                                               Ended June 30,         Ended June 30,
                                           ----------------------  --------------------
                                             2003        2002        2003       2002
----------------------------------------   ----------------------  --------------------
                                                     As Restated,          As Restated,
                                                      See Note 3            See Note 3
                                                     ------------          ------------
OPERATING REVENUES
  Gas utility                              $ 165.1     $ 140.1     $ 674.6    $ 498.2
  Electric utility                            90.2       158.9       209.6      285.7
  Other                                        0.2         0.1         0.4        0.2
---------------------------------------------------------------------------------------
       Total operating revenues              255.5       299.1       884.6      784.1
---------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                           104.3        82.1       469.4      312.6
  Fuel for electric generation                20.6        19.1        41.4       36.9
  Purchased electric energy                   18.8        86.8        59.2      146.5
  Other operating                             53.9        48.8       110.5      100.1
  Depreciation & amortization                 29.6        26.3        58.4       53.1
  Taxes other than income taxes               10.9        10.0        32.6       28.1
---------------------------------------------------------------------------------------
            Total operating expenses         238.1       273.1       771.5      677.3
---------------------------------------------------------------------------------------
OPERATING INCOME                              17.4        26.0       113.1      106.8
OTHER INCOME (EXPENSE) - NET
  Equity in earnings (losses) of
       unconsolidated affiliates               0.1        (0.4)       (0.4)      (0.5)
  Other - net                                  0.2         3.7        (1.3)       5.8
---------------------------------------------------------------------------------------
      Total other income (expense) - net       0.3         3.3        (1.7)       5.3
---------------------------------------------------------------------------------------
Interest expense                              15.9        17.3        32.4       34.9
---------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     1.8        12.0        79.0       77.2
---------------------------------------------------------------------------------------
Income taxes                                   0.4         3.3        30.3       26.5
---------------------------------------------------------------------------------------
NET INCOME                                 $   1.4     $   8.7     $  48.7    $  50.7
=======================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                  2003        2002
-----------------------------------------------------------   -------------------------
                                                                           As Restated,
                                                                            See Note 3
                                                                           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  48.7       $ 50.7
   Adjustments to reconcile net income to cash from
           operating activities:
      Depreciation & amortization                                  58.4         53.1
      Deferred income taxes & investment tax credits                5.2         (6.2)
      Equity in losses of unconsolidated affiliates                 0.4          0.5
      Net unrealized (gain) loss on derivative instruments         (0.8)         2.9
      Pension and postretirement expense                            3.0          3.2
      Other non-cash charges- net                                   6.4          0.1
      Changes in working capital accounts:
         Accounts receivable, including to Vectren companies
            & accrued unbilled revenue                            167.7         76.2
         Inventories                                               18.4         17.8
         Recoverable fuel & natural gas costs                       6.7         26.2
         Prepayments & other current assets                         6.9         22.6
         Accounts payable, including to Vectren companies
             & affiliated companies                              (144.4)       (40.2)
         Accrued liabilities                                       13.2         44.3
      Changes in other noncurrent assets                           (0.2)         0.6
      Changes in other noncurrent liabilities                      (3.0)         0.1
---------------------------------------------------------------------------------------
           Net cash flows from operating activities               186.6        251.9
---------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES

  Requirements for:
      Retirement of long-term debt, including premiums paid       (40.9)        (6.3)
      Dividends on common stock                                   (36.2)       (34.0)
      Redemption of preferred stock of subsidiary                  (0.1)        (0.2)
  Net change in short-term borrowings, including to other
      Vectren companies                                            (6.4)      (138.0)
---------------------------------------------------------------------------------------
          Net cash flows required for financing activities        (83.6)      (178.5)
---------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
  Proceeds from:
      Unconsolidated affiliate distributions                        0.1            -
      Notes receivable, including notes from other Vectren
           companies & other collections                              -         10.4
  Requirements for:
      Capital expenditures, excluding AFUDC-equity               (103.2)       (81.4)
      Unconsolidated affiliate and other investments               (1.1)        (1.0)
---------------------------------------------------------------------------------------
           Net cash flows required for investing activities      (104.2)       (72.0)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents                 (1.2)         1.4
Cash & cash equivalents at beginning of period                     10.5          5.3
---------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                        $   9.3       $  6.7
=======================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc.(VEDO), a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2002, filed on Form 10-K/A. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and six months ended June 30, 2002 by $2.1 million after tax and $1.7 million after tax, respectively.

In the second quarter of 2002, the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for demand side management (DSM) programs pursuant to existing IURC orders and based on an improved regulatory environment. During the 2002 annual audit, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholders' equity as of January 1, 2000. The Company also identified other adjustments for various reconciliation errors and other errors related primarily to the recording of estimates. These adjustments were not significant, either individually or in the aggregate and increased previously reported pre-tax and after tax earnings for the three months ended June 30, 2002 by approximately $1.8 million and $1.1 million, respectively, and increased previously reported pre-tax and after tax earnings for the six months ended June 30, 2002 by approximately $2.5 million and $1.5 million, respectively.

In addition, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported earnings by $1.7 million after tax for the three months ended June 30, 2002 and $2.7 million after tax for the six months ended June 30, 2002. Total assets, liabilities, and equity transferred to VUHI on January 1, 2003 were $133.8 million, $93.5 million, and $40.3 million, respectively.

Following is a summary of the effects of the reorganization due to the transfer of assets and the restatement on previously reported results of operations for the three months ended June 30, 2002.


In millions
---------------------------------------------------------------------------------------------
                                                           Adjustments for
                                                     ---------------------------
OPERATING REVENUES                      As reported  Reorganization  Restatement  As Restated
                                        -----------  --------------  -----------  -----------
   Gas utility                            $ 139.8         $   -         $  0.3      $ 140.1
   Electric utility                         158.9             -              -        158.9
   Energy services & other                      -           0.1              -          0.1
---------------------------------------------------------------------------------------------
         Total operating revenues           298.7           0.1            0.3        299.1
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                          82.2             -           (0.1)        82.1
   Fuel for electric generation              19.0             -            0.1         19.1
   Purchased electric energy                 87.0             -           (0.2)        86.8
   Other operating                           55.3          (5.5)          (1.0)        48.8
   Depreciation & amortization               23.9           2.4              -         26.3
   Taxes other than income taxes             10.2          (0.2)             -         10.0
---------------------------------------------------------------------------------------------
         Total operating expenses           277.6          (3.3)          (1.2)       273.1
---------------------------------------------------------------------------------------------
OPERATING INCOME                             21.1           3.4            1.5         26.0
OTHER INCOME (EXPENSE) - NET
   Equity in losses of unconsolidated
         affiliates                          (0.4)            -              -         (0.4)
   Other - net                                8.3             -           (4.6)         3.7
---------------------------------------------------------------------------------------------
     Total other income (expense) - net       7.9             -           (4.6)         3.3
---------------------------------------------------------------------------------------------
Interest expense                             16.3           0.7            0.3         17.3
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   12.7           2.7           (3.4)        12.0
---------------------------------------------------------------------------------------------
Income taxes                                  3.6           1.0           (1.3)         3.3
---------------------------------------------------------------------------------------------
NET INCOME                                $   9.1         $ 1.7         $ (2.1)     $   8.7
=============================================================================================

Following is a summary of the effects of the reorganization due to the transfer of assets and the restatement on previously reported results of operations for the six months ended June 30, 2002.

In millions
---------------------------------------------------------------------------------------------
                                                           Adjustments for
                                                     ---------------------------
OPERATING REVENUES                      As reported  Reorganization  Restatement  As Restated
                                        -----------  --------------  -----------  -----------
   Gas utility                            $ 496.9         $   -         $  1.3      $ 498.2
   Electric utility                         285.7             -              -        285.7
   Energy services & other                      -           0.2              -          0.2
---------------------------------------------------------------------------------------------
         Total operating revenues           782.6           0.2            1.3        784.1
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                         312.6             -              -        312.6
   Fuel for electric generation              36.8             -            0.1         36.9
   Purchased electric energy                146.8             -           (0.3)       146.5
   Other operating                          111.1         (11.1)           0.1        100.1
   Depreciation & amortization               47.5           5.6              -         53.1
   Taxes other than income taxes             28.1             -              -         28.1
---------------------------------------------------------------------------------------------
         Total operating expenses           682.9          (5.5)          (0.1)       677.3
---------------------------------------------------------------------------------------------
OPERATING INCOME                             99.7           5.7            1.4        106.8
OTHER INCOME (EXPENSE) - NET
   Equity in losses of unconsolidated
         affiliates                          (1.0)            -            0.5         (0.5)
   Other - net                               10.1             -           (4.3)         5.8
---------------------------------------------------------------------------------------------
     Total other income (expense) - net       9.1             -           (3.8)         5.3
---------------------------------------------------------------------------------------------
Interest expense                             33.2           1.4            0.3         34.9
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   75.6           4.3           (2.7)        77.2
---------------------------------------------------------------------------------------------
Income taxes                                 25.9           1.6           (1.0)        26.5
---------------------------------------------------------------------------------------------
NET INCOME                                $  49.7         $ 2.7         $ (1.7)     $  50.7
=============================================================================================

4.   Transactions with ProLiance Energy, LLC

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2003 and 2002 totaled $166.2 million and $108.5 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $427.6 million and $236.3 million, respectively. Amounts owed to ProLiance at June 30, 2003 and December 31, 2002 for those purchases were $57.7 million and $83.7 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

5.   Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $366.0 million in short-term credit facilities and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2003. As a result of the reorganization described in Note 3, VUHI has operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Balance Sheet as of June 30, 2003 (in millions):


               ASSETS                          Subsidiary    Parent
               ------                          Guarantors    Company  Eliminations  Consolidated
                                               ----------   --------- ------------  ------------
Current Assets
   Cash & cash equivalents                      $     9.4   $    (0.1)  $       -     $     9.3
   Accounts receivable-less reserves                 86.8         0.2           -          87.0
   Receivables due from other Vectren
        companies                                     0.6         7.8        (8.2)          0.2
   Accrued unbilled revenues                         38.8           -           -          38.8
   Inventories                                       37.6           -           -          37.6
   Recoverable fuel & natural gas costs              15.4           -           -          15.4
   Prepayments & other current assets                71.4         0.4           -          71.8
------------------------------------------------------------------------------------------------
       Total current assets                         260.0         8.3        (8.2)        260.1
------------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                   3,132.8           -           -       3,132.8
  Less:  accumulated depreciation &
        amortization                              1,434.6           -           -       1,434.6
------------------------------------------------------------------------------------------------
       Net utility plant                          1,698.2           -           -       1,698.2
------------------------------------------------------------------------------------------------
Investments in Consolidated Subsidiaries                -       814.4      (814.4)            -
Notes Receivable From Consolidated
        Subsidiaries                                 17.8       507.0      (524.8)            -
Investments in Unconsolidated Affiliates              0.1         1.8           -           1.9
Other Investments                                    13.0         6.2           -          19.2
Non-Utility Property-Net                              5.3       132.4           -         137.7
Goodwill-Net                                        202.2           -           -         202.2
Regulatory Assets                                    81.0         4.4           -          85.4
Other Assets                                          4.1           -           -           4.1
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 2,281.7   $ 1,474.5   $(1,347.4)    $ 2,408.8
================================================================================================

             LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                             $    20.1   $     1.6   $       -     $    21.7
   Accounts payable to affiliated companies          59.3         0.5           -          59.8
   Accounts payable due to other Vectren
        companies                                    12.5           -        (8.2)          4.3
   Accrued liabilities                               91.4         2.4        (2.2)         91.6
   Short-term borrowings                              1.0       318.6           -         319.6
   Short-term borrowings due from
       other Vectren companies                      160.8        17.8      (178.6)            -
   Current maturities of long-term debt                 -           -           -             -
-----------------------------------------------------------------------------------------------
       Total current liabilities                    345.1       340.9      (189.0)        497.0
-----------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current maturities &
      debt subject to tender                        519.4       348.5           -         867.9
   Long-term debt due to VUHI                       344.0           -      (344.0)            -
-----------------------------------------------------------------------------------------------
       Total long-term debt-net                     863.4       348.5      (344.0)        867.9
-----------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                            179.9         1.6           -         181.5
   Deferred credits & other liabilities              78.7         2.4           -          81.1
-----------------------------------------------------------------------------------------------
       Total deferred credits & other
          liabilities                               258.6         4.0           -         262.6
-----------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of a
       Subsidiary                                     0.2           -           -           0.2
Common Shareholder's Equity
   Common stock (no par value)                      461.3       385.7      (461.3)        385.7
   Retained earnings                                353.1       394.9      (353.1)        394.9
   Accumulated other comprehensive income               -         0.5           -           0.5
-----------------------------------------------------------------------------------------------
       Total common shareholder's equity            814.4       781.1      (814.4)        781.1
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY        $ 2,281.7   $ 1,474.5   $(1,347.4)    $ 2,408.8
===============================================================================================

Consolidating Balance Sheet as of December 31, 2002 (in millions):

                   ASSETS                      Subsidiary    Parent
                   ------                      Guarantors    Company   Eliminations  Consolidated
                                               ----------   ---------  ------------  ------------
Current Assets
   Cash & cash equivalents                      $    10.2   $     0.3   $        -     $    10.5
   Accounts receivable-less reserves                130.8         1.1            -         131.9
   Receivables due from other Vectren
       companies                                     39.3        19.7         (2.7)         56.3
   Accrued unbilled revenues                        112.7           -            -         112.7
   Inventories                                       56.0           -            -          56.0
   Recoverable fuel & natural gas costs              22.1           -            -          22.1
   Prepayments & other current assets                86.2         0.3            -          86.5
-------------------------------------------------------------------------------------------------
       Total current assets                         457.3        21.4         (2.7)        476.0
-------------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                   3,037.2           -            -       3,037.2
  Less:  accumulated depreciation &
      amortization                                1,389.0           -            -       1,389.0
-------------------------------------------------------------------------------------------------
       Net utility plant                          1,648.2           -            -       1,648.2
-------------------------------------------------------------------------------------------------
Investments in Consolidated Subsidiaries                -       802.4       (802.4)            -
Notes Receivable From Consolidated
      Subsidiaries                                    8.5       493.9       (502.4)            -
Investments in Unconsolidated Affiliates              0.1         2.3            -           2.4
Other Investments                                    13.1         8.8            -          21.9
Non-Utility Property-Net                              5.4       133.8            -         139.2
Goodwill-Net                                        202.2           -            -         202.2
Regulatory Assets                                    70.3         4.9            -          75.2
Other Assets                                          4.9         0.4            -           5.3
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 2,410.0   $ 1,467.9    $(1,307.5)    $ 2,570.4
=================================================================================================
        LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                             $    71.3   $     3.5    $       -     $    74.8
   Accounts payable to affiliated companies          85.2         0.4            -          85.6
   Accounts payable due to other Vectren
      companies                                      61.3        11.2         (2.7)         69.8
   Accrued liabilities                               83.8         1.7         (2.3)         83.2
   Short-term borrowings                                -       239.1            -         239.1
   Short-term borrowings due from
       other Vectren companies                      147.6        95.4       (156.1)         86.9
   Current maturities of long-term debt              39.8           -            -          39.8
   Long-term debt subject to tender                  26.6           -            -          26.6
-------------------------------------------------------------------------------------------------
       Total current liabilities                    515.6       351.3       (161.1)        705.8
-------------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current maturities &
       debt subject to tender                       492.8       348.4            -         841.2
   Long-term debt due to VUHI                       344.0           -       (344.0)            -
-------------------------------------------------------------------------------------------------
       Total long-term debt-net                     836.8       348.4       (344.0)        841.2
-------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                            174.6        (2.3)           -         172.3
   Deferred credits & other liabilities              80.3         1.9            -          82.2
--------------------------------------------------------------------------------------------------
       Total deferred credits & other
          liabilities                               254.9        (0.4)           -         254.5
--------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
      a Subsidiary                                    0.3           -            -           0.3
Common Shareholder's Equity
   Common stock (no par value)                      461.3       385.7       (461.3)        385.7
   Retained earnings                                341.1       382.4       (341.1)        382.4
   Accumulated other comprehensive income               -         0.5            -           0.5
-------------------------------------------------------------------------------------------------
       Total common shareholder's equity            802.4       768.6       (802.4)        768.6
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY        $ 2,410.0   $ 1,467.9    $(1,307.5)    $ 2,570.4
=================================================================================================

Consolidating Statement of Income for the three months ended June 30, 2003 (in millions):

                                                Subsidiary   Parent
                                                Guarantors   Company   Eliminations   Consolidated
-------------------------------------------     ----------   -------   ------------   ------------
OPERATING REVENUES
   Gas utility                                    $ 165.1     $   -       $   -         $ 165.1
   Electric utility                                  90.2         -           -            90.2
   Other                                                -       6.6        (6.4)            0.2
--------------------------------------------------------------------------------------------------
         Total operating revenues                   255.3       6.6        (6.4)          255.5
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                 104.3         -           -           104.3
   Fuel for electric generation                      20.6         -           -            20.6
   Purchased electric energy                         18.8         -           -            18.8
   Other operating                                   59.8       0.5        (6.4)           53.9
   Depreciation & amortization                       25.6       4.0           -            29.6
   Taxes other than income taxes                     10.7       0.2           -            10.9
-----------------------------------------------------------------------  -------------------------
         Total operating expenses                   239.8       4.7        (6.4)          238.1
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                     15.5       1.9           -            17.4
OTHER INCOME (EXPENSE) - NET
   Equity in losses of consolidated companies           -      (0.1)        0.1               -
   Equity in earnings of unconsolidated
        affiliates                                      -       0.1           -             0.1
   Other - net                                       (0.1)      6.9        (6.6)            0.2
------------------------------------------------------------------------  ------------------------
         Total other income (expense) - net          (0.1)      6.9        (6.5)            0.3
--------------------------------------------------------------------------------------------------
Interest expense                                     15.4       7.1        (6.6)           15.9
-------------------------------------------------------------------------  -----------------------
INCOME BEFORE INCOME TAXES                              -       1.7         0.1             1.8
--------------------------------------------------------------------------------------------------
Income taxes                                          0.1       0.3           -             0.4
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $  (0.1)    $ 1.4       $ 0.1         $   1.4
==================================================================================================


Consolidating Statement of Income for the three months ended June 30, 2002 (in millions):

                                                Subsidiary   Parent
                                                Guarantors   Company  Eliminations  Consolidated
----------------------------------------------  ----------   -------  ------------  ------------
OPERATING REVENUES
   Gas utility                                    $ 140.1    $    -      $   -        $ 140.1
   Electric utility                                 158.9         -          -          158.9
   Other                                                -       5.6       (5.5)           0.1
------------------------------------------------------------------------------------------------
         Total operating revenues                   299.0       5.6       (5.5)         299.1
------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                  82.1         -          -           82.1
   Fuel for electric generation                      19.1         -          -           19.1
   Purchased electric energy                         86.8         -          -           86.8
   Other operating                                   53.8       0.5       (5.5)          48.8
   Depreciation & amortization                       23.9       2.4          -           26.3
   Taxes other than income taxes                     10.2      (0.2)         -           10.0
------------------------------------------------------------------------  ----------------------
         Total operating expenses                   275.9       2.7       (5.5)         273.1
------------------------------------------------------------------------------------------------
OPERATING INCOME                                     23.1       2.9          -           26.0
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated companies         -       7.2       (7.2)             -
   Equity in losses of unconsolidated affiliates        -      (0.4)         -           (0.4)
   Other - net                                        2.2       7.5       (6.0)           3.7
------------------------------------------------------------------------  ----------------------
         Total other income (expense) - net           2.2      14.3      (13.2)           3.3
------------------------------------------------------------------------------------------------
Interest expense                                     15.7       7.6       (6.0)          17.3
------------------------------------------------------------------------  ----------------------
INCOME BEFORE INCOME TAXES                            9.6       9.6       (7.2)          12.0
------------------------------------------------------------------------------------------------
Income taxes                                          2.4       0.9          -            3.3
------------------------------------------------------------------------------------------------
NET INCOME                                        $   7.2     $ 8.7     $ (7.2)       $   8.7
================================================================================================

Consolidating Statement of Income for the six months ended June 30, 2003 (in millions):

                                              Subsidiary   Parent
                                              Guarantors   Company  Eliminations  Consolidated
-------------------------------------------   ----------   -------  ------------  ------------
OPERATING REVENUES
   Gas utility                                  $ 674.6     $    -     $    -        $ 674.6
   Electric utility                               209.6          -          -          209.6
   Other                                              -       13.2      (12.8)           0.4
----------------------------------------------------------------------------------------------
         Total operating revenues                 884.2       13.2      (12.8)         884.6
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                               469.4          -          -          469.4
   Fuel for electric generation                    41.4          -          -           41.4
   Purchased electric energy                       59.2          -          -           59.2
   Other operating                                122.5        0.8      (12.8)         110.5
   Depreciation & amortization                     50.9        7.5          -           58.4
   Taxes other than income taxes                   32.1        0.5          -           32.6
-------------------------------------------------------------------------   ------------------
         Total operating expenses                 775.5        8.8      (12.8)         771.5
----------------------------------------------------------------------------------------------
OPERATING INCOME                                  108.7        4.4          -          113.1
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated companies         -       48.4      (48.4)             -
   Equity in losses of unconsolidated
        affiliates                                    -       (0.4)         -           (0.4)
   Other - net                                      0.3       11.7      (13.3)          (1.3)
-------------------------------------------------------------------------   ------------------
         Total other income (expense) - net         0.3       59.7      (61.7)          (1.7)
----------------------------------------------------------------------------------------------
Interest expense                                   30.9       14.8      (13.3)          32.4
-------------------------------------------------------------------------   ------------------
INCOME BEFORE INCOME TAXES                         78.1       49.3      (48.4)          79.0
----------------------------------------------------------------------------------------------
Income taxes                                       29.7        0.6          -           30.3
----------------------------------------------------------------------------------------------
NET INCOME                                      $  48.4     $ 48.7     $(48.4)       $  48.7
==============================================================================================

Consolidating Statement of Income for the six months ended June 30, 2002 (in millions):

                                                 Subsidiary   Parent
                                                 Guarantors   Company  Eliminations  Consolidated
----------------------------------------------   ----------   -------  ------------  ------------
OPERATING REVENUES
   Gas utility                                     $ 498.2     $    -     $    -        $ 498.2
   Electric utility                                  285.7          -          -          285.7
   Other                                                 -       11.2      (11.0)           0.2
-------------------------------------------------------------------------------------------------
         Total operating revenues                    783.9       11.2      (11.0)         784.1
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                  312.6          -          -          312.6
   Fuel for electric generation                       36.9          -          -           36.9
   Purchased electric energy                         146.5          -          -          146.5
   Other operating                                   110.6        0.5      (11.0)         100.1
   Depreciation & amortization                        47.5        5.6          -           53.1
   Taxes other than income taxes                      28.2       (0.1)         -           28.1
-------------------------------------------------------------------------------------------------
         Total operating expenses                    682.3        6.0      (11.0)         677.3
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                     101.6        5.2          -          106.8
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated companies          -       48.7      (48.7)             -
   Equity in losses of unconsolidated affiliates         -       (0.5)         -           (0.5)
   Other - net                                         4.0       14.0      (12.2)           5.8
-------------------------------------------------------------------------------------------------
         Total other income (expense) - net            4.0       62.2      (60.9)           5.3
-------------------------------------------------------------------------------------------------
Interest expense                                      31.6       15.5      (12.2)          34.9
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            74.0       51.9      (48.7)          77.2
-------------------------------------------------------------------------------------------------
Income taxes                                          25.3        1.2          -           26.5
-------------------------------------------------------------------------------------------------
NET INCOME                                         $  48.7     $ 50.7     $(48.7)       $  50.7
=================================================================================================

Consolidating Statement of Cash Flows for the six months ended June 30, 2003 (in millions):

                                                    Subsidiary   Parent
                                                    Guarantors   Company  Eliminations  Consolidated
----------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES             $ 170.2     $ 16.4     $    -        $ 186.6
----------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
  Requirements for:
     Retirement of long-term debt, including
         premiums paid                                 (40.9)         -          -          (40.9)
     Dividends on common stock                         (36.4)     (36.2)      36.4          (36.2)
     Redemption of preferred stock of
         subsidiary                                     (0.1)         -          -           (0.1)
  Net change in short-term borrowings,
         including to other Vectren companies           14.2        1.9      (22.5)          (6.4)
----------------------------------------------------------------------------------------------------
     Net cash flows required for financing
         activities                                    (63.2)     (34.3)      13.9          (83.6)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions                 -       36.4      (36.4)             -
     Unconsolidated affiliate distributions                -        0.1          -            0.1
  Requirements for:
     Capital expenditures, excluding AFUDC-equity      (98.4)      (4.8)         -         (103.2)
     Unconsolidated affiliate and other investments        -       (1.1)         -           (1.1)
  Net change in notes receivable to other Vectren
         companies                                      (9.4)     (13.1)      22.5              -
----------------------------------------------------------------------------------------------------
     Net cash flows from (required for) investing
         activities                                   (107.8)      17.5      (13.9)        (104.2)
----------------------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                 (0.8)      (0.4)         -           (1.2)
Cash & cash equivalents at beginning of period          10.2        0.3          -           10.5
----------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period            $    9.4     $ (0.1)    $    -        $   9.3
====================================================================================================

Consolidating Statement of Cash Flows for the six months ended June 30, 2002 (in millions):

                                                   Subsidiary  Parent
                                                   Guarantors  Company  Eliminations  Consolidated
------------------------------------------------   ----------  -------  ------------  ------------
NET CASH FLOWS FROM (REQUIRED FOR)
OPERATING ACTIVITIES                                 $ 265.5    $(13.6)     $   -        $ 251.9
--------------------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
  Requirements for:
     Retirement of long-term debt, including
          premiums paid                                 (6.3)        -          -           (6.3)
     Dividends on common stock                         (36.6)    (34.0)      36.6          (34.0)
     Redemption of preferred stock of subsidiary        (0.2)        -          -           (0.2)
  Net change in short-term borrowings, including
     to other Vectren companies                       (103.2)    (84.8)      50.0         (138.0)
--------------------------------------------------------------------------------------------------
     Net cash flows required for financing
          activities                                  (146.3)   (118.8)      86.6         (178.5)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions                 -      36.6      (36.6)             -
     Notes receivable and other collections              1.4       9.0          -           10.4
  Requirements for:
     Capital expenditures, excluding AFUDC-equity      (69.7)    (11.7)         -          (81.4)
     Unconsolidated affiliate investments                  -      (1.0)         -           (1.0)
  Net change in intercompany notes receivable          (52.3)    102.3      (50.0)             -
--------------------------------------------------------------------------------------------------
     Net cash flows from (required for) investing
          activities                                  (120.6)    135.2      (86.6)         (72.0)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents      (1.4)      2.8          -            1.4
Cash & cash equivalents at beginning of period           7.0      (1.7)         -            5.3
--------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period             $   5.6    $  1.1      $   -        $   6.7
==================================================================================================

6.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $16.9 million and $16.2 million, respectively, for the three months ended June 30, 2003 and 2002 and $34.6 million and $33.6 million, respectively, for the six months ended June 30, 2003 and 2002.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2003 and 2002, totaled $19.1 million and $15.0 million, respectively, and $38.3 million and $28.2 million, respectively, for the six months ended June 30, 2003 and 2002.

Stock-Based Incentive Plans
VUHI does not have stock-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's stock-based compensation plans.

7.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and quarterly results issued in 2002. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and is providing information in response to their requests.

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

The IURC has issued orders that approve:
o the Company's proposed project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is in service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through June 30, 2003, $102.8 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses are expected to commence later in 2003 when the Culley SCR is operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit was filed in the U.S. District Court for the Southern District of Indiana. The USEPA alleged that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleged that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3. The USEPA also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced a proposed agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. SIGECO anticipates that the Court will enter the consent decree.

Under the terms of the proposed agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the proposed agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this proposed agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the proposed agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December of 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June of 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the proposed settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the proposed settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

9.   Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to an application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts pursuant to an automatic adjustment procedure. The application is pending before the PUCO and, if granted, will enable VEDO to better match revenues with costs associated with fulfilling its obligation to serve customers who are unable to pay their bills. Presently, the amount provided for in VEDO's base rates is not adequate to cover the total expenses relating to uncollectible accounts. The actual positive impact of the tariff mechanism will vary with the as-billed price of natural gas and the number of customers who are unable to pay their bills. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter concerns the requirement in Ohio that gas utilities, including VEDO, undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, on or about August 15, 2003, a third-party consulting firm engaged by the Staff of the PUCO, is scheduled to conclude an audit report to be filed with the PUCO. The audit report will provide the results of that firm's review of VEDO's gas acquisition practices for the biannual period commencing November 1, 2000 (the first day of operations by VEDO) through October 31, 2002. The audit will provide the initial opportunity, in the context of a PUCO GCR proceeding, for a review of the portfolio administration arrangement between VEDO and ProLiance Energy, LLC. Similar arrangements for the Company's other utility subsidiaries, Indiana Gas and SIGECO, were previously reviewed and approved by the IURC. VEDO's prior gas acquisition practices may be challenged in the audit report, including VEDO's relationship with ProLiance, and, as a result, a gas cost disallowance may be recommended. Should such a challenge be made, then, by the first of September 2003, VEDO would file its response. If a hearing is necessary, the earliest it could occur would be mid-September 2003. After that hearing, the PUCO would consider all of the evidence on the matter and make a determination on the merits. Throughout this process VEDO could, and likely would, endeavor to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. The Company believes that VEDO's gas acquisition practices that are the subject of the audit were reasonable. If a challenge is made with respect to VEDO's gas acquisition practices during the audit period and that challenge was adopted by the PUCO, the Company believes that it would not be reasonably likely to have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

10.  Impact of Recently Issued Accounting Guidance

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of June 30, 2003 and December 31, 2002 such removal costs approximated $385 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption will not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

11.  Segment Reporting

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

Following is information regarding the Company's segments' operating data.

                                     Three Months           Six Months
                                    Ended June 30,        Ended June 30,
                                  ------------------    ------------------
In millions                         2003       2002       2003       2002
-------------------------------   -------    -------    -------    -------
Operating Revenues
  Gas Utility Services            $ 165.1    $ 140.1    $ 674.6    $ 498.2
  Electric Utility Services          90.2      158.9      209.6      285.7
  Corporate & Other                   6.6        5.6       13.2       11.2
  Intersegment Eliminations          (6.4)      (5.5)     (12.8)     (11.0)
--------------------------------------------------------------------------
      Total operating revenues    $ 255.5    $ 299.1    $ 884.6    $ 784.1
==========================================================================

Operating Income
  Gas Utility Services            $   0.2    $   4.7    $  69.5    $  66.8
  Electric Utility Services          15.3       18.4       39.2       34.8
  Corporate & other                   1.9        2.9        4.4        5.2
--------------------------------------------------------------------------
         Total operating income   $  17.4    $  26.0    $ 113.1    $ 106.8
==========================================================================

Following is the Company's segments' identifiable assets.

                                   June 30,  December 31,
In millions                         2003         2002
---------------------------------------------------------
Total Assets
  Gas Utility Services            $ 1,413.8   $ 1,555.1
  Electric Utility Services           871.7       860.9
  Corporate & Other                   151.3       171.6
  Eliminations                        (28.0)      (17.2)
---------------------------------------------------------
      Total Assets                $ 2,408.8   $ 2,570.4
=========================================================

12. Subsequent Events

Debt Issuance
In July 2003, the Company issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche are 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche are 15-year notes due August 2018 with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

The notes are jointly and severally guaranteed by the Company's three public utilities. In addition, they have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by the Company, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2013 Notes and 25 basis points for the 2018 Notes.

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the Company receiving $5.7 million. The value received will be amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million.

Vectren Equity Issuance
In August 2003, Vectren completed a public offering of 6.5 million shares of its common stock, which was priced at $22.81 per share to yield total gross proceeds $148.3 million. Vectren also has granted the underwriters a 30-day option to purchase up to an additional 975,000 shares of its common stock at the public offering price to cover over-allotments, if any. The public offering of the shares closed on August 13, 2003 with net proceeds of approximately $143 million proceeds (excluding any over-allotment option). Vectren intends to contribute the net proceeds to VUHI.

SIGECO and Indiana Gas Debt Call
In August 2003, the Company initiated steps to call two first mortgage bonds outstanding at SIGECO and a senior unsecured note outstanding at Indiana Gas. The first SIGECO bond has a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and may be redeemed at 103.745% of its stated principal amount. The second SIGECO bond has a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and may be redeemed at 103.763% of the stated principal amount. The Indiana Gas note has a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and may be redeemed at the principal amount. These transactions are expected to take place in September 2003. Pursuant to regulatory authority, the premium paid to retire the net carrying value of these notes will be deferred as a regulatory asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc.(VEDO), a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                       Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and six months ended June 30, 2002 by $2.1 million after tax and $1.7 million after tax, respectively.

In addition, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported earnings by $1.7 million after tax for the three months ended June 30, 2002 and $2.7 million after tax for the six months ended June 30, 2002.

Note 3 to the consolidated condensed financial statements includes a summary of the effects of the reorganization due to the transfer of assets and restatement on previously reported results of operations. The results of operations give effect to these restatements.

Net Income
For the three months ended June 30,
2003, net income was $1.4 million compared to net income of $8.7 million, for the same period last year. For the six months ended June 30, 2003, earnings were $48.7 million compared to $50.7 million for the same period in 2002.

The 2003 second quarter results declined an estimated $5.4 million as compared to the same period in 2002 due primarily to milder weather affecting both heating and cooling sales and the write-off of an investment. Heating weather experienced in the second quarter 2003 was 9% warmer than the same period last year and cooling sales were reduced by weather 51% milder than the same period in 2002. The estimated quarter over quarter impact of milder weather was $4.3 million after tax.

The 2003 results include the write-off of the Company's investment in BABB International, Inc. (BABB), an entity that processes fly ash into building materials. Charges of $1.9 million, pre-tax and $2.0 million, pre-tax were recorded in the second and first quarters, respectively, of 2003. The write-off reduced net income for the second quarter by $1.1 million and the first six months by $2.3 million.

Year to date earnings in 2003 were primarily driven by weather that on the year was favorably impacted by an estimated $5.4 million after tax compared to last year and increased wholesale and other margins, offset by the BABB investment write-off and increased other operating costs.

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas utility margin by customer type and separated between volumes sold and transported follows:

                                     Three Months              Six Months
                                    Ended June 30,           Ended June 30,
                                  ------------------      --------------------
In millions                        2003        2002         2003         2002
-----------------------------     ------------------      --------------------
Residential                       $ 38.7      $ 34.9      $ 132.5      $ 119.8
Commercial                          10.0        13.7         42.5         40.6
Contract                             8.8         8.6         24.4         23.6
Other                                3.3         0.8          5.8          1.6
------------------------------------------------------------------------------
    Total gas utility margin      $ 60.8      $ 58.0      $ 205.2      $ 185.6
==============================================================================

Volumes in MMDth
  Sold                              14.6        15.9         78.5         67.6
  Transported                       17.6        19.3         45.8         46.2
------------------------------------------------------------------------------
    Total throughput                32.2        35.2        124.3        113.8
==============================================================================

Gas margins were $60.8 million, an increase of $2.8 million over the same quarter in 2002. The increase is primarily due to increased late payment charges, an increase in Ohio's percent of income payment plan (PIPP) rate recovery rider, recovery of Ohio customer choice implementation costs, recovery of gross receipts and excise taxes on higher gas costs, and other items. The increase was partially offset by heating weather which was normal and 9% warmer than the prior year period. The estimated quarter over quarter impact of the warmer weather on gas utility margins was a decrease of approximately $3.3 million. Weather and an overall decline in customer usage were the primary factors resulting in the 8% decrease in throughput.

Gas margins were $205.2 million, an increase of $19.6 million over the first six months of 2002. It is estimated that weather, 17% colder than the prior year and 7% colder than normal, contributed $12.0 million to the increased margin. The remaining $7.6 million increase is primarily attributable to gross receipts and excise taxes, increased late payment fees, and recovery of Ohio customer choice implementation costs. The colder weather is the primary reason for the 9% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The total average cost per dekatherm of gas purchased for the three and six months ended June 30, 2003, was $6.48 and $6.51, respectively, compared to $4.46 for both periods in 2002.

Electric Utility Margin
Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                       Three Months               Six Months
                                      Ended June 30,            Ended June 30,
                                    -------------------       -----------------
In millions                           2003        2002         2003       2002
---------------------------------   -------------------       -----------------
Retail & firm wholesale              $ 46.9      $ 51.0       $ 96.9     $ 99.2
Non-firm wholesale                      3.9         2.0         12.1        3.1
-------------------------------------------------------------------------------
    Total electric utility margin    $ 50.8      $ 53.0       $109.0     $102.3
===============================================================================
Non-firm wholesale margin:
Realized margin                      $  4.0      $  2.0       $ 11.3     $  6.0
Mark-to-market gains (losses)          (0.1)           -         0.8       (2.9)

Electric margins were $50.8 million, a decrease of $2.2 million compared to the second quarter of 2002. The decrease in electric margin was due primarily to the effect of milder cooling weather which was 43% cooler than normal and 51% cooler than last year, offset by increased margins from wholesale power activities. The estimated quarter over quarter decrease as a result of the milder weather on electric utility margins was approximately $3.9 million. As a result of the mild weather, volumes sold to retail and firm wholesale customers decreased 7% from
1.49 GWh in 2002 to 1.39 GWh in 2003. Non-firm wholesale electric utility margins increased $1.9 million to $3.9 million in 2003 compared to 2002.

Electric margins were $109.0 million, an increase of $6.7 million over the first six months of 2002 primarily due to increased non-firm wholesale power activity resulting from price volatility, offset by lower retail sales due to milder cooling weather. As a result of the mild weather which was 44% cooler than normal and 51% cooler than last year, volumes sold to retail and firm wholesale customers decreased 3% from 2.89 GWh in 2002 to 2.81 GWh in 2003 with an estimated margin decrease of $2.9 million. Non-firm wholesale margins were $12.1 million, an increase of $9.0 million over 2002.

Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. For the three months ended June 30, 2003, volumes sold into the wholesale market were 0.58 GWh compared to 3.17 GWh in 2002 while volumes purchased from the wholesale market were 1.23 GWh in 2003 compared to
3.16 GWh in 2002. For the six months ended June 30, 2003 volumes sold into the wholesale market were 2.02 GWh compared to 5.63 GWh in 2002 while volumes purchased from the wholesale market were 2.48 GWh in 2003 compared to 5.49 GWh in 2002. A portion of volumes purchased in the wholesale market is used to serve retail and firm wholesale customers. In 2003, greater amounts of purchased power have been required for native load due to scheduled outages and installation of NOx equipment. While volumes both sold and purchased in the wholesale market have decreased during 2003, which has resulted in decreased electric revenues and purchased power, margins increased as noted above primarily from price volatility.

Utility Group Operating Expenses

Other Operating
For the three and six months ended June 30, 2003, other operating expenses increased $5.1 million and $10.4 million, respectively, compared to the same periods in the prior year. The increased expenses were principally due to higher uncollectible accounts expenses, the timing of electric plant maintenance expenditures, and other costs such as PIPP and Ohio customer choice costs that are recovered through margins. Year-to-date uncollectible accounts expense has increased $2.7 million compared to the prior year.

Depreciation & Amortization
For the three and six months ended June 30, 2003, depreciation and amortization increased $3.3 million and $5.3 million, respectively, due to additions to utility plant. Since June 30, 2002, the Company has placed into service over $100 million in utility plant including a new gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, and other upgrades to existing transmission and distribution facilities.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2003, taxes other than income taxes increased $0.9 million and $4.5 million, respectively, compared to the prior year. The increase results from higher utility receipts and excise taxes as a result of higher gas prices and for the year to date period more volumes sold.

Utility Group Other Income (Expense)-Net

For the three and six months ended June 30, 2003, other income (expense)-net decreased $3.0 million and $7.0 million, respectively, compared to the prior year. The decreases are primarily the result of the write-off of the BABB investment ($1.9 million for the quarter and $3.9 million for the year to date). The remaining decreases result principally from sales of emission allowances and other assets in the second quarter of 2002 totaling $1.8 million. Year to date results are also affected by contributions of $1.2 million made in 2003 to low income customer assistance programs resulting from the ProLiance settlement previously approved by the IURC.

Utility Group Interest Expense

For the three and six months ended June 30, 2003, interest expense decreased $1.4 million and $2.5 million, respectively, when compared to the same periods last year. The decreases result primarily from lower interest rates. This was partially offset by higher outstanding balances due primarily to funding of capital expenditures and increased working capital requirements resulting from the higher gas prices experienced during late 2002 and 2003.

Utility Group Income Tax

For the three months ended June 30, 2003, federal and state income taxes decreased $2.9 million and for the six months ended June 30, 2003 increased $3.8 million when compared to 2002. The changes are primarily due to fluctuations in pre-tax income. Year to date, the effective tax rate increased from 34.3% in 2002 to 38.4% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

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

The IURC has issued orders that approve:
o the Company's proposed project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through June 30, 2003, $102.8 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of such expenses is expected to commence later in 2003 when the Culley SCR is placed into service. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit was filed in the U.S. District Court for the Southern District of Indiana. The USEPA alleged that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleged that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3. The USEPA also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced a proposed agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. SIGECO anticipates that the Court will enter the consent decree.

Under the terms of the proposed agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the proposed agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this proposed agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the proposed agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December of 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June of 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the proposed settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the proposed settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program. In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow-up reviews have recently been initiated by the Company to confirm that the sites continue to pose no such risk.

Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to an application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts pursuant to an automatic adjustment procedure. The application is pending before the PUCO and, if granted, will enable VEDO to better match revenues with costs associated with fulfilling its obligation to serve customers who are unable to pay their bills. Presently, the amount provided for in VEDO's base rates is not adequate to cover the total expenses relating to uncollectible accounts. The actual positive impact of the tariff mechanism will vary with the as-billed price of natural gas and the number of customers who are unable to pay their bills. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter concerns the requirement in Ohio that gas utilities, including VEDO, undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, on or about August 15, 2003, a third-party consulting firm engaged by the Staff of the PUCO, is scheduled to conclude an audit report to be filed with the PUCO. The audit report will provide the results of that firm's review of VEDO's gas acquisition practices for the biannual period commencing November 1, 2000 (the first day of operations by VEDO) through October 31, 2002. The audit will provide the initial opportunity, in the context of a PUCO GCR proceeding, for a review of the portfolio administration arrangement between VEDO and ProLiance Energy, LLC. Similar arrangements for the Company's other utility subsidiaries, Indiana Gas and SIGECO, were previously reviewed and approved by the IURC. VEDO's prior gas acquisition practices may be challenged in the audit report, including VEDO's relationship with ProLiance, and, as a result, a gas cost disallowance may be recommended. Should such a challenge be made, then, by the first of September 2003, VEDO would file its response. If a hearing is necessary, the earliest it could occur would be mid-September 2003. After that hearing, the PUCO would consider all of the evidence on the matter and make a determination on the merits. Throughout this process VEDO could, and likely would, endeavor to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. The Company believes that VEDO's gas acquisition practices that are the subject of the audit were reasonable. If a challenge is made with respect to VEDO's gas acquisition practices during the audit period and that challenge was adopted by the PUCO, the Company believes that it would not be reasonably likely to have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

     United States Securities and Exchange Commission (SEC) Informal Inquiry

As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and quarterly results issued in 2002. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and is providing information in response to their requests.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption will not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

                               Financial Condition

Within Vectren's consolidated group, VUHI funds short-term and long-term financing needs of the utility group operations. Vectren does not guarantee VUHI's debt. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 5 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at June 30, 2003 totaled $350.0 million and $318.6 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at June 30, 2003 are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt at June 30, 2003 are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt at June 30, 2003 are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. In July 2003, Standard and Poor's reaffirmed its ratings, and Moody's reaffirmed its ratings on VUHI's senior unsecured debt. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 47% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at June30, 2003 and December 31, 2002, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, additional permanent financing will be required due to significant capital expenditures for NOx compliance equipment at SIGECO and plans to further strengthen the Company's capital structure and the capital structures of the Company's utility subsidiaries. These plans include the issuance of new equity to Vectren, the issuance of additional long-term debt and the calling of certain long-term debt at SIGECO and Indiana Gas. In April 2003, the Company filed with the SEC a registration statement, as amended, to issue a maximum of $200 million in debt securities. The registration statement was declared effective on June 27, 2003. Subsequent to June 30, 2003, the Company initiated these transactions as more fully described below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the six months ended June, 2003 and 2002 was $186.6 million and $251.9 million, respectively. The decrease of $65.3 million is primarily the result of more favorable changes in working capital accounts occurring in 2002 due to a return to lower gas prices in that year, offset by increased earnings before non-cash charges in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $83.6 million for the six months ended June 30, 2003 includes $47.3 million in payments to decrease borrowings outstanding and increased common stock dividends compared to 2002. In 2002, higher operating cash flow was used to repay $144.3 million in borrowings.

Financing Transactions
In January, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. The total amount paid on redemption was $24.9 million. Pursuant to regulatory authority the premium paid was deferred as a regulatory asset. Also in January, 2003, other debt of Indiana Gas totaling $15.0 million and of SIGECO totaling $1.0 million was paid as scheduled.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as long-term debt subject to tender. During the second quarter, the Company re-marketed those bonds on a long-term basis and has therefore reclassified them as long-term debt at June 30, 2003.

Financing Activity Subsequent to June 30, 2003
With respect to the permanent financing strategy discussed above, the Company initiated the following transactions subsequent to June 30, 2003.

Debt Issuance
Subsequent to June 30, 2003, VUHI issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche are 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche are 15-year notes due August 2018 with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

The notes are jointly and severally guaranteed by the Company's three public utilities. In addition, they have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by the Company, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2013 Notes and 25 basis points for the 2018 Notes.

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the Company receiving $5.7 million. The value received will be amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million.

Vectren Equity Issuance
In August 2003, Vectren completed a public offering of 6.5 million shares of its common stock, which was priced at $22.81 per share to yield total gross proceeds $148.3 million. Vectren also has granted the underwriters a 30-day option to purchase up to an additional 975,000 shares of its common stock at the public offering price to cover over-allotments, if any. The public offering of the shares closed on August 13, 2003 with net proceeds of approximately $143 million (excluding any over-allotment option). Vectren intends to contribute the net proceeds to VUHI.

SIGECO and Indiana Gas Debt Call
In August 2003, the Company initiated steps to call two first mortgage bonds outstanding at SIGECO and a senior unsecured note outstanding at Indiana Gas. The first SIGECO bond has a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and may be redeemed at 103.745% of its stated principal amount. The second SIGECO bond has a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and may be redeemed at 103.763% of the stated principal amount. The Indiana Gas note has a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and may be redeemed at the principal amount. These transactions are expected to take place in September 2003. Pursuant to regulatory authority, the premium paid to retire the net carrying value of these notes will be deferred as a regulatory asset.

Investing Cash Flow

Cash required for investing activities of $104.2 million for the six months ended June 30, 2003 includes $103.2 million of requirements for capital expenditures. Investing activities for 2002 were $72.0 million. The increase occurring in 2003 is principally the result of additional capital expenditures, principally for the NOx project and implementation of choice programs in Ohio, and payments to other Vectren subsidiaries for the transfer of assets. In addition, in 2002 proceeds were received from the sale of assets and from the collection of notes receivable from other Vectren companies.

Available Sources of Liquidity

At June 30, 2003, the Company has $371 million of short-term borrowing capacity, of which approximately $51 million is available.

Planned Capital Expenditures & Investments

Capital expenditures for the remainder to 2003 are estimated to be approximately $150 million.

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

o Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

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

The Company also executes derivative contracts in the normal course of operations while buying and selling commodities and other fungible goods to be used in operations and while optimizing generation assets. The Company does not execute derivative contracts it designates as trading.

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the VUHI 2002 Form 10-K/A and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-15(e) and 15d-15(e), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal control over financial reporting is defined by the SEC in Final Rule:
Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. The final rule defines internal control over financial reporting as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Certifications
31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b)  Reports On Form 8-K During The Last Calendar Quarter
On April 25, 2003, VUHI filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding its results of operations, for the three and twelve month periods ended March 31, 2003. The financial information was released to the public through this filing.
         Item 12. Results of Operations and Financial Condition
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation Reports 1st Quarter
                    2003 Increase
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On June 9, 2003, VUHI filed a Current Report on Form 8-K with respect a proposed agreement between Southern Indiana Gas and Electric Company, a wholly-owned subsidiary, the U.S. Department of Justice, and the U.S. Environmental Protection Agency that would lead to further improvements in air quality and resolve the government's pending Clean Air Act claims against SIGECO.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren subsidiary reaches agreement with
                    Department of Justice, EPA
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On June 30, 2003, VUHI filed a Current Report on Form 8-K to announce 1) on June 26, 2003, its revolving credit facility was renewed and 2) on June 27, 2003, a registration statement, originally filed on March 31, 2003, was declared effective.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Renews Credit Facility and
                    Announces Effectiveness of Registration Statement
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

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


                                      VECTREN UTILITY HOLDINGS, INC.
                                      ------------------------------
                                              Registrant




August 14, 2003                       /s/Jerome A. Benkert, Jr.
                                      -------------------------
                                      Jerome A. Benkert, Jr.
                                      Executive Vice President &
                                      Chief Financial Officer
                                      (Principal Financial Officer)



                                      /s/M. Susan Hardwick
                                      --------------------------
                                      M. Susan Hardwick
                                      Vice President & Controller
                                      (Principal Accounting Officer)