Form 10-Q
period 2003-09-30
VECTREN UTILITY HOLDINGS INC
filed 2003-11-13
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

                         VECTREN UTILITY HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             INDIANA                                     35-2104850
----------------------------------                  -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value              10             October 31, 2003
 -------------------------------       ----------------      ----------------
              Class                    Number of Shares             Date

                                Table of Contents
Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1   Financial Statements (Unaudited)
      Vectren Utility Holdings, Inc. and Subsidiary Companies
         Consolidated Condensed Balance Sheets                            1-2
         Consolidated Condensed Statements of Income                       3
         Consolidated Condensed Statements of Cash Flows                   4
      Notes to Unaudited Consolidated Condensed Financial Statements      5-19
  2   Management's Discussion and Analysis of Results of Operations
      and Financial Condition                                            20-31
  3   Quantitative and Qualitative Disclosures About Market Risk          32
  4   Controls and Procedures                                             32

                           PART II. OTHER INFORMATION
  1   Legal Proceedings                                                   33
  6   Exhibits and Reports on Form 8-K                                   33-34
      Signatures                                                          35


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

-----------------------------------------------------------------------------
                                              September 30,      December 31,
                                                  2003               2002
-----------------------------------------     -------------      ------------
                ASSETS                                           As Restated,
                ------                                            See Note 3
                                                                 ------------
Current Assets
   Cash & cash equivalents                     $     4.6          $    10.5
   Accounts receivable-less reserves of
       $4.9 & $5.5, respectively                    70.4              131.9
   Receivables due from other Vectren
       companies                                     4.6               56.3
   Accrued unbilled revenues                        37.6              112.7
   Inventories                                      47.7               56.0
   Recoverable fuel & natural gas costs             31.5               22.1
   Prepayments & other current assets              160.8               86.5
-----------------------------------------------------------------------------
       Total current assets                        357.2              476.0
-----------------------------------------------------------------------------

Utility Plant
  Original cost                                  3,178.5            3,037.2
  Less:  accumulated depreciation &
      amortization                               1,456.8            1,389.0
-----------------------------------------------------------------------------
       Net utility plant                         1,721.7            1,648.2
-----------------------------------------------------------------------------

Investments in Unconsolidated Affiliates             1.8                2.4
Other Investments                                   19.9               21.9
Non-Utility Property-Net                           134.2              139.2
Goodwill-Net                                       202.2              202.2
Regulatory Assets                                   84.7               75.2
Other Assets                                         3.9                5.3
-----------------------------------------------------------------------------
TOTAL ASSETS                                   $ 2,525.6          $ 2,570.4
=============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

------------------------------------------------------------------------------
                                                September 30,     December 31,
                                                    2003              2002
--------------------------------------------    --------------    ------------

    LIABILITIES & SHAREHOLDER'S EQUITY                            As Restated,
    ----------------------------------                             See Note 3
                                                                  ------------
Current Liabilities
   Accounts payable                              $    37.7         $    74.8
   Accounts payable to affiliated companies           48.2              85.6
   Accounts payable due to other Vectren
       companies                                      15.5              69.8
   Accrued liabilities                                90.4              83.2
   Short-term borrowings                             143.5             239.1
   Short-term borrowings due to other
       Vectren companies                                 -              86.9
   Current maturities of long-term debt                  -              39.8
   Long-term debt subject to tender                   10.0              26.6
------------------------------------------------------------------------------
        Total current liabilities                    345.3             705.8
-------------------------------------------------------------------------------

Long-term Debt-Net of Current Maturities &
   Debt Subject to Tender                            978.8             841.2

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                             189.2             172.3
   Deferred credits & other liabilities               82.3              82.2
------------------------------------------------------------------------------
        Total deferred credits & other
            liabilities                              271.5             254.5
------------------------------------------------------------------------------
Commitments & Contingencies (Notes 8, 9, & 10)

Cumulative, Redeemable Preferred Stock
      of a Subsidiary                                  0.2               0.3

Common Shareholder's Equity
   Common stock (no par value)                       553.2             385.7
   Retained earnings                                 376.6             382.4
   Accumulated other comprehensive income                -               0.5
------------------------------------------------------------------------------
        Total common shareholder's equity            929.8             768.6
------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY         $ 2,525.6         $ 2,570.4
==============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)

-----------------------------------------------------------------------------------------
                                                Three Months             Nine Months
                                             Ended September 30,     Ended September 30,
                                            ---------------------- ----------------------
                                              2003       2002        2003         2002
---------------------------------------     ---------------------- ----------------------
                                                      As Restated,            As Restated,
                                                       See Note 3              See Note 3
                                                      ------------            -----------
OPERATING REVENUES
   Gas utility                              $ 115.7     $ 88.5     $  790.3     $  586.7
   Electric utility                           134.0      189.6        343.6        475.3
   Other                                        0.2          -          0.6          0.2
-----------------------------------------------------------------------------------------
        Total operating revenues              249.9      278.1      1,134.5      1,062.2
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            72.0       45.7        541.4        358.3
   Fuel for electric generation                24.9       22.8         66.3         59.7
   Purchased electric energy                   42.6       93.0        101.8        239.5
   Other operating                             51.4       49.0        161.9        149.1
   Depreciation & amortization                 30.4       27.8         88.8         80.9
   Taxes other than income taxes                9.2        9.5         41.8         37.6
-----------------------------------------------------------------------------------------
        Total operating expenses              230.5      247.8      1,002.0        925.1
-----------------------------------------------------------------------------------------
OPERATING INCOME                               19.4       30.3        132.5        137.1
OTHER INCOME (EXPENSE)-NET
   Equity in earnings (losses) of
     unconsolidated affiliates                 (0.1)      (0.4)        (0.5)        (0.9)
   Other-net                                    2.3        0.7          1.0          6.5
-----------------------------------------------------------------------------------------
        Total other income (expense)-net        2.2        0.3          0.5          5.6
-----------------------------------------------------------------------------------------
Interest expense                               17.1       16.9         49.5         51.8
-----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      4.5       13.7         83.5         90.9
-----------------------------------------------------------------------------------------
Income taxes                                    2.1        4.7         32.4         31.2
-----------------------------------------------------------------------------------------
NET INCOME                                  $   2.4     $  9.0     $   51.1     $   59.7
=========================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

--------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                 2003         2002
----------------------------------------------------------------  --------------------
                                                                          As Restated,
                                                                           See Note 3
                                                                          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  51.1       $  59.7
   Adjustments to reconcile net income to cash
          from operating activities:
       Depreciation & amortization                                88.8          80.9
       Deferred income taxes & investment tax credits             17.4          (4.2)
       Equity in losses of unconsolidated affiliates               0.5           0.9
       Net unrealized (gain) loss on derivative instruments        0.4           3.2
       Pension and postretirement expense                          4.4           4.8
       Other non-cash charges- net                                13.8           5.5
       Changes in working capital accounts:
           Accounts receivable, including to Vectren
              companies & accrued unbilled revenue               178.5         105.0
           Inventories                                             8.3           2.6
           Recoverable fuel & natural gas costs                   (9.4)         29.5
           Prepayments & other current assets                    (80.7)        (18.7)
           Accounts payable, including to Vectren
              companies & affiliated companies                  (128.8)        (45.8)
           Accrued liabilities                                     3.7          35.6
       Changes in other noncurrent assets                         (3.3)          0.5
       Changes in other noncurrent liabilities                    (3.4)         (3.7)
--------------------------------------------------------------------------------------
           Net cash flows from operating activities              141.3         255.8
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from:
       Long-term debt issuance - net of issue costs
          & hedging proceeds                                     202.9             -
       Additional capital contribution                           167.5             -
   Requirements for:
       Retirement of long-term debt, including
           premiums paid                                        (121.9)         (6.4)
       Dividends to parent                                       (56.9)        (51.8)
       Redemption of preferred stock of subsidiary                (0.1)         (0.2)
       Other financing activities                                 (1.7)            -
   Net change in short-term borrowings, including
         to other Vectren companies                             (182.5)        (68.3)
--------------------------------------------------------------------------------------
           Net cash flows from financing activities                7.3        (126.7)
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from:
       Unconsolidated affiliate distributions                      0.1             -
       Notes receivable, including notes from other
           Vectren companies & other collections                     -          10.4
   Requirements for:
       Capital expenditures, excluding AFUDC-equity             (153.5)       (128.2)
       Unconsolidated affiliate and other investments             (1.1)         (5.9)
--------------------------------------------------------------------------------------
           Net cash flows from investing activities             (154.5)       (123.7)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents                (5.9)          5.4
Cash & cash equivalents at beginning of period                    10.5           5.3
--------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                       $   4.6       $  10.7
======================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000, to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities.

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

Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and nine months ended September 30, 2002, by $0.4 million after tax and $2.1 million after tax, respectively.

In the second quarter of 2002, the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for demand side management (DSM) programs pursuant to existing IURC orders and based on an improved regulatory environment. Subsequently, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholders' equity as of January 1, 2000. The Company also identified other adjustments for various reconciliation errors and other errors related primarily to the recording of estimates. These adjustments were not significant, either individually or in the aggregate, and increased previously reported pre-tax and after tax earnings for the three months ended September 30, 2002, by approximately $0.7 million and $0.4 million, respectively, and increased previously reported pre-tax and after tax earnings for the nine months ended September 30, 2002, by approximately $1.8 million and $1.1 million, respectively.

In addition, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported earnings by $0.5 million after tax for the three months ended September 30, 2002, and $3.2 million after tax for the nine months ended September 30, 2002. Total assets, liabilities, and equity transferred to VUHI on January 1, 2003, were $133.8 million, $93.5 million, and $40.3 million, respectively.

Following is a summary of the effects of the reorganization due to the transfer of assets and the restatement on previously reported results of operations for the three months ended September 30, 2002.


In millions
--------------------------------------------------------------------------------------------------
                                                                Adjustments for
                                                          ---------------------------
OPERATING REVENUES                           As reported  Reorganization  Restatement  As Restated
                                             -----------  --------------  -----------  -----------
   Gas utility                                  $ 88.1         $   -         $ 0.4        $ 88.5
   Electric utility                              190.0             -          (0.4)        189.6
   Energy services & other                           -             -             -             -
--------------------------------------------------------------------------------------------------
        Total operating revenues                 278.1             -             -         278.1
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                               45.6             -           0.1          45.7
   Fuel for electric generation                   22.9             -          (0.1)         22.8
   Purchased electric energy                      92.5             -           0.5          93.0
   Other operating                                53.3          (4.7)          0.4          49.0
   Depreciation & amortization                    24.2           3.6             -          27.8
   Taxes other than income taxes                   9.7          (0.3)          0.1           9.5
--------------------------------------------------------------------------------------------------
        Total operating expenses                 248.2          (1.4)          1.0         247.8
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                  29.9           1.4          (1.0)         30.3
OTHER INCOME (EXPENSE) - NET
   Equity in losses of unconsolidated
      affiliates                                  (0.4)            -             -          (0.4)
   Other - net                                     0.6           0.1             -           0.7
--------------------------------------------------------------------------------------------------
        Total other income (expense) - net         0.2           0.1             -           0.3
--------------------------------------------------------------------------------------------------
Interest expense                                  16.5           0.7          (0.3)         16.9
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        13.6           0.8          (0.7)         13.7
--------------------------------------------------------------------------------------------------
Income taxes                                       4.7           0.3          (0.3)          4.7
--------------------------------------------------------------------------------------------------
NET INCOME                                      $  8.9         $ 0.5         $(0.4)       $  9.0
==================================================================================================

Following is a summary of the effects of the reorganization due to the transfer of assets and the restatement on previously reported results of operations for the nine months ended September 30, 2002.


In millions
--------------------------------------------------------------------------------------------------
                                                               Adjustments for
                                                          ---------------------------
OPERATING REVENUES                           As reported  Reorganization  Restatement  As Restated
                                             -----------  --------------  -----------  -----------
   Gas utility                                 $  585.0       $    -         $ 1.7      $  586.7
   Electric utility                               475.7            -          (0.4)        475.3
   Energy services & other                                       0.2             -           0.2
--------------------------------------------------------------------------------------------------
        Total operating revenues                1,060.7          0.2           1.3       1,062.2
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                               358.2            -           0.1         358.3
   Fuel for electric generation                    59.7            -             -          59.7
   Purchased electric energy                      239.3            -           0.2         239.5
   Other operating                                164.4        (15.8)          0.5         149.1
   Depreciation & amortization                     71.7          9.2             -          80.9
   Taxes other than income taxes                   37.8         (0.3)          0.1          37.6
--------------------------------------------------------------------------------------------------
        Total operating expenses                  931.1         (6.9)          0.9         925.1
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                  129.6          7.1           0.4         137.1
OTHER INCOME (EXPENSE) - NET
   Equity in losses of unconsolidated
         affiliates                                (1.4)           -           0.5          (0.9)
   Other - net                                     10.7          0.1          (4.3)          6.5
--------------------------------------------------------------------------------------------------
        Total other income (expense) - net          9.3          0.1          (3.8)          5.6
--------------------------------------------------------------------------------------------------
Interest expense                                   49.7          2.1             -          51.8
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         89.2          5.1          (3.4)         90.9
--------------------------------------------------------------------------------------------------
Income taxes                                       30.6          1.9          (1.3)         31.2
--------------------------------------------------------------------------------------------------
NET INCOME                                     $   58.6       $  3.2         $(2.1)     $   59.7
==================================================================================================


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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2003 and 2002, totaled $148.3 million and $93.3 million, respectively, and for the nine months ended September 30, 2003 and 2002, totaled $575.8 million and $329.9 million, respectively. Amounts owed to ProLiance at September 30, 2003, and December 31, 2002, for those purchases were $47.7 million and $83.7 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

5.   Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $346 million in short-term credit facilities, of which $142.5 million is outstanding at September 30, 2003, and VUHI's $550.0 million unsecured senior notes outstanding at September 30, 2003. As a result of the reorganization described in Note 3, VUHI has operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Balance Sheet as of September 30, 2003 (in millions):


---------------------------------------------------------------------------------------------
 ASSETS                                    Subsidiary    Parent
 ------                                    Guarantors    Company   Eliminations  Consolidated
                                           ----------    -------   ------------  ------------
Current Assets
   Cash & cash equivalents                 $     6.0    $   (1.4)    $       -     $     4.6
   Accounts receivable-less reserves            70.2          0.2            -          70.4
   Receivables due from other Vectren
      companies                                  0.1         11.1         (6.6)          4.6
   Accrued unbilled revenues                    37.6            -            -          37.6
   Inventories                                  47.7            -            -          47.7
   Recoverable fuel & natural gas costs         31.5            -            -          31.5
   Prepayments & other current assets          156.5          4.3            -         160.8
---------------------------------------------------------------------------------------------
       Total current assets                    349.6         14.2         (6.6)        357.2
---------------------------------------------------------------------------------------------
Utility Plant
  Original cost                              3,178.5            -            -       3,178.5
  Less:  accumulated depreciation
     & amortization                          1,456.8            -            -       1,456.8
---------------------------------------------------------------------------------------------
       Net utility plant                     1,721.7            -            -       1,721.7
---------------------------------------------------------------------------------------------
Investments in Consolidated Subsidiaries           -        935.3       (935.3)            -
Notes Receivable from Consolidated
    Subsidiaries                                   -        553.6       (553.6)            -
Investments in Unconsolidated Affiliates         0.2          1.6            -           1.8
Other Investments                               13.7          6.2            -          19.9
Non-Utility Property-Net                         5.6        128.6            -         134.2
Goodwill-Net                                   202.2            -            -         202.2
Regulatory Assets                               84.8         (0.1)           -          84.7
Other Assets                                     3.9            -            -           3.9
---------------------------------------------------------------------------------------------
TOTAL ASSETS                               $ 2,381.7    $ 1,639.4    $(1,495.5)    $ 2,525.6
=============================================================================================

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------
Current Liabilities
   Accounts payable                        $    36.0    $     1.7    $       -     $    37.7
   Accounts payable to affiliated
        companies                               48.2            -            -          48.2
   Accounts payable due to other Vectren
        companies                               22.1            -         (6.6)         15.5
   Accrued liabilities                          83.1          9.9         (2.6)         90.4
   Short-term borrowings                         1.0        142.5            -         143.5
   Short-term borrowings due from
       other Vectren companies                 107.9            -       (107.9)            -
   Long-term debt subject to tender             10.0            -            -          10.0
---------------------------------------------------------------------------------------------
      Total current liabilities                308.3        154.1       (117.1)        345.3
---------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current
      maturities & debt subject to tender      431.3        547.5            -         978.8
   Long-term debt due to VUHI                  443.1            -       (443.1)            -
---------------------------------------------------------------------------------------------
      Total long-term debt-net                 874.4        547.5       (443.1)        978.8
---------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                       183.9          5.3            -         189.2
   Deferred credits & other liabilities         79.6          2.7            -          82.3
---------------------------------------------------------------------------------------------
      Total deferred credits & other
          liabilities                          263.5          8.0            -         271.5
---------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock
        of a Subsidiary                          0.2            -            -           0.2
Common Shareholder's Equity
   Common stock (no par value)                 601.3        553.2       (601.3)        553.2
   Retained earnings                           334.0        376.6       (334.0)        376.6
   Accumulated other comprehensive income          -            -            -             -
---------------------------------------------------------------------------------------------
      Total common shareholder's equity        935.3        929.8       (935.3)        929.8
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $ 2,381.7    $ 1,639.4    $(1,495.5)    $ 2,525.6
=============================================================================================

Consolidating Balance Sheet as of December 31, 2002 (in millions):


----------------------------------------------------------------------------------------------------
 ASSETS                                            Subsidiary   Parent
 ------                                            Guarantors   Company   Eliminations  Consolidated
                                                   ----------   -------   ------------  ------------
Current Assets
   Cash & cash equivalents                         $    10.2   $     0.3   $       -      $    10.5
   Accounts receivable-less reserves                   130.8         1.1           -          131.9
   Receivables due from other Vectren
         companies                                      39.3        19.7        (2.7)          56.3
   Accrued unbilled revenues                           112.7           -           -          112.7
   Inventories                                          56.0           -           -           56.0
   Recoverable fuel & natural gas costs                 22.1           -           -           22.1
   Prepayments & other current assets                   86.2         0.3           -           86.5
----------------------------------------------------------------------------------------------------
      Total current assets                             457.3        21.4        (2.7)         476.0
----------------------------------------------------------------------------------------------------
Utility Plant
  Original cost                                      3,037.2           -           -        3,037.2
  Less:  accumulated depreciation &
         amortization                                1,389.0           -           -        1,389.0
----------------------------------------------------------------------------------------------------
      Net utility plant                              1,648.2           -           -        1,648.2
----------------------------------------------------------------------------------------------------
Investments in Consolidated Subsidiaries                   -       802.4      (802.4)             -
Notes Receivable from Consolidated Subsidiaries          8.5       493.9      (502.4)             -
Investments in Unconsolidated Affiliates                 0.1         2.3           -            2.4
Other Investments                                       13.1         8.8           -           21.9
Non-Utility Property-Net                                 5.4       133.8           -          139.2
Goodwill-Net                                           202.2           -           -          202.2
Regulatory Assets                                       70.3         4.9           -           75.2
Other Assets                                             4.9         0.4           -            5.3
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 2,410.0   $ 1,467.9   $(1,307.5)     $ 2,570.4
====================================================================================================

LIABILITIES & SHAREHOLDER'S EQUITY
-----------------------------------
Current Liabilities
   Accounts payable                                $    71.3   $     3.5   $       -      $    74.8
   Accounts payable to affiliated companies             85.2         0.4           -           85.6
   Accounts payable due to other Vectren
        companies                                       61.3        11.2        (2.7)          69.8
   Accrued liabilities                                  83.8         1.7        (2.3)          83.2
   Short-term borrowings                                   -       239.1           -          239.1
   Short-term borrowings due from
       other Vectren companies                         147.6        95.4      (156.1)          86.9
   Current maturities of long-term debt                 39.8           -           -           39.8
   Long-term debt subject to tender                     26.6           -           -           26.6
----------------------------------------------------------------------------------------------------
      Total current liabilities                        515.6       351.3      (161.1)         705.8
----------------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt-net of current maturities &
       debt subject to tender                          492.8       348.4           -          841.2
   Long-term debt due to VUHI                          344.0           -      (344.0)             -
----------------------------------------------------------------------------------------------------
      Total long-term debt-net                         836.8       348.4      (344.0)         841.2
----------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                               174.6        (2.3)          -          172.3
   Deferred credits & other liabilities                 80.3         1.9           -           82.2
----------------------------------------------------------------------------------------------------
      Total deferred credits & other liabilities       254.9        (0.4)          -          254.5
----------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
     a Subsidiary                                        0.3           -           -            0.3
Common Shareholder's Equity
   Common stock (no par value)                         461.3       385.7      (461.3)         385.7
   Retained earnings                                   341.1       382.4      (341.1)         382.4
   Accumulated other comprehensive income                  -         0.5           -            0.5
----------------------------------------------------------------------------------------------------
      Total common shareholder's equity                802.4       768.6      (802.4)         768.6
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY           $ 2,410.0   $ 1,467.9   $(1,307.5)     $ 2,570.4
====================================================================================================

Consolidating Statement of Income for the three months ended September 30, 2003 (in millions):

---------------------------------------------------------------------------------------------
                                            Subsidiary   Parent
                                            Guarantors   Company   Eliminations  Consolidated
-----------------------------------------   ----------   -------   ------------  ------------
OPERATING REVENUES
   Gas utility                               $ 115.7       $   -        $   -       $ 115.7
   Electric utility                            134.0           -            -         134.0
   Other                                           -         6.6         (6.4)          0.2
---------------------------------------------------------------------------------------------
        Total operating revenues               249.7         6.6         (6.4)        249.9
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                             72.0           -            -          72.0
   Fuel for electric generation                 24.9           -            -          24.9
   Purchased electric energy                    42.6           -            -          42.6
   Other operating                              57.6         0.2         (6.4)         51.4
   Depreciation & amortization                  26.1         4.3            -          30.4
   Taxes other than income taxes                 9.0         0.2            -           9.2
---------------------------------------------------------------------------------------------
        Total operating expenses               232.2         4.7         (6.4)        230.5
---------------------------------------------------------------------------------------------
OPERATING INCOME                                17.5         1.9            -          19.4
OTHER INCOME (EXPENSE)-NET
   Equity in earnings of consolidated
         companies                                 -         1.4         (1.4)            -
   Equity in losses of unconsolidated
         affiliates                                -        (0.1)           -          (0.1)
   Other-net                                     1.8         7.4         (6.9)          2.3
---------------------------------------------------------------------------------------------
        Total other income (expense)-net         1.8         8.7         (8.3)          2.2
---------------------------------------------------------------------------------------------
Interest expense                                15.7         8.3         (6.9)         17.1
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       3.6         2.3         (1.4)          4.5
---------------------------------------------------------------------------------------------
Income taxes                                     2.2        (0.1)           -           2.1
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                            $   1.4       $ 2.4        $(1.4)      $   2.4
=============================================================================================

Consolidating Statement of Income for the three months ended September 30, 2002 (in millions):


---------------------------------------------------------------------------------------------
                                           Subsidiary   Parent
                                           Guarantors   Company   Eliminations   Consolidated
----------------------------------------   ----------   -------   ------------   ------------
OPERATING REVENUES
   Gas utility                               $ 88.5      $   -       $    -         $ 88.5
   Electric utility                           189.6          -            -          189.6
   Other                                          -        4.8         (4.8)             -
----------------------------------------------------------------------------------------------
        Total operating revenues              278.1        4.8         (4.8)         278.1
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            45.7          -            -           45.7
   Fuel for electric generation                22.8          -            -           22.8
   Purchased electric energy                   93.0          -            -           93.0
   Other operating                             54.0       (0.2)        (4.8)          49.0
   Depreciation & amortization                 24.2        3.6            -           27.8
   Taxes other than income taxes                9.7       (0.2)           -            9.5
---------------------------------------------------------------------------------------------
        Total operating expenses              249.4        3.2         (4.8)         247.8
---------------------------------------------------------------------------------------------
OPERATING INCOME                               28.7        1.6            -           30.3
OTHER INCOME (EXPENSE)-NET
   Equity in earnings of consolidated
       companies                                  -        9.2         (9.2)             -
   Equity in losses of unconsolidated
      affiliates                                  -       (0.4)           -           (0.4)
   Other-net                                    0.8        6.1         (6.2)           0.7
---------------------------------------------------------------------------------------------
        Total other income (expense)-net        0.8       14.9        (15.4)           0.3
---------------------------------------------------------------------------------------------
Interest expense                               15.5        7.6         (6.2)          16.9
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     14.0        8.9         (9.2)          13.7
---------------------------------------------------------------------------------------------
Income taxes                                    4.8       (0.1)           -            4.7
---------------------------------------------------------------------------------------------
NET INCOME                                   $  9.2      $ 9.0       $ (9.2)        $  9.0
=============================================================================================

Consolidating Statement of Income for the nine months ended September 30, 2003 (in millions):

------------------------------------------------------------------------------------------
                                           Subsidiary  Parent
                                           Guarantors  Company  Eliminations  Consolidated
----------------------------------------   ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                              $  790.3    $    -     $    -       $  790.3
   Electric utility                            343.6         -          -          343.6
   Other                                           -      19.8      (19.2)           0.6
------------------------------------------------------------------------------------------
        Total operating revenues             1,133.9      19.8      (19.2)       1,134.5
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            541.4         -          -          541.4
   Fuel for electric generation                 66.3         -          -           66.3
   Purchased electric energy                   101.8         -          -          101.8
   Other operating                             180.1       1.0      (19.2)         161.9
   Depreciation & amortization                  76.9      11.9          -           88.8
   Taxes other than income taxes                41.1       0.7          -           41.8
------------------------------------------------------------------------------------------
        Total operating expenses             1,007.6      13.6      (19.2)       1,002.0
------------------------------------------------------------------------------------------
OPERATING INCOME                               126.3       6.2          -          132.5
OTHER INCOME (EXPENSE)-NET
   Equity in earnings of consolidated
       companies                                   -      49.8      (49.8)             -
   Equity in losses of unconsolidated
       affiliates                                  -      (0.5)         -           (0.5)
   Other-net                                     2.0      19.2      (20.2)           1.0
------------------------------------------------------------------------------------------
        Total other income (expense)-net         2.0      68.5      (70.0)           0.5
------------------------------------------------------------------------------------------
Interest expense                                46.6      23.1      (20.2)          49.5
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      81.7      51.6      (49.8)          83.5
------------------------------------------------------------------------------------------
Income taxes                                    31.9       0.5          -           32.4
------------------------------------------------------------------------------------------
NET INCOME                                  $   49.8    $ 51.1     $(49.8)      $   51.1
==========================================================================================

Consolidating Statement of Income for the nine months ended September 30, 2002 (in millions):

------------------------------------------------------------------------------------------
                                          Subsidiary   Parent
                                          Guarantors   Company  Eliminations  Consolidated
--------------------------------------    ----------   -------  ------------  ------------
OPERATING REVENUES
   Gas utility                             $  586.7     $    -     $     -       $  586.7
   Electric utility                           475.3          -           -          475.3
   Other                                          -       16.0       (15.8)           0.2
------------------------------------------------------------------------------------------
        Total operating revenues            1,062.0       16.0       (15.8)       1,062.2
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           358.3          -           -          358.3
   Fuel for electric generation                59.7          -           -           59.7
   Purchased electric energy                  239.5          -           -          239.5
   Other operating                            164.6        0.3       (15.8)         149.1
   Depreciation & amortization                 71.7        9.2           -           80.9
   Taxes other than income taxes               37.9       (0.3)          -           37.6
------------------------------------------------------------------------------------------
        Total operating expenses              931.7        9.2       (15.8)         925.1
------------------------------------------------------------------------------------------
OPERATING INCOME                              130.3        6.8           -          137.1
OTHER INCOME (EXPENSE)-NET
   Equity in earnings of consolidated
       companies                                  -       57.8       (57.8)             -
   Equity in losses of unconsolidated
       affiliates                                 -       (0.9)          -           (0.9)
   Other-net                                    4.8       20.2       (18.5)           6.5
------------------------------------------------------------------------------------------
        Total other income (expense)-net        4.8       77.1       (76.3)           5.6
------------------------------------------------------------------------------------------
Interest expense                               47.2       23.1       (18.5)          51.8
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     87.9       60.8       (57.8)          90.9
------------------------------------------------------------------------------------------
Income taxes                                   30.1        1.1           -           31.2
------------------------------------------------------------------------------------------
NET INCOME                                 $   57.8     $ 59.7     $ (57.8)      $   59.7
==========================================================================================

Consolidating Statement of Cash Flows for the nine months ended September 30, 2003 (in millions):

-----------------------------------------------------------------------------------------------
                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
                                                ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $ 114.2   $  27.1     $     -       $ 141.3
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
     Long-term debt issuance - net of
         issue costs & hedging proceeds              99.0     202.9       (99.0)        202.9
     Additional capital contribution                140.0     167.5      (140.0)        167.5
  Requirements for:
     Retirement of long-term debt,
         includingpremiums paid                    (121.9)        -           -        (121.9)
     Dividends to parent                            (56.9)    (56.9)       56.9         (56.9)
     Redemption of preferred stock of
         subsidiary                                  (0.1)        -           -          (0.1)
     Other financing activities                      (1.7)        -           -          (1.7)
  Net change in short-term borrowings,
        including to other Vectren companies        (38.7)   (192.0)       48.2        (182.5)
-----------------------------------------------------------------------------------------------
     Net cash flows from financing activities        19.7     121.5      (133.9)          7.3
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions              -      56.9       (56.9)            -
     Unconsolidated affiliate distributions             -       0.1           -           0.1
  Requirements for:
     Capital expenditures, excluding
         AFUDC-equity                              (146.6)     (6.9)          -        (153.5)
     Consolidated subsidiary investments                -    (140.0)      140.0             -
     Unconsolidated affiliate and other
         investments                                    -      (1.1)          -          (1.1)
  Net change in intercompany notes
      receivable                                      8.5     (59.3)       50.8             -
-----------------------------------------------------------------------------------------------
     Net cash flows from investing activities      (138.1)   (150.3)      133.9        (154.5)
-----------------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents              (4.2)     (1.7)          -          (5.9)
Cash & cash equivalents at beginning of period       10.2       0.3           -          10.5
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period          $   6.0   $  (1.4)    $     -       $   4.6
===============================================================================================


Consolidating Statement of Cash Flows for the nine months ended September 30, 2002 (in millions):

-----------------------------------------------------------------------------------------------
                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $ 249.9    $  5.9     $    -        $ 255.8
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Requirements for:
      Retirement of long-term debt, including
          premiums paid                              (6.4)        -          -           (6.4)
      Dividends to parent                           (55.8)    (51.8)      55.8          (51.8)
      Redemption of preferred stock of
          subsidiary                                 (0.2)        -          -           (0.2)
  Net change in short-term borrowings,
          including to other Vectren companies      (52.4)    (31.8)      15.9          (68.3)
-----------------------------------------------------------------------------------------------
      Net cash flows from financing activities     (114.8)    (83.6)      71.7         (126.7)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
      Consolidated subsidiary distributions             -      55.8      (55.8)             -
      Notes receivable & other collections            1.4       9.0          -           10.4
  Requirements for:
      Capital expenditures, excluding
          AFUDC-equity                              (94.1)    (34.1)         -         (128.2)
      Unconsolidated affiliate & other
          investments                                (3.8)     (2.1)         -           (5.9)
  Net change in intercompany notes receivable       (38.7)     54.6      (15.9)             -
-----------------------------------------------------------------------------------------------
      Net cash flows from investing activities     (135.2)     83.2      (71.7)        (123.7)
-----------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash
    equivalents                                      (0.1)      5.5          -            5.4
Cash & cash equivalents at beginning of period        7.0      (1.7)         -            5.3
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period          $   6.9    $  3.8     $    -        $  10.7
===============================================================================================

6.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $18.0 million and $15.1 million, respectively, for the three months ended September 30, 2003 and 2002, and $52.6 million and $48.7 million, respectively, for the nine months ended September 30, 2003 and 2002.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2003 and 2002, totaled $20.5 million and $17.3 million, respectively, and $58.7 million and $45.6 million, respectively, for the nine months ended September 30, 2003 and 2002.

Stock-Based Incentive Plans
VUHI does not have stock-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's stock-based compensation plans.

7.   Financing Transactions

VUHI Debt Issuance
In July 2003, VUHI issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche are 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche are 15-year notes due August 2018, with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

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

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million.

Additional Capital Contributions
In March 2003, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 6.5 million shares of new common stock. In August 2003, the registration became effective, and an agreement was reached to sell approximately 7.4 million shares (the original 6.5 million shares, plus an over-allotment option of 941,400 shares) to a group of underwriters. The net proceeds totaled $163.2 million and was contributed to VUHI.

In addition, a portion of current year proceeds of $4.3 million generated from the issuance of new shares of Vectren's common stock to fund its dividend reinvestment plan was contributed to VUHI.

SIGECO and Indiana Gas Debt Call
During 2003, the Company called two first mortgage bonds outstanding at SIGECO and two senior unsecured notes outstanding at Indiana Gas. The first SIGECO bond had a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and was redeemed at 103.745% of its stated principal amount. The second SIGECO bond had a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and was redeemed at 103.763% of the stated principal amount.

The first Indiana Gas note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second Indiana Gas note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount.

Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these notes totaling $3.6 million were deferred as a regulatory asset.

Other Financing Transactions
In January, 2003, other debt of Indiana Gas totaling $17.5 million and of SIGECO totaling $1.0 million was retired.

8.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 9 regarding environmental matters.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

9.   Environmental Matters

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

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is in service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through September 30, 2003, $117.1 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced an agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In conjunction with data compiled by environmental consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $24.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $24.4 million.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program (VRP). In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. At this time the Company is unable to predict any outcome that may result from these SIGECO manufactured gas plant sites.

10.  Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to a pending application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts. As proposed the tariff mechanism would establish an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historical amount in base rates. If the application is approved before the end of the year, 2003 uncollectible costs in excess of the amount in base rates should be recovered. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter related to the requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty for which a reserve of $0.7 million has been established for the Company's estimated share of a potential disallowance of these costs. For this PUCO audit period, a disallowance relating to our ProLiance arrangement will be shared by the Company's joint venture partner. Currently the matter is set for a hearing before the PUCO in mid November. VEDO has and continues to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. If the external auditor recommendations were adopted by the PUCO, the Company believes that it would not likely have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

11.  Impact of Recently Issued Accounting Guidance

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of September 30, 2003, and December 31, 2002, such removal costs approximated $395 million and $385 million, respectively, of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption did not affect the Company's results of operations or financial condition.

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

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

EITF 03-11
The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.

12.  Segment Reporting

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

------------------------------------------------------------------------------
                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                  -------------------    ---------------------
In millions                         2003       2002         2003         2002
------------------------------    -------    -------     --------    ---------
Operating Revenues
  Gas Utility Services            $ 115.7    $  88.5     $  790.3    $   586.7
  Electric Utility Services         134.0      189.6        343.6        475.3
  Corporate & Other                   6.6        4.8         19.8         16.0
  Intersegment Eliminations          (6.4)      (4.8)       (19.2)       (15.8)
------------------------------------------------------------------------------
      Total operating revenues    $ 249.9    $ 278.1     $1,134.5    $ 1,062.2
==============================================================================
Operating Income (Loss)
  Gas Utility Services            $ (14.9)   $ (11.2)    $   54.6    $    55.6
  Electric Utility Services          32.4       39.8         71.6         74.6
  Corporate & other                   1.9        1.7          6.3          6.9
------------------------------------------------------------------------------
      Total operating income      $  19.4    $  30.3     $  132.5    $   137.1
==============================================================================

Following is the Company's segments' identifiable assets.

---------------------------------------------------------------------
                                          September 30,  December 31,
In millions                                   2003          2002
---------------------------------------------------------------------
Identifiable Assets
  Gas Utility Services                     $ 1,486.9      $ 1,555.1
  Electric Utility Services                    896.5          860.9
  Corporate & Other                            148.9          171.6
  Eliminations                                  (6.7)         (17.2)
---------------------------------------------------------------------
      Total identifiable assets            $ 2,525.6      $ 2,570.4
=====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, was formed on March 31, 2000, to serve as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Inc. (Indiana Energy), Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc. (SIGCORP), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities.

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

Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                       Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and nine months ended September 30, 2002, by $0.4 million after tax and $2.1 million after tax, respectively.

In addition, on January 1, 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI. These assets primarily support the operations of VUHI's subsidiaries and VUHI's subsidiaries receive a charge for their use that is included in their other operating expenses. The transfer required restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control. The reorganization increased previously reported earnings by $0.5 million after tax for the three months ended September 30, 2002, and $3.2 million after tax for the nine months ended September 30, 2002.

Note 3 to the consolidated condensed financial statements includes a summary of the effects of the reorganization due to the transfer of assets and restatement on previously reported results of operations. The results of operations give effect to these restatements.

Net Income
For the three months ended September 30, 2003, net income was $2.4 million compared to net income of $9.0 million for the same period last year. For the nine months ended September 30, 2003, reported earnings were $51.1 million compared to $59.7 million for the same period in 2002.

Quarter over quarter, earnings were primarily affected by a decrease in electric margin of $7.3 million ($4.3 million after-tax). This was attributable to milder cooling weather, which reduced margin an estimated $3.6 million pre-tax, the effects of the slowly recovering economy, and slightly lower wholesale power margins. The remaining decrease for the quarter was due to higher depreciation and the timing of certain operating expenses. Year-to-date, the timing of certain operating expenses and higher depreciation have been offset somewhat by increased power marketing margins and favorable weather.

In addition, the year-to-date 2003 results include impairment charges related to an investment in BABB International, Inc. (BABB), an entity that processes fly ash into building materials. Charges affecting year-to-date results were $3.9 million ($2.3 million after tax).

Utility Margin

Gas Utility Margin
Gas utility margin by customer type and separated between volumes sold and transported follows:

-----------------------------------------------------------------------------
                                     Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                  ------------------      -------------------
In millions                        2003        2002         2003        2002
--------------------------------------- ----------------------------   ------
Residential                       $ 26.7      $ 26.8      $ 159.2     $ 146.6
Commercial                           7.2         7.6         50.3        47.5
Contract                             9.7         7.8         33.6        32.2
Other                                0.1         0.5          5.8         2.1
-----------------------------------------------------------------------------
    Total gas utility margin      $ 43.7      $ 42.7      $ 248.9     $ 228.4
=============================================================================
Volumes in MMDth
--------------------------------
  Sold                               7.3         7.2         85.8        74.9
  Transported                       17.8        19.3         63.6        65.4
-----------------------------------------------------------------------------
    Total throughput                25.1        26.5        149.4       140.3
=============================================================================

Gas margins for the third quarter, a non-heating, base load usage quarter, were $43.7 million, an increase of 2% compared to the prior year period. While margin was generally flat and reflects a $0.7 million charge associated with a PUCO GCR audit proceeding in 2003, residential and commercial usage increased slightly, offset by declining industrial usage due to the slow economic conditions.

Gas margins year-to-date were $248.9 million, an increase of $20.5 million over the nine months ended September 30, 2002. It is estimated that weather, 19% colder than the prior year and 8% colder than normal, contributed $12.6 million to the increased margin. The remaining $7.9 million increase is primarily attributable to higher utility receipts and excise taxes on higher gas costs and volumes sold and recovery of Ohio customer choice implementation costs, partially offset by the negative effect of high gas prices on customer usage. The colder weather is the primary reason for the 6% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The average cost per dekatherm of gas purchased for the three months ended September 30, 2003, was $6.22 compared to $3.95 in 2002. Year-to-date the cost of gas purchased in 2003 was $6.44 compared to $4.39 in the prior year.

Electric Utility Margin
Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

------------------------------------------------------------------------------
                                         Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                      ------------------    ------------------
In millions                            2003        2002       2003       2002
---------------------------------     ------------------    ------------------
Retail & firm wholesale               $ 63.7      $ 70.0    $ 160.5    $ 169.2
Non-firm wholesale                       2.8         3.8       15.0        6.9
------------------------------------------------------------------------------
    Total electric utility margin     $ 66.5      $ 73.8    $ 175.5    $ 176.1
==============================================================================
Non-firm wholesale margin:
Realized margin                       $  3.3      $  4.0    $  14.6    $  10.0
Mark-to-market gains (losses)           (0.5)       (0.2)       0.4       (3.1)

Electric margins were $66.5 million, a decrease of $7.3 million compared to the third quarter of 2002. The decrease in electric margin was due primarily to the effect of milder cooling weather which was 7% cooler than normal and 26% cooler than last year. The estimated quarter over quarter decrease as a result of the milder weather was approximately $3.6 million. Impacts of the slowly recovering economy on industrial sales and slightly lower non-firm wholesale power margins further decreased non-weather related electric margin compared to the prior year. As a result primarily of mild weather, volumes sold to retail and firm wholesale customers decreased 8% from 1.87 GWh in 2002 to 1.72 GWh in 2003.

Electric margins were $175.5 million, a decrease of $0.6 million over the nine months ended September 30, 2002. The decrease was primarily due to lower retail sales due to milder cooling weather and the current quarter decrease in industrial sales. As a result primarily of the mild weather which was 18% cooler than normal and 33% cooler than last year, volumes sold to retail and firm wholesale customers decreased 5% from 4.76 GWh in 2002 to 4.53 GWh in 2003 with an estimated margin decrease of $6.5 million. The decrease was partially offset by increased non-firm wholesale power margins resulting from price volatility.

Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. For the three months ended September 30, 2003, volumes sold into the wholesale market were 1.01 GWh compared to 2.66 GWh in 2002 while volumes purchased were 1.01 GWh in 2003 compared to 2.65 GWh in 2002. For the nine months ended September 30, 2003, volumes sold into the wholesale market were 3.04 GWh compared to 8.30 GWh in 2002 while volumes purchased were 3.49 GWh in 2003 compared to 8.14 GWh in 2002. A portion of volumes purchased in the wholesale market is used to serve retail and firm wholesale customers, and in 2003, greater amounts of purchased power have been required for native load due to scheduled outages, which has reduced capacity available for optimization. Additionally, both sold and purchased power were lower in 2003 due to a shorter term focus in hedging and optimization strategies combined with a more selective approach to counter-party relationships. While volumes both sold and purchased in the wholesale market have decreased during 2003, which has resulted in decreased electric revenues and purchased power, margins year-to-date have increased primarily from price volatility. In the third quarter, margins decreased because less capacity was available for optimization due to outages for NOx control equipment installation and the wholesale power market was less volatile.

Utility Group Operating Expenses

Other Operating
For the three and nine months ended September 30, 2003, other operating expenses increased $2.4 million and $12.8 million, respectively, compared to the same periods in the prior year. The increased expenses were principally due to the timing of routine expenditures between the periods and increased employee benefit costs. Year-to-date, the timing of maintenance expenditures, Ohio customer choice program implementation costs that are recovered through margins, and increased uncollectible accounts expense have also contributed to the increase. Year-to-date uncollectible accounts expense has increased $1.7 million compared to the prior year due principally to higher gas costs.

Depreciation & Amortization
For the three and nine months ended September 30, 2003, depreciation and amortization increased $2.6 million and $7.9 million, respectively, due to additions to utility plant. Increased depreciation expense reflects a full nine months of depreciation on the addition of over $100 million of utility plant placed into service including a new gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, customer system upgrades, and other upgrades to existing transmission and distribution facilities.

Taxes Other Than Income Taxes
For the nine months ended September 30, 2003, taxes other than income taxes increased $4.2 million compared to the prior year. The increase results from higher utility receipts and excise taxes as a result of higher gas prices and more volumes sold. The higher utility receipts and excise taxes on gas volumes sold are recovered dollar-for-dollar through customer billings.

Utility Group Other Income (Expense)-Net

For the three and nine months ended September 30, 2003, other income (expense)-net increased $1.9 million and decreased $5.1 million, respectively, compared to the prior year. The year-to-date decrease is primarily the result of the write-off of the BABB investment totaling $3.9 million. The remaining decrease results principally from sales of emission allowances and other assets in the second quarter of 2002 totaling $1.8 million and current year contributions of $1.2 million made to low income heating assistance programs pursuant to a settlement previously approved by the IURC regarding transactions with ProLiance Energy LLC. These decreases were offset somewhat by the current quarter increase in other income (expense)-net which was principally the result of fluctuations in investments used to fund deferred compensation plans.

Utility Group Interest Expense

For the three and nine months ended September 30, 2003, interest expense increased $0.2 million and decreased $2.3 million, respectively, when compared to the same periods last year. The changes reflect the impact of the permanent financing completed in the third quarter of 2003 and lower short-term borrowing rates.

Utility Group Income Tax

For the three months ended September 30, 2003, federal and state income taxes decreased $2.6 million primarily due to fluctuations in pre-tax income. For the nine months ended September 30, 2003, income taxes increased $1.2 million when compared to 2002. The year-to-date change is primarily due to an increased effective tax rate, offset by less pre-tax income. Year to date, the effective tax rate increased from 34.3% in 2002 to 38.8% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

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

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through September 30, 2003, $117.1 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced an agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December of 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June of 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program (VRP). In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. At this time the Company is unable to predict any outcome that may result from these SIGECO manufactured gas plant sites.

Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to a pending application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts. As proposed the tariff mechanism would establish an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historical amount in base rates. If the application is approved before the end of the year, 2003 uncollectible costs in excess of the amount in base rates should be recovered. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter related to the requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty for which a reserve of $0.7 million has been established for the Company's estimated share of a potential disallowance of these costs. For this PUCO audit period, a disallowance relating to our ProLiance arrangement will be shared by the Company's joint venture partner. Currently the matter is set for a hearing before the PUCO in mid November. Throughout this process VEDO has and continues to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. If the external auditor recommendations were adopted by the PUCO, the Company believes that it would not likely have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

     United States Securities and Exchange Commission (SEC) Informal Inquiry

As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption did not affect the Company's results of operations or financial condition.

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

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

EITF 03-11

The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds short-term and long-term financing needs of the utility group operations. Vectren does not guarantee VUHI's debt. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 5 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at September 30, 2003, totaled $550.0 million and $142.5 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at September 30, 2003, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. In July 2003, Standard and Poor's reaffirmed its ratings, and Moody's reaffirmed its ratings on VUHI's senior unsecured debt. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 48% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at September 30, 2003, and December 31, 2002, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures for NOx compliance equipment at SIGECO and to further strengthen the Company's capital structure and the capital structures of the Company's utility subsidiaries, the Company has completed certain financing transactions as more fully described below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2003 and 2002, was $141.3 million and $255.8 million, respectively. The decrease of $114.5 million is primarily the result of more favorable changes in working capital accounts occurring in 2002 due to a return to lower gas prices in that year and higher gas prices in the current year, offset by increased earnings before non-cash charges in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $7.3 million for the nine months ended September 30, 2003, includes the effects of the permanent financing executed during the third quarter in which approximately $370 million in capital contributions from Vectren and third party debt proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. In 2002, higher operating cash flow was used to repay short-term borrowings. Common stock dividends have increased in 2003 compared to 2002.

Financing Transactions

VUHI Debt Issuance
In July 2003, VUHI issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche are 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche are 15-year notes due August 2018, with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

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

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million and was used to repay short-term borrowing and to retire long-term debt with higher interest rates.

Additional Capital Contributions
In March 2003, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of authorized but previously unissued shares of common stock. In August 2003, the registration became effective, and an agreement was reached to sell approximately 7.4 million shares to a group of underwriters. The net proceeds totaled $163.2 million and was contributed to VUHI.

In addition, a portion of current year proceeds generated from Vectren's stock plans totaling $4.3 million was contributed to VUHI.

SIGECO and Indiana Gas Debt Call
During 2003, the Company called two first mortgage bonds outstanding at SIGECO and two senior unsecured notes outstanding at Indiana Gas. The first SIGECO bond had a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and was redeemed at 103.745% of its stated principal amount. The second SIGECO bond had a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and was redeemed at 103.763% of the stated principal amount.

The first Indiana Gas note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second Indiana Gas note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount.

Pursuant to regulatory authority, the premiums paid to retire these notes totaling $3.6 million were deferred as a regulatory asset.

Other Financing Transactions
In January, 2003, other debt of Indiana Gas totaling $17.5 million and of SIGECO totaling $1.0 million was retired.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as long-term debt subject to tender. During the second quarter, the Company re-marketed those bonds on a long-term basis and has therefore reclassified them as long-term debt at September 30, 2003.

Investing Cash Flow

Cash required for investing activities of $154.5 million for the nine months ended September 30, 2003, includes $153.5 million of requirements for capital expenditures. Investing activities for 2002 were $123.7 million. The increase occurring in 2003 is principally the result of additional capital expenditures, principally for the NOx project and implementation of choice programs in Ohio, and payments to other Vectren subsidiaries for the transfer of assets. In addition, in 2002 proceeds were received from the sale of assets and from the collection of notes receivable from other Vectren companies.

Available Sources of Liquidity

At September 30, 2003, the Company has $351 million of short-term borrowing capacity, of which approximately $208 million is available.

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2003 and for the year ended December 31, 2004, are estimated to be approximately $75 million and $250 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 9 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Certifications
31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b)  Reports On Form 8-K During The Last Calendar Quarter
On July 11, 2003, the Company filed a Current Report on Form 8-K with respect to Vectren Corporation's adjustment of 2003 earnings guidance and to address recent announcements related to the production of synthetic fuel. Portions of this information were furnished to the SEC
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation adjusts 2003 earnings guidance and addresses recent announcements related to the production of synthetic fuel
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 23, 2003, the Company filed a Current Report on Form 8-K with respect to the release of the Company's and Vectren Corporation's financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Vectren Corporation Consolidated Statement of Income for
                      the three and six months ended June 30, 2003 and 2002
               99.2 - Vectren Utility Holdings, Inc. Consolidated Statement of
                      Income for the three and six months ended June 30, 2003 and 2002
               99.3 - Vectren Corporation Operating Highlights
               99.4 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On July 23, 2003, the Company furnished information to the SEC on a Current Report on Form 8-K with respect to the release of the Company's and Vectren Corporation's financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation Reports 2nd Quarter
                      2003 Results
               99.2 - Press Release - Vectren Corporation Declares Regular
                      Quarterly Dividend
               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 25, 2003, the Company furnished information to the SEC on a Current Report on Form 8-K to announce the pricing of $200 million in senior unsecured notes in two tranches of $100 million each.
         Item 7.  Exhibits
               99.1 - Press Release- Vectren Corporation Sells $200 Million in
                      Debt
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 29, 2003, the Company filed a Current Report on Form 8-K to disclose the underwriting agreement and terms agreement associated with a debt issuance.
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits
               Exhibit 1.1 - Underwriting Agreement, dated July 24, 2003, among
                             Vectren Utility Holdings, Inc., Indiana Gas
                             Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc., and ABN AMRO Incorporated and Banc One Capital Markets, Inc., in their respective capacities of the underwriters named therein.
               Exhibit 1.2 - Terms Agreement, dated July 24, 2003, among Vectren
                             Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc., and ABN AMRO Incorporated and Banc One Capital Markets, Inc., in their respective capacities of the underwriters named therein.
               Exhibit 4.1 - Form of Third Supplemental Indenture, among Vectren
                             Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank National Association.
               Exhibit 5.1 - Opinion of Barnes & Thornburg
               Exhibit 5.2 - Opinion of Kegler, Brown, Hill & Ritter

On August 4, 2003, the Company filed a Current Report on Form 8-K with respect to updates on various matters incident to Vectren Corporation's equity offering.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Selected Financial Data
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On August 18, 2003, the Company filed a Current Report on Form 8-K with respect to updates on various regulatory matters in Ohio.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

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


                              VECTREN UTILITY HOLDINGS, INC.
                              ------------------------------
                                        Registrant




November 12, 2003             /s/Jerome A. Benkert, Jr.
                              -------------------------
                              Jerome A. Benkert, Jr.
                              Executive Vice President &
                              Chief Financial Officer
                              (Principal Financial Officer)



                              /s/M. Susan Hardwick
                              ---------------------------
                              M. Susan Hardwick
                              Vice President & Controller
                              (Principal Accounting Officer)