Form 10-K
period 2003-12-31
VECTREN UTILITY HOLDINGS INC
filed 2004-03-10
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-16739

                             VECTREN UTILITY HOLDINGS, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              INDIANA                                     35-2104850
-------------------------------------            -----------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

 20 N.W. Fourth Street, Evansville, Indiana                  47708
-------------------------------------------      -----------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 812-491-4000 Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------
 7 1/4% Senior Notes, due 10/15/2031            New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:

       Title of each class            Name of each exchange on which registered
--------------------------------      -----------------------------------------
       Common - Without Par                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__. No |X|.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003, was zero. All shares outstanding of the Registrant's common stock were held by Vectren Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value             10                March 1, 2004
--------------------------------             --                -------------
            Class                      Number of Shares             Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Corporation and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                   Definitions

AFUDC:  allowance for funds used during   MMBTU:  millions of British thermal
  construction                              units
APB:   Accounting Principles Board        MW:  megawatts

EITF:  Emerging Issues Task Force         MWh/GWh:  megawatt hours / millions
                                            of megawatt hours (gigawatt hour)
FASB:  Financial Accounting Standards     NOx:  nitrogen oxide
  Board
FERC:  Federal Energy Regulatory          OUCC:  Indiana Office of the Utility
  Commission                                Consumer Counselor
IDEM:  Indiana Department of              PUCO:  Public Utilities Commission of
  Environmental Management                  Ohio
IURC:  Indiana Utility Regulatory         SFAS:  Statement of Financial
  Commission                                Accounting Standards
MCF/BCF:  millions / billions of          USEPA:  United States Environmental
  cubic feet                                Protection Agency
MDth/MMDth: thousands /millions of        Throughput:  combined gas sales and
  dekatherms                                gas transportation volumes

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                                     Part I

   1    Business ...........................................................4
   2    Properties .........................................................8
   3    Legal Proceedings...................................................9
   4    Submission of Matters to Vote of Security Holders..................10

                                     Part II

   5    Market for the Company's Common Equity, Related Stockholder
        Matters, and Issuer Purchases of Equity Securities ................10
   6    Selected Financial Data............................................11
   7    Management's Discussion and Analysis of Results of
        Operations and Financial Condition.................................12
   7A   Qualitative and Quantitative Disclosures About Market Risk.........32
   8    Financial Statements and Supplementary Data........................34
   9    Change in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................71
   9A   Controls and Procedures............................................71

                                    Part III

   10   Directors and Executive Officers of the Registrant (A).............72
   11   Executive Compensation (A).........................................72
   12   Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters (A).....................72
   13   Certain Relationships and Related Transactions (A).................72
   14   Principal Accountant Fees and Services.............................72

                                     Part IV

   15   Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K................................................73
        Signatures.........................................................81

(A) - Omitted or amended as the  Registrant  is a  wholly-owned  subsidiary  of
     Vectren   Corporation  and  meets  the  conditions  set  forth  in  General
     Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

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

Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana and was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

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

                      Narrative Description of the Business

The Company segregates its businesses into three operating segments: Gas Utility Services, Electric Utility Services, and Other Operations. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. The Company collectively refers to its gas and electric operating segments as its regulated operations. Other Operations primarily provide information technology and other support services to those utility operations.

At December 31, 2003, the Company had $2.9 billion in total assets, with $1.8 billion (62%) attributed to the Gas Utility Services, $1.0 billion (33%) attributed to the Electric Utility Services, and $0.1 billion (5%) attributed to Other Operations. Net income for the year ended December 31, 2003, was $85.6 million with $81.8 million attributed to regulated operations and $3.8 million attributed to other operations. Net income for the year ended 2002 was $97.1 million.

For further information, refer to Note 14 regarding the activities and assets of the Company's operating segments, Note 15 regarding special charges in 2001, and
Note 11 regarding the cumulative effect of change in accounting principle in 2001 in the Company's consolidated financial statements included under "Item 8 Financial Statements and Supplementary Data".

Following is a more detailed description of the Gas Utility Services and Electric Utility Services operating segments. The Company's Other Operations are not significant.

                              Gas Utility Services

At December 31, 2003, the Company supplied natural gas service to 972,230 Indiana and Ohio customers, including 887,891 residential, 80,292 commercial, and 4,047 industrial and other customers. This represents customer base growth of 0.6% compared to 2002.

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

Revenues

For the year ended December 31, 2003, natural gas revenues were approximately $1,112.3 million, of which residential customers accounted for 67%, commercial 25%, and industrial and other 8%, respectively.

The Company receives gas revenues by selling gas directly to residential, commercial, and industrial customers at approved rates or by transporting gas through its pipelines at approved rates to commercial and industrial customers that have purchased gas directly from other producers, brokers, or marketers. Total volumes of gas provided to both sales and transportation customers (throughput) were 209,344 MDth for the year ended December 31, 2003. Gas transported or sold to residential and commercial customers were 118,460 MDth representing 57% of throughput. Gas transported or sold to industrial and other contract customers were 90,884 MDth representing 43% of throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company has storage capacity at seven active underground gas storage fields, six liquefied petroleum air-gas manufacturing plants, and a propane cavern. The Company also contracts with ProLiance Energy, LLC (ProLiance or ProLiance Energy) to ensure availability of gas. ProLiance is an unconsolidated, nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). (See the discussion of Energy Marketing & Services below and Note 4 in the Company's consolidated financial statements included in "Item 8 Financial Statements and Supplementary Data" regarding transactions with ProLiance). Purchased natural gas is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements. Approximately 1,775,657 MCF of gas per day can be delivered during peak demand periods from all sources and for all utilities.

Gas Purchases

In 2003, the Company purchased 118,684 MDth volumes of gas at an average cost of $6.36 per Dth, substantially all of which was purchased from ProLiance, which buys the gas as an agent. The average cost of gas per Dth purchased for the last five years was: $6.36 in 2003; $4.57 in 2002; $5.83 in 2001; $5.60 in 2000; and
$3.58 in 1999.

Regulatory and Environmental Matters

See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's regulated environment and issues involving manufactured gas plants.

                            Electric Utility Services

At December 31, 2003, the Company supplied electric service to 135,098 Indiana customers, including 117,868 residential, 17,054 commercial, and 176 industrial and other customers. This represents customer base growth of 0.8% compared to 2002. In addition, the Company is obligated to provide for firm power commitments to four municipalities and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group.

The principal industries served include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2003, retail and firm wholesale electricity sales totaled 5,898,852 MWh, resulting in revenues of approximately $309.1 million. Residential customers accounted for 34% of 2003 revenues; commercial 27%; industrial and municipalities 37%; and other 2%. In addition, the Company sold 4,305,190 MWh through wholesale contracts in 2003, generating revenue, net of purchased power costs, of $26.5 million.

Generating Capacity

Installed generating capacity as of December 31, 2003, was rated at 1,351 MW. Coal-fired generating units provide 1,056 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW. New peaking capacity of 80 MW fueled by natural gas was added during 2002 and was available for the summer peaking season.

In addition to its generating capacity, in 2003, the Company had 32 MW available under firm contracts and 95 MW available under interruptible contracts. In October 2003, the Company executed a firm purchase supply contract for a maximum of 73MW for the peak cooling season months in each of the next three years.

The Company has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW. However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve import/export capability has been, and may continue to be, impacted because the Company, as a member of the Midwest Independent System Operator
(MISO), has turned over operational control over the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to the MISO. See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's participation in MISO.

Total load for each of the years 1999 through 2003 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of summer peak load      8/27/2003   8/5/2002   7/31/2001   8/17/2000   7/6/1999
                              ---------   --------   ---------   ---------   --------
Total load at peak (1)          1,272       1,258      1,234       1,212       1,255

Generating capability           1,351       1,351      1,271       1,256       1,256
Firm purchase supply               32          82         82          75           -
Interruptible contracts            95          95         95          95          95
-------------------------------------------------------------------------------------
Total power supply capacity     1,478       1,528      1,448       1,426       1,351
-------------------------------------------------------------------------------------

Reserve margin at peak            16%         21%        17%         18%          8%
-------------------------------------------------------------------------------------


(1) The total load at peak is increased 25 MW in 2003, 2002, 2001, and 1999 from the total load actually experienced. The additional 25 MW represents load that would have been incurred if summer cycler programs had not been activated. The 25 MW is also included in the interruptible contract portion of the Company's total power supply capacity. On the date of peak in 2000, summer cycler programs were not activated.

The winter peak load of the 2002-2003 season of approximately 948 MW occurred on January 27, 2003, and was 11% higher than the previous winter peak load of approximately 854 MW which occurred on March 4, 2002.

The Company maintains a 1.5% interest in the Ohio Valley Electric Corporation
(OVEC). The OVEC is comprised of several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy's (DOE) uranium enrichment plant near Portsmouth, Ohio. The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. At the present time, the DOE contract demand is essentially zero. Because of this decreased demand, the Company's 1.5% interest in the OVEC makes available approximately 32 MW of capacity, in addition to its generating capacity, for use in other operations. Such generating capacity is included in firm purchase supply in the chart above.

Fuel Costs and Purchased Power

Electric generation for 2003 was fueled by coal (99.3%) and natural gas (0.7%). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana coal mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren. Approximately 3.1 million tons of coal were purchased for generating electricity during 2003, of which substantially all was supplied by Vectren Fuels, Inc. from its mines and third party purchases. The average cost of coal consumed in generating electric energy for the years 1999 through 2003 follows:

                                 Year Ended December 31,
                   -------------------------------------------------------
Avg. Cost Per       2003       2002       2001        2000           1999
                   ------     ------     ------      ------         ------
Ton               $ 24.91    $ 23.50    $ 22.48     $ 22.49        $ 21.88
MWh                 11.93      11.00      10.53       10.39          10.13

The Company will also purchase power as needed from the wholesale market to supplement its generation capabilities in periods of peak demand; however, the majority of power purchased through the wholesale market is used to optimize and hedge the Company's sales to other wholesale customers. Volumes purchased in 2003 totaled 4,082,404 MWh.

Regulatory and Environmental Matters

See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's regulated environment, and a discussion of the Company's Clean Air Act Compliance Plan, and the settlement of USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act.

                                   Competition

See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding competition within the regulated utility industry for the Company's regulated Indiana and Ohio operations.

                                    Personnel

As of December 31, 2003, the Company and its consolidated subsidiaries had 1,547 employees, of which 884 are subject to collective bargaining arrangements.

In January 2004, the Company signed a five-year labor agreement, ending December 2008, with Local 1393 of the International Brotherhood of Electrical Workers and United Steelworkers of America locals 12213 and 7441. The agreement provides for annual wage increases of 3%, a multi-tiered health care plan in which the employees pay 12% to 16% of the premium, and pension enhancements for early retirees.

In August 2001, the Company signed a new four-year labor agreement, ending in September 2005, with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The new agreement provides for annual wage increases of 3.25%, a new 401(k) savings plan and improvements in the areas of health insurance and pension benefits.

Concurrent with the Company's purchase of the Ohio operations, VEDO and Local Union 175, Utility Workers Union of America approved a labor agreement effective November 2000 through October 2005. The agreement provides a 3.25% wage increase each year, and the other terms and conditions are substantially the same as the agreement reached between the Utility Workers Union and Dayton Power and Light Company in August of 2000.

In July 2000, SIGECO signed a four-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2004. The agreement provides a 3% wage increase for each year in addition to improvements in health care coverage, retirement benefits and incentive pay.

ITEM 2.  PROPERTIES

                              Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,290 acres of land with an estimated ready delivery from storage capability of 5.2 BCF of gas with maximum peak day delivery capabilities of 119,160 MCF per day. Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day. In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.2 BCF of storage with a maximum peak day delivery capability of 404,614 MCF per day. Indiana Gas has the ability to meet a total annual demand, utilizing all of its assets across various pipelines, of 131.1 BCF with a maximum peak day delivery capability of 1,068,740 MCF per day. Indiana Gas' gas delivery system includes 11,771 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields located in Indiana covering 6,070 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 124,748 MCF per day. In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.5 BCF of storage with a maximum peak day delivery capability of 18,699 MCF per day. SIGECO has the ability to meet a total annual demand, utilizing all of its assets across various pipelines, of
28.4 BCF with a maximum peak day delivery capability of 228,943 MCF per day. SIGECO's gas delivery system includes 3,026 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants and a cavern for propane storage, all of which are located in Ohio. The plants and cavern can store 7.5 million gallons of propane, and the plants can manufacture for delivery 51,047 MCF of manufactured gas per day. In addition to its propane delivery capabilities, the Ohio operations have contracted for 13.1 BCF of storage with a maximum peak day delivery capability of 280,667 MCF per day. The Ohio operations have the ability to meet a total annual demand, utilizing all of its assets across various pipelines, of 57.9 BCF with a maximum peak day delivery capability of 477,974 MCF per day. The Ohio operations' gas delivery system includes 5,216 miles of distribution and transmission mains, all of which are located in Ohio.

                            Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2003, was rated at 1,351 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 150 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown 3 Gas Turbine located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65
MW); two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW; and a new 80 MW turbine also located at the Brown station (Brown Unit 4) placed into service in 2002. The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil. Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 830 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,235.9 megavolt amperes (Mva). The electric distribution system includes 3,224 pole miles of lower voltage overhead lines and 289 trench miles of conduit containing 1,622 miles of underground distribution cable. The distribution system also includes 92 distribution substations with an installed capacity of 1,901.7 Mva and 51,417 distribution transformers with an installed capacity of 2,368.6 Mva.

SIGECO owns utility property outside of Indiana approximating eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

                         Property Serving as Collateral

SIGECO's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932, between SIGECO and Bankers Trust Company, as Trustee, and Deutsche Bank, as successor Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 and Note 9 of its consolidated financial statements included in "Item 8 Financial Statements and Supplementary Data" regarding the Clean Air Act and related legal proceedings. Legal proceedings regarding the Culley generating station's compliance with the Clean Air Act were substantially resolved during 2003.

ITEM 4.  Submission of Matters to Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

                                  Common Stock

Market Price

All of the outstanding shares of VUHI's common stock are owned by Vectren. VUHI's common stock is not traded. There are no outstanding options or warrants to purchase VUHI's common equity or securities convertible into VUHI's common equity. Additionally, VUHI has no plans to publicly offer any of its common equity.

Dividends Paid to Parent

During 2003, VUHI paid dividends to its parent company of $18.0 million in the first quarter, $18.2 million in the second quarter, $20.7 million in the third quarter, and $21.1 million in the fourth quarter.

During 2002, VUHI paid dividends to its parent company of $17.3 million in the first quarter, $16.7 million in the second quarter, $17.8 million in the third quarter, and $17.9 million in the fourth quarter.

On January 28, 2004, the board of directors declared a $19.9 million dividend, payable to Vectren on March 1, 2004.

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

                                             Price Range
                                    -----------------------------
2003                                    High            Low
----                                -------------   -------------
     First Quarter                      $ 26.60         $ 25.76
     Second Quarter                       27.80           25.69
     Third Quarter                        27.05           25.86
     Fourth Quarter                       27.16           26.00

2002
     First Quarter                      $ 25.60         $ 24.50
     Second Quarter                       25.40           24.50
     Third Quarter                        25.95           24.80
     Fourth Quarter                       26.08           25.15

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K. Operating revenues for the years ended December 31, 2002, through December 31, 1999, have been reclassified to reflect the adoption of EITF 03-11. Total assets as of December 31, 2002, also reflect a reclassification for the adoption of SFAS 143. See Note 11 and Note 2 to the consolidated financial statements for further information on the adoption of EITF 03-11 and SFAS 143, respectively, included under Item 8 "Financial Statements and Supplementary Data." The following selected financial data also gives effect to the transfer of certain information technology systems and related assets and buildings from other entities within Vectren's consolidated group to VUHI that was effective January 1, 2003. The transfer required retroactive restatement of VUHI's consolidated financial statements for all periods presented under accounting rules governing combinations of entities under common control.

                                                         Year Ended December 31,
--------------------------------------------------------------------------------------------
(In millions)                              2003       2002     2001(1)   2000(2,3)    1999
--------------------------------------------------------------------------------------------
Operating Data:
Operating revenues                      $ 1,448.8  $ 1,236.9  $ 1,328.3  $ 1,129.9  $  794.9
Operating income                            199.0      207.7      131.4      136.1     109.0
Income before cumulative effect
  of change in accounting principle          85.6       97.1       43.7       55.9      75.4
Net income                                   85.6       97.1       44.8       55.9      75.4

Balance Sheet Data:
Total assets                            $ 2,925.1   $2,780.4  $ 2,489.3  $ 2,509.0  $1,667.7
Redeemable preferred stock                    0.2        0.3        0.5        8.1       8.2
Long-term debt-net of current
  maturities & debt subject to tender       960.5      841.2      900.9      572.6     450.1
Common shareholder's equity                 979.8      768.6      738.9      624.3     627.0

(1) Merger and integration related costs incurred for the year ended December 31, 2001, totaled $2.8 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities. As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million for the year ended December 31, 2001. In total, merger and integration related costs incurred for the year ended December 31, 2001, were $12.4 million ($7.7 million after tax).

     The Company incurred restructuring charges of $15.0 million, ($9.3 million after tax) relating to employee severance, related benefits and other employee related costs, lease termination fees related to duplicate facilities, and consulting and other fees.

(2) Merger and integration related costs incurred for the year ended December 31, 2000, totaled $32.7 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities. As a result of merger integration activities, management identified certain information systems to be retired in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $11.4 million for the year ended December 31, 2000. In total, merger and integration related costs incurred for the year ended December 31, 2000, were $44.1 million ($31.6 million after tax).

(3)  Reflects two months of results of the Ohio operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

             Executive Summary of Consolidated Results of Operations

In 2003, Utility Group earnings were $85.6 million as compared to $97.1 million in 2002 and $44.8 million in 2001. The $11.5 million decrease occurring in 2003 compared to 2002 was primarily due to increased operating expenses and the write-off of investments, partially offset by increased wholesale power margins and retail electric rate recovery related to NOx compliance expenditures and related operating expenses.

Utility Group earnings increased $52.3 million in 2002 compared to 2001. The year ended December 31, 2001, included nonrecurring merger, integration, and restructuring costs and other nonrecurring items totaling $15.9 million after tax. The increase also reflects improved margins and lower operating costs. These resulted from favorable weather and lower gas prices and the related reduction in costs incurred in 2001. Weather increased utility earnings by an estimated $11 million.

VUHI generates revenue primarily from the delivery of natural gas and electric service to its customers. The primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. Results are impacted by weather patterns in its service territory and general economic conditions both in its service territory as well as nationally.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company's SEC filings.

                           Nonrecurring Items in 2001

Merger & Integration Costs

Merger and integration related costs incurred during 2001 totaled $2.8 million. These costs relate primarily to transaction costs, severance, and other merger and acquisition integration activities. As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million for the year ended December 31, 2001. In total, merger and integration related costs incurred during 2001 were $12.4 million ($7.7 million after tax). Merger and integration activities resulting from the 2000 merger forming Vectren were completed in 2001.

Restructuring Costs

As part of continued cost saving efforts, in June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $10.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $4.2 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company incurred restructuring charges of $15.0 million ($9.3 million after tax) in 2001. These charges were comprised of $7.6 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $3.4 million for consulting and other. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur.

Cumulative Effect of Change in Accounting Principle

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001, was an earnings gain of approximately $1.8 million ($1.1 million after tax) recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Income.

                            Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas sold. Electric Utility margin is calculated as Electric utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, Taxes other than income taxes, Merger and integration costs, and Restructuring costs, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of operating performance than, operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to industrial and other contract customers is impacted by overall economic conditions. In general, margin is not sensitive to variations in gas or fuel costs. It is, however, impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of fluctuation in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)

Gas Utility margin and throughput by customer type follows:

                                                Year Ended December 31,
--------------------------------------------------------------------------
(In millions)                                    2003      2002      2001
--------------------------------------------------------------------------
   Residential                                 $ 225.3   $ 217.1   $ 201.9
   Commercial                                     65.0      65.5      57.7
   Contract                                       50.5      50.5      48.4
   Other                                           9.0       4.1       2.7
--------------------------------------------------------------------------
     Total gas utility margin                  $ 349.8   $ 337.2   $ 310.7
==========================================================================
Sold & transported volumes in MMDth:
   To residential & commercial customers         118.5     111.9     102.2
   To contract customers                          90.8      95.8      97.2
--------------------------------------------------------------------------
     Total throughput                            209.3     207.7     199.4
==========================================================================

Gas Utility margin for the year ended December 31, 2003, of $349.8 million increased $12.6 million, or 4%, compared to 2002. It is estimated that weather near normal for the year and 6% cooler than the prior year, contributed $8 million in increased residential and commercial margin and was the primary contributor to increased throughput. The remaining increase is primarily attributable to $4.5 million in higher utility receipts and excise taxes on higher gas costs and volumes sold and $1.8 million in recovery of Ohio customer choice implementation costs. These increases are partially offset by the negative effect of high gas prices on customer usage.

Gas Utility margin for the year ended December 31, 2002, of $337.2 million increased $26.5 million, or 9%, compared to 2001. The increase is primarily due to weather 7% cooler for the year and 31% cooler in the fourth quarter. Rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the Percent of Income Payment Plan rider affecting Ohio customers, decreased gas costs, and customer growth of over one percent also contributed. It is estimated that weather contributed $10 million to the increase in Gas Utility margin, various rate recovery riders in Ohio contributed $7 million, and other items, including the impact of lower gas costs and customer growth, contributed $9 million. The effect of cooler weather was the primary factor driving an overall 4% increase in total throughput.

As noted above, gas cost fluctuations have impacted customer usage during the years ended December 31, 2003, 2002, and 2001. The average cost per dekatherm of gas purchased in those years was $6.36 in 2003, $4.57 in 2002, and $5.83 in 2001.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)

Electric Utility margin by revenue type follows:

                                                   Year Ended December 31,
------------------------------------------------------------------------------
(In millions)                              2003          2002           2001
------------------------------------------------------------------------------
Residential & commercial                 $ 141.1       $ 145.7        $ 134.4
Industrial                                  53.5          54.9           49.6
Municipalities & other                      20.1          16.9           16.8
------------------------------------------------------------------------------
  Total retail & firm wholesale            214.7         217.5          200.8
Asset optimization                          18.3          12.7           19.1
------------------------------------------------------------------------------
    Total electric utility margin        $ 233.0       $ 230.2        $ 219.9
==============================================================================

Retail & Firm Wholesale Margin
For the year ended December 31, 2003, margin from serving native load and firm wholesale customers was $214.7 million, a decrease of $2.8 million when compared to 2002. It is estimated that summer weather 19% cooler than normal and 34% cooler than last year caused an $8 million decrease in residential and commercial margin. The estimated effect of weather was partially offset by a $7.1 million increase in retail electric rates related to recovery of NOx compliance expenditures and related operating expenses. A slowly recovering economy continued to negatively impact industrial sales which decreased $1.4 million compared to 2002. As a result primarily of the mild weather and slow economic conditions, retail and firm wholesale volumes sold decreased 5% to 5.90 GWh in 2003 compared to 6.19 GWh in 2002. Volumes sold in 2001 were 5.82 GWh. The current year decrease in native load and firm wholesale margin has been offset by increased optimization margin as more fully described below.

For the year ended December 31, 2002, margin from serving native load and firm wholesale customers increased $16.7 million or 8%, when compared to 2001. The increase results primarily from the effect on residential and commercial sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 27% warmer than 2001 and 23% warmer than normal. In addition to weather, 2002 was positively affected by increased industrial and other wholesale volumes and rate recovery related to NOx compliance expenditures as the expenditures are made pursuant to a rate recovery rider approved by the IURC in August 2001. As a result of warmer weather and increased volumes sold, native load and firm wholesale volumes sold increased 6%. It is estimated that weather contributed $7 million to the increase in electric utility margin, and the increased industrial and other wholesale volumes and the NOx recovery rider contributed $8 million.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of these contracts are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk.

Following is a reconciliation of asset optimization activity:

                                                    Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                                      2003        2002      2001
-------------------------------------------------------------------------------
Beginning of Year Net Asset Optimization
    Position                                      $ (0.7)     $ 3.3     $    -

Statement of Income Activity

  Cumulative effect at adoption of SFAS 133            -          -        1.8
  Mark-to-market gains (losses) recognized           0.7       (3.6)       1.5
  Realized gains recognized                         17.6       16.3       17.6
-------------------------------------------------------------------------------
     Net activity in electric utility margin        18.3       12.7       19.1
-------------------------------------------------------------------------------
Net cash received & other adjustments              (18.0)     (16.7)     (17.6)
-------------------------------------------------------------------------------
End of Year Net Asset Optimization Position       $ (0.4)     $(0.7)    $  3.3
===============================================================================
  Included in:
     Prepayments & other current assets           $  2.4      $ 3.5     $  6.1
     Accrued liabilities                            (2.8)      (4.2)      (2.8)

For the years ended December 31, 2003, 2002, and 2001, volumes sold into the wholesale market were 4.3 GWh, 10.7 GWh, and 3.4 GWh respectively, while volumes purchased were 4.1 GWh in 2003, 10.3 GWh in 2002, and 2.9 GWh in 2001. A portion of volumes purchased in the wholesale market is used to serve native load and firm wholesale customers, and in 2003, greater amounts of purchased power have been required for native load due to scheduled outages, which has reduced capacity available for optimization. Additionally, volumes sold and purchased were lower in 2003 compared to 2002 due to a shorter term focus in hedging and optimization strategies. While volumes both sold and purchased in the wholesale market have decreased during 2003, margin from optimization activities has increased compared to 2002 due primarily to price volatility. Despite the increased volumes in 2002, margins were lower in 2002 compared to 2001 due to reduced price volatility.

In July 2003, the EITF released EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3" (EITF 03-11). EITF 03-11 states that determining whether realized gains and losses on physically settled derivative contracts should be reported in the Statement of Income on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. The EITF contains a presumption that net settled derivative contracts should be reported net in the Statement of Income. The Company adopted EITF 03-11 as required on October 1, 2003.

After considering the facts and circumstances relevant to the asset optimization portfolio, the Company believes presentation of these optimization activities on a net basis is appropriate and has reclassified purchase contracts and mark-to-market activity related to optimization activities from Purchased electric energy to Electric utility revenues. Prior year financial information has also been reclassified to conform to this net presentation.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

                                                   Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                             2003           2002            2001
-------------------------------------------------------------------------------
Activity related to:
  Sales contracts                       $ 152.8        $ 302.8         $ 101.4
  Purchase contracts                     (127.0)        (275.9)          (74.3)
  Mark-to-market gains (losses)             0.7           (3.6)            1.5
-------------------------------------------------------------------------------
  Net asset optimization revenue           26.5           23.3            28.6
-------------------------------------------------------------------------------
  Fuel for electric generation             (8.2)         (10.6)           (9.5)
-------------------------------------------------------------------------------
  Asset optimization margin             $  18.3        $  12.7         $  19.1
===============================================================================

Operating Expenses

Other Operating

For the year ended December 31, 2003, other operating expenses increased $11.5 million compared to 2002. The increase is principally caused by increased distribution, plant, and transmission operating expenses; power plant and other maintenance; customer service initiatives; higher insurance premiums; and prior year insurance recoveries. In addition, operating expenses reflect $1.8 million in amortization of Ohio choice implementation costs, which are recovered through increased gas utility margin. The increase in operating expenses was partially offset by the impact of an Ohio regulatory order. The order allows the deferral and recovery of uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates in 2003.

Other operating expenses decreased $13.5 million for the year ended December 31, 2002, when compared to 2001. The decrease results primarily from lower gas prices and the related reduction in costs incurred in 2001. Specific expenses affected by increased gas costs in 2001 were uncollectible accounts expense of $3.4 million and contributions to low income heating assistance programs of $2.0 million. Insurance recovery in 2002 of $2.8 million of certain maintenance costs incurred in 2001 also contributed to the decrease.

Depreciation & Amortization

For the year ended December 31, 2003, depreciation and amortization increased $7.2 million compared to 2002 due to additions to utility plant. Increased depreciation expense reflects depreciation of utility plant placed into service including a full year for a gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, customer system upgrades, and other upgrades to existing transmission and distribution facilities.

Depreciation and amortization decreased $7.2 million for the year ended December 31, 2002, when compared to 2001. The decrease results from $9.6 million of expense recognized in 2001 related to assets which had useful lives shortened as a result of the merger. The discontinuance of goodwill amortization as required by SFAS 142, which approximated $4.9 million in 2001, also contributed to the decrease. These decreases were offset somewhat by depreciation of utility plant and non-utility property additions.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.9 million in 2003 compared to 2002. Higher utility receipts and excise taxes of $4.5 million were recognized in 2003 due to higher gas prices and more volumes sold compared to 2002. The remaining increase results principally from higher property taxes.

Taxes other than income taxes decreased $0.9 million in 2002 compared to 2001 as a result of lower revenues subject to the Indiana utility receipts tax.

Other Income (Expense)

Other - net

Other - net decreased $2.3 million in 2003 compared to 2002 and increased $1.5 million in 2002 compared to 2001. The 2003 decrease is primarily due to the $3.9 million write-off of notes receivable and preferred equity investments in BABB International (BABB), an entity that processed fly ash into building materials. The 2002 increase results primarily from gains recognized from the sale of excess emission allowances and other assets.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates increased $1.3 million in 2002 compared to 2001 principally due to increased losses and increased preferred ownership in BABB. The smaller loss recognized in 2003 results from the write-off of the BABB investment.

Interest Expense

Interest expense decreased $3.0 million in 2003 compared to 2002 and decreased $1.6 million in 2002 compared to 2001. The 2003 decrease reflects the impact of permanent financing completed in the third quarter of 2003. Lower average interest rates on adjustable rate debt also contributed to the decreases in 2003 and 2002.

Income Taxes

For the year ended December 31, 2003, federal and state income taxes increased $4.8 million in 2003 compared to 2002 and increased $25.5 million in 2002 compared to 2001. The 2003 increase results primarily from an increased effective tax rate that reflects an increase in the Indiana state income tax rate from 4.5 % to 8.5% and other changes in the effective tax rate recognized in 2002. The increase in 2002 compared to 2001 is principally due to higher pre-tax earnings.

                                   Competition

The utility industry has undergone dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Currently, several states, including Ohio, have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation allows gas customers to choose their commodity supplier. The Company implemented a choice program for its gas customers in Ohio in January 2003. Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting large volume customers to choose their commodity supplier.

                             Other Operating Matters

The FERC approved the Midwest Independent System Operator (MISO) as the nation's first regional transmission organization. Regional transmission organizations place public utility transmission facilities in a region under common control. The MISO is committed to reliability, the nondiscriminatory operation of the bulk power transmission system, and to working with all stakeholders to create cost-effective and innovative solutions. The Carmel, Indiana, based MISO began operations in December 2001 and serves the electrical transmission needs of much of the Midwest. In December 2001, the IURC approved the Company's request for authority to transfer operational control over its electric transmission facilities to the MISO. That transfer occurred on February 1, 2002.

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

As a result of MISO's operational control over much of the Midwestern electric transmission grid, including SIGECO's transmission facilities, SIGECO's continued ability to import power, when necessary, and export power to the wholesale market may be impacted. Given the nature of MISO's policies regarding use of transmission facilities, as well as ongoing FERC initiatives, it is difficult to predict the impact on operational reliability. The potential need to expend capital for improvements to the transmission system, both to SIGECO's facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements. Such expenditures may be significant.

                              Environmental Matters

The Company is subject to federal, state, and local regulations with respect to environmental matters, principally air, solid waste, and water quality. Pursuant to environmental regulations, the Company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build. Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), and nitrogen oxide (NOx). Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, the Company is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. The Company intends to comply with all applicable governmental regulations, but will contest any regulation it deems to be unreasonable or impossible with which to comply.

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .141 lbs./MMBTU by May 31, 2004, (the compliance date). This is a 65% reduction in emission levels.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing NOx emissions where high removal efficiencies are required.


The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8 percent return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through December 31, 2003, $145.2 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

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

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions; o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

Information Request

On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Indiana Gas has identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. The total costs, net of other PRP involvement and insurance recoveries, that may be incurred in connection with further investigation, and if necessary, remedial work at the four SIGECO sites cannot be determined at this time.

                           Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the IURC. The retail gas operations of the Ohio operations are subject to regulation by the PUCO.

All metered gas rates in Indiana contain a gas cost adjustment (GCA) clause, and all metered gas rates in Ohio contain a gas cost recovery (GCR) clause. GCA and GCR clauses allow the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Rate structures in the Company's territories do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

GCA, GCR, and FAC procedures involve periodic filings and IURC and PUCO hearings to establish the amount of price adjustments for a designated future period. The procedures also provide for inclusion in later periods of any variances between the estimated cost of gas, cost of fuel, and net energy cost of purchased power and actual costs incurred. The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers.

The IURC has also applied the statute authorizing GCA and FAC procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test. For the recent past, the earnings test has not affected the Company's ability to recover costs, and the Company does not anticipate the earnings test will restrict recovery in the near future.

Ohio Uncollectible Accounts Expense Tracker

On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible account expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and accordingly reversed previously established reserves and recorded a regulatory asset for the difference, totaling $3.0 million.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty which VEDO does not oppose. A hearing has been held, and based on its audit report, the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has submitted testimony to support an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

Recovery of Purchased Power

As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2004, and discussions regarding further extension of the settlement term are ongoing. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

Regulatory Initiatives

In addition to the timely recovery of incremental NOx environmental expenditures discussed above, the Company is pursuing base rate cases in its three gas territories. The last general rate increase for VEDO and Indiana Gas was in 1992, and was in 1996 for SIGECO gas.

The Company is currently in a collaborative dialogue with the OUCC regarding SIGECO's existing gas rates. If an agreement is reached between the parties as a result of that process, it will be subject to review and approval by the IURC.

The Company expects to file a base rate case for Indiana Gas' territory during the first quarter of 2004 and for VEDO in the second quarter of 2004. Additionally, as part of the rate case process, the Company is pursuing authority for recovery of the costs to comply with the Pipeline Safety Act of 2002 and for regulatory authority to amortize periodic expense incurred to overhaul its electric turbines. The timing and ultimate outcome of any of these regulatory initiatives is uncertain.

                          Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Certain estimates used in the financial statements are subjective and use variables that require judgment. These include the estimates to perform goodwill and other asset impairments tests. The Company makes other estimates in the course of accounting for unbilled revenue, the effects of regulation, and intercompany allocations that are critical to the Company's financial results but that are less likely to be impacted by near term changes. Other estimates that significantly affect the Company's results, but are not necessarily critical to operations, include depreciation of utility and non-utility plant, the valuation of derivative contracts, and the allowance for doubtful accounts, among others. Actual results could differ from these estimates.

Goodwill

Pursuant to SFAS No. 142, the Company performed an initial impairment analysis of its goodwill, all of which resides in the Gas Utility Services operating segment. Also consistent with SFAS 142, goodwill is tested for impairment annually at the beginning of the year and more frequently if events or circumstances indicate that an impairment loss has been incurred. Impairment tests are performed at the reporting unit level which the Company has determined to be consistent with its Gas Utility Services operating segment as identified in Note 14 to the consolidated financial statements. An impairment test performed in accordance with SFAS 142 requires that a reporting unit's fair value be estimated. The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill. The estimated fair value was in excess of the carrying amount in both 2003 and 2002 and therefore resulted in no impairment.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows. A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment's fair value also would have resulted in no impairment charge in 2003 or 2002.

Impairment Review of Investments

The Company has investments in unconsolidated affiliated and notes receivable convertible into equity interests. When events occur that may cause one of these investments to be impaired, the Company performs an impairment analysis. An impairment analysis of notes receivable usually involves the comparison of the investment's estimated free cash flows to the stated terms of the note. An impairment analysis of equity method investments involves comparison of the investment's estimated fair value to its carrying amount. Fair value is estimated using primarily discounted cash flow analyses. Calculating free cash flows and fair value is subjective and requires significant judgment in growth assumptions, longevity of cash flows, and discount rates (for fair value calculations). As a result of such tests, a $3.9 million dollar write-off of the BABB investments resulted in 2003.

Unbilled Revenues

To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period. The Company uses actual units billed during the month to allocate unbilled units. Those allocated units are multiplied by rates in effect during the month to calculate unbilled revenue at balance sheet dates. While certain estimates are used in the calculation of unbilled revenue, the method these estimates are derived from is not subject to near-term changes.

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates. This review involves judgment and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Based on the Company's current review, it believes its regulatory assets are probable of recovery. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets. In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Intercompany Allocations

Support Services

Vectren and certain subsidiaries of Vectren provide corporate, general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. The allocation methodology is not subject to near term changes.

Pension and Other Postretirement Obligations

Vectren satisfies the future funding requirements of its pension and other postretirement plans and the payment of benefits from general corporate assets. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date, which occurs on September 30. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the FAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. Management believes these direct charges when combined with benefit-related corporate charges discussed in "support services" above approximate costs that would have been incurred if the Company accounted for benefit plans on a stand-alone basis.

Vectren estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of pension and postretirement plans. Vectren used the following weighted average assumptions to develop 2003 periodic benefit cost: a discount rate of 6.75%, an expected return on plan assets before expenses of 9.0%, a rate of compensation increase of 4.25%, and a health care cost trend rate of 10% in 2003 declining to 5% in 2006. During 2003, Vectren reduced the discount rate and rate of compensation increase by 75 basis points to value 2003 ending pension and postretirement obligations due to a decline in benchmark interest rates. The Company also lengthened to 2009 the time in which the health care trend rate declines to 5% primarily due to increases in healthcare costs. In addition, the Company reduced its 2004 expected return on plan assets 50 basis points from that used to estimate 2003 expense due to recent lower investment returns and lower interest rates. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits that are allocated to VUHI and its subsidiaries.

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

The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. As of December 31, 2003, and 2002, such removal costs approximated $229 million and $210 million, respectively. In 2002, the cost of removal has been included in Other removal costs, which is in noncurrent liabilities. In 2003, the Company re-characterized other removal costs to Regulatory liabilities upon adoption of SFAS 143.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations or financial condition.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, the standard was effective for all other financial instruments at the beginning of the Company's third quarter of 2003. In October 2003, the FASB issued further guidance regarding mandatorily redeemable stock which is effective January 1, 2004, for the Company. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. The adoption of SFAS 150 on January 1, 2004, did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46/46-R (Revised in December 2003)

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46-R). FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. Although management is still evaluating the impact of FIN 46 and related Staff Positions on its financial position and results of operations, the adoption is not expected to have a material effect.

Staff Accounting Bulletin No. 104

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary and conforms the interpretive material retained because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's adoption of the standard did not have an impact on its revenue recognition policies.

     United States Securities and Exchange Commission (SEC) Informal Inquiry

As more fully described in the 2002 consolidated financial statements, the Company restated its annual consolidated financial statements for 2000 and 2001, and its 2002 quarterly results. The Company received an informal inquiry from the SEC with respect to this restatement. In response, the Company met with the SEC staff and provided information in response to their requests, with the most recent response provided on July 26, 2003.

                               Financial Condition

Within Vectren's consolidated group, VUHI, the parent company, funds short-term and long-term financing needs of the utility group operations. Vectren does not guarantee VUHI's debt. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. VUHI's long-term and short-term obligations outstanding at December 31, 2003, totaled $550.0 million and $184.4 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2003, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. In July 2003, Standard and Poor's reaffirmed its ratings, and Moody's reaffirmed its ratings on VUHI's senior unsecured debt. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at December 31, 2003, and 2002, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures for NOx compliance equipment at SIGECO and to further strengthen the Company's capital structure and the capital structures of its utility subsidiaries, the Company has completed certain financing transactions as more fully described in the discussion of financing activity below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities decreased during the year ended December 31, 2003, compared to 2002 by $108.4 million and increased $92.3 million in 2002 compared to 2001. The primary reason for these changes was favorable changes in working capital accounts occurring in 2002 due to lower gas prices in that year and higher gas prices in 2003 and 2001. In 2003, the decrease was partially offset by increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow provided by financing activities of $64.5 million for the year ended December 31, 2003, includes the effects of the permanent financing executed during the current year in which approximately $407 million in capital contributions from Vectren, third party debt proceeds, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. Common stock dividends have increased in 2003 compared to 2002.

Cash flow required for financing activities of $53.6 million for the year ended December 31, 2002, includes increased borrowings due to financing a portion of capital expenditures for NOx compliance temporarily with short-term borrowings. Cash flow provided by financing activities of $33.9 million for the year ended December 31, 2001, includes $38.1 million of reductions in borrowings and preferred stock and $91.6 million in dividends paid to Vectren, offset by additional capital contributions of $164.4 million. During 2001, $508.4 million of net proceeds from Vectren capital contributions and debt issuances were utilized to pay down short-term borrowings and strengthen VUHI's balance sheet.

VUHI Debt Issuance
In March 2003, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of authorized but previously unissued shares of common stock as well as senior unsecured notes of VUHI. In July 2003, VUHI issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche was 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche was 15-year notes due August 2018 with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

The notes are guaranteed by VUHI's three public utilities: SIGECO, Indiana Gas, and VEDO. These guarantees are full and unconditional and joint and several. In addition, they have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2013 Notes and 25 basis points for the 2018 Notes.

Shortly before these issues, VUHI entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash, which was recorded as a regulatory liability pursuant to existing regulatory orders. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million and were used to repay short-term borrowing and to retire long-term debt with higher interest rates.

Additional Capital Contributions
During 2003, the Company received a $204.1 million equity contribution from Vectren. Vectren funded $163.2 million of the contribution with proceeds from an offering of its common stock, $35.0 million was funded by Vectren's nonregulated operations, and $5.9 million was funded by new share issues from Vectren's dividend reinvestment plan. These proceeds were used by VUHI and VUHI's subsidiaries to repay short-term borrowings and to retire long-term debt with higher interest rates.

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

Permanent Financing for the Ohio Operations Purchase
In January 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of authorized but previously unissued shares of common stock. In February 2001, the registration became effective. The net proceeds from the sale of common stock totaled $129.4 million. These proceeds were contributed to VUHI as an additional capital contribution.

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

Both issues are guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees are full and unconditional and joint and several. In addition, these issues have no sinking fund requirements, and interest payments are due quarterly for the October Notes and semi-annually for the December Notes. The October Notes are due October 2031, but may be called by the Company, in whole or in part, at any time after October 2006 at 100% of the principal amount plus any accrued interest thereon. The December Notes are due December 2011, but may be called by the Company, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 25 basis points.

The net proceeds from the sale of the senior notes and settlement of hedging arrangements totaled $344.0 million.

The proceeds received from the capital contribution and debt issuance were used to refinance interim borrowing arrangements used to purchase the Ohio operations.

Other Financing Transactions
Other Company long-term debt totaling $18.5 million in 2003, $6.5 million in 2001, and $7.6 million in 2001 was retired as scheduled.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as Long-term debt subject to tender. During 2003, the Company re-marketed $4.6 million of the bonds through 2020 at a 4.5% fixed interest rate and remarketed $22.0 million of the bonds through 2030 at a 5.0% fixed interest rate. The bonds are now classified in Long-term debt.

Additionally, during 2003, the Company re-marketed $22.5 million of first mortgage bonds subject to interest rate exposure on a long term basis. The $22.5 million of mortgage bonds were remarketed through 2024 at a 4.65% fixed interest rate.

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

Investing Cash Flow

Cash required for investing activities of $236.1 million for the year ended December 31, 2003, includes $235.0 million of requirements for capital expenditures. Investing activities for 2002 were $218.7 million. The increase occurring in 2003 principally results from higher capital expenditures.

Cash required for investing activities of $218.7 million for the year ended December 31, 2002, includes $217.3 million of requirements for capital expenditures. Investing activities for 2001 were $215.3 million. The $3.4 million increase occurring in 2002 is principally the result of additional capital expenditures for NOx compliance and investments in deferred compensation funding arrangements, offset by proceeds received from intercompany notes receivable.

Available Sources of Liquidity

At December 31, 2003, the Company has $351 million of short-term borrowing capacity, of which approximately $166 million is available.

Beginning in 2003, Vectren began issuing new shares to satisfy dividend reinvestment plan requirements. During 2003, proceeds of $5.9 million generated by the dividend reinvestment plan were contributed to VUHI. Management estimates such new share issues will add similar liquidity to support VUHI's operations in succeeding years.

Potential & Future Uses of Liquidity

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2003:

------------------------------------------------------------------------------------
(In millions)                  2004      2005     2006     2007     2008  Thereafter
------------------------------------------------------------------------------------
Long-term debt (1)            $ 15.0    $   -    $   -    $ 6.5     $ -     $ 972.0
Short-term debt                185.2        -        -        -       -           -
Commodity firm purchase
  commitments                  105.8     29.3        -        -       -           -
Utility & nonutility plant
  purchase commitments (2)      96.8     19.7      1.3        -       -           -
------------------------------------------------------------------------------------
    Total                     $402.8    $49.0    $ 1.3    $ 6.5     $ -     $ 972.0
====================================================================================

(1) Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2003 (in millions) is $13.5 in 2004, $10.0 in 2005, $53.7 in 2006, $20.0 in 2007, zero in 2008, and $120.0 thereafter.

(2)  The settlement period of these obligations is estimated.

Planned Capital Expenditures

The timing and amount of capital expenditures, including contractual purchase commitments discussed above, for the five-year period 2004 - 2008 are estimated as follows (in millions): $252.9 in 2004, $213.8 in 2005, $222.9 in 2006, 216.4 in 2007, and $233.6 in 2008. Included in planned capital expenditures for NOx compliance is (in millions) $77.4 in 2004, $19.7 in 2005, and $3.6 in 2006

Pension and Postretirement Funding Obligations

Vectren has not made significant contributions to its qualified pension plans in recent years. Due to recent market performance, it is likely to be necessary for Vectren to make contributions to benefits plans in the coming years. Management currently estimates that qualified pension plans will require Company contributions of approximately $5 million in 2004 and approximately $10 million in 2005. VUHI may be called upon to fund a portion of these contributions.

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

o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in our credit rating, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk management program includes, among other things, the use of derivatives.

The Company also executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and optimizing its generation assets.

Commodity Price Risk

The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.

Electric sales and purchases in the wholesale power market and electric sales to certain municipalities and large industrial customers are exposed to commodity price risk associated with fluctuating commodity prices.

The Company's wholesale power marketing activities include asset optimization activities that manage the utilization of available electric generating capacity by entering into energy contracts that commit the Company to purchase and sell electricity in the future. Commodity price risk results from forward positions that commit the Company to deliver electricity. The Company mitigates price risk exposure with planned unutilized generation capability and offsetting forward purchase contracts. The Company accounts for asset optimization contracts that are derivatives at fair value with the offset marked to market through earnings.

Sales to certain municipalities and large industrial customers are executed to meet customer demand. Price risk from forward positions obligating the Company to deliver commodities is mitigated using generating capability, and offsetting forward purchase contracts. These contracts are expected to be settled by physical receipt or delivery of the commodity.

Market risk resulting from commodity contracts is measured by management using the potential impact on pre-tax earnings caused by the effect a 10% adverse change in forward commodity prices might have on market sensitive derivative positions outstanding on specific dates. For the years ended December 31, 2003, and 2002, a 10% adverse change in forward commodity prices would have decreased earnings by $3.0 million and $1.7 million, respectively, based upon open positions existing on the last day of those years.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company's risk management objective is for between 20% and 30% of its total debt to be exposed to short-term interest rate volatility. However, there are times when this targeted range of interest rate exposure may not be attained. To manage this exposure, the Company may use derivative financial instruments. At December 31, 2003, such debt obligations, as affected by designated interest rate swaps, represented 16% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility. During 2003 and 2002, the weighted average combined borrowings under these arrangements were $226.9 million and $234.3 million, respectively. At December 31, 2003, and 2002, combined borrowings under these arrangements were $185.2 million and $319.5 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2003, and 2002, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $2.3 million in both years.

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

Although the Company's regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements; increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas; and some level of price sensitive reduction in volumes sold. The Company mitigates these risks by executing derivative contracts that manage the price of forecasted natural gas purchases. These contracts are subject to regulation, which allows for reasonable and prudent hedging costs to be recovered through rates. When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

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

The board of directors of VUHI's parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors, and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren Corporation's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/s/ Niel C. Ellerbrook
----------------------------------
Niel C. Ellerbrook
Chairman & Chief Executive Officer
February 12, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Vectren Utility Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Vectren Utility Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Utility Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2-H, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." As discussed in Note 2-G, effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangibles." As discussed in
Note 11, effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

As discussed in Note 11, in 2003 the Company adopted EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and "Not Held for Trading Purposes" as Defined in Issue No. 02-3." Amounts for the years 2002 and 2001 have been reclassified in the accompanying statements of income to conform to this new method of presentation.


/s/ DELOITTE & TOUCHE LLP
----------------------------
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 12, 2004

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                           At December 31,
-------------------------------------------------------------------------------
                                                         2003            2002
-------------------------------------------------------------------------------
                ASSETS

Current Assets
   Cash & cash equivalents                           $     8.1        $    10.5
   Accounts receivable - less reserves of $3.1 &
       $5.5, respectively                                114.0            131.9
   Receivables due from other Vectren companies            1.7             56.3
   Accrued unbilled revenues                             128.7            112.7
   Inventories                                            55.1             56.0
   Recoverable fuel & natural gas costs                   20.3             19.3
   Prepayments & other current assets                    131.3             81.3
-------------------------------------------------------------------------------
     Total current assets                                459.2            468.0
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                        3,250.7          3,042.2
  Less:  accumulated depreciation & amortization       1,247.0          1,179.0
-------------------------------------------------------------------------------
     Net utility plant                                 2,003.7          1,863.2
-------------------------------------------------------------------------------

Investments in unconsolidated affiliates                   1.8              2.4
Other investments                                         20.6             21.9
Non-utility property - net                               141.3            139.2
Goodwill - net                                           205.0            205.0
Regulatory assets                                         89.6             75.8
Other assets                                               3.9              4.9
-------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 2,925.1        $ 2,780.4
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                             At December 31,
-------------------------------------------------------------------------------
                                                           2003           2002
-------------------------------------------------------------------------------
       LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                    $    63.0      $    74.8
   Accounts payable to affiliated companies                 80.3           85.6
   Payables to other Vectren companies                      13.3           69.8
   Accrued liabilities                                      93.9           83.2
   Short-term borrowings                                   185.2          239.1
   Short-term borrowings from other Vectren companies          -           86.9
   Current maturities of long-term debt                     15.0           39.8
   Long-term debt subject to tender                         13.5           26.6
-------------------------------------------------------------------------------
      Total current liabilities                            464.2          705.8
-------------------------------------------------------------------------------

Long-Term Debt - Net of Current Maturities &
   Debt Subject to Tender                                  960.5          841.2
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                   201.5          172.3
   Regulatory liabilities & other removal costs            235.0          210.0
   Deferred credits & other liabilities                     83.9           82.2
-------------------------------------------------------------------------------
      Total deferred credits & other liabilities           520.4          464.5
-------------------------------------------------------------------------------
Commitments & Contingencies (Notes 8 - 10)

Cumulative, Redeemable Preferred Stock
    of a Subsidiary                                          0.2            0.3

Common Shareholder's Equity
   Common stock (no par value)                             589.8          385.7
   Retained earnings                                       390.0          382.4
   Accumulated other comprehensive income                      -            0.5
-------------------------------------------------------------------------------
      Total common shareholder's equity                    979.8          768.6
-------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY               $ 2,925.1      $ 2,780.4
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)

                                                        Year Ended December 31,
----------------------------------------------------------------------------------
                                                    2003        2002         2001
----------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                  $ 1,112.3    $  908.0    $ 1,019.6
   Electric utility                                 335.7       328.6        308.5
   Other                                              0.8         0.3          0.2
----------------------------------------------------------------------------------
       Total operating revenues                   1,448.8     1,236.9      1,328.3
----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                 762.5       570.8        708.9
   Fuel for electric generation                      86.5        81.6         74.4
   Purchased electric energy                         16.2        16.8         14.2
   Other operating                                  210.1       198.6        212.1
   Merger & integration costs                           -           -          2.8
   Restructuring costs                                  -           -         15.0
   Depreciation & amortization                      117.9       110.7        117.9
   Taxes other than income taxes                     56.6        50.7         51.6
----------------------------------------------------------------------------------
       Total operating expenses                   1,249.8     1,029.2      1,196.9
----------------------------------------------------------------------------------
OPERATING INCOME                                    199.0       207.7        131.4

OTHER INCOME (EXPENSE)
   Other - net                                        4.8         7.1          5.6
   Equity in losses of unconsolidated
      affiliates                                     (0.5)       (1.8)        (0.5)
----------------------------------------------------------------------------------
       Total other income                             4.3         5.3          5.1
----------------------------------------------------------------------------------
Interest expense                                     66.1        69.1         70.7
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          137.2       143.9         65.8
----------------------------------------------------------------------------------
Income taxes                                         51.6        46.8         21.3
Preferred dividend requirements of subsidiary           -           -          0.8
----------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                         85.6        97.1         43.7
----------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle - net of tax                               -           -          1.1
----------------------------------------------------------------------------------
NET INCOME                                       $   85.6    $   97.1    $    44.8
==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                              Year Ended December 31,
-----------------------------------------------------------------------------------------
                                                           2003        2002        2001
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  85.6     $  97.1     $  44.8
   Adjustments to reconcile net income to cash from
         operating activities:
      Depreciation & amortization                          117.9       110.7       117.9
      Deferred income taxes & investment tax credits        24.1       (23.4)      (14.9)
      Pension & postretirement periodic benefit cost         5.9         6.5         5.7
      Equity in earnings of unconsolidated affiliates        0.5         1.8         0.5
      Net unrealized (gain) loss on derivative
           instruments, including cumulative effect
           of change in accounting principle                (0.7)        3.6        (3.3)
      Other non-cash charges - net                          10.7         8.4        14.0
      Changes in working capital accounts:
          Accounts receivable, including to Vectren
               companies & accrued unbilled revenue         44.3       (28.1)       78.9
          Inventories                                        0.9        (1.2)       38.4
          Recoverable fuel & natural gas costs              (1.0)       48.1        25.9
          Prepayments & other current assets               (49.1)       (9.4)      (11.3)
          Accounts payable, including to Vectren
             companies & affiliated companies              (73.6)       73.2       (87.7)
          Accrued liabilities                               12.6         0.1       (10.3)
      Changes in noncurrent assets                          (5.9)       (1.2)       (4.2)
      Changes in noncurrent liabilities                     (3.0)       (8.6)       (9.1)
-----------------------------------------------------------------------------------------
          Net cash flows from operating activities         169.2       277.6       185.3
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
      Long-term debt - net of issuance costs
         & hedging proceeds                                202.9           -       344.0
      Additional capital contribution                      204.1           -       164.4
   Requirements for:
      Dividends to parent                                  (78.0)      (69.7)      (91.6)
      Retirement of long-term debt,
          including premiums paid                         (121.9)       (6.5)       (7.3)
      Redemption of preferred stock of subsidiary           (0.1)       (0.2)      (17.7)
      Retirement of short-term notes payable                   -           -      (150.0)
      Dividends on preferred stock of subsidiary               -           -        (0.8)
   Net change in short-term borrowings,
        including from other Vectren companies            (140.8)       22.8      (207.1)
   Other activity                                           (1.7)          -           -
-----------------------------------------------------------------------------------------
          Net cash flows from financing activities          64.5       (53.6)       33.9
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from other investing activities                    -        10.4         1.5
   Requirements for:
      Capital expenditures, excluding AFUDC equity        (235.0)     (217.3)     (202.8)
      Unconsolidate affiliate and other investments         (1.1)      (11.8)      (14.0)
-----------------------------------------------------------------------------------------
           Net cash flows from investing activities       (236.1)     (218.7)     (215.3)
-----------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents          (2.4)        5.3         3.9
Cash & cash equivalents at beginning of period              10.5         5.2         1.3
-----------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                 $   8.1     $  10.5    $    5.2
=========================================================================================
Cash paid during the year for:
   Interest                                              $  60.7     $  58.4    $   63.5
   Income taxes                                             52.2        63.3        46.7


The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                  (In millions)

                                                                   Accumulated
                                                                      Other
                                            Common    Retained    Comprehensive
                                            Stock     Earnings    Income (Loss)    Total
------------------------------------------------------------------------------------------
Balance at January 1, 2001                  $ 221.3    $ 403.0        $   -       $ 624.3
------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                44.8                       44.8
Minimum pension liability adjustment
     & other-net of tax                                                (1.8)         (1.8)
------------------------------------------------------------------------------------------
Total comprehensive income                                                           43.0
------------------------------------------------------------------------------------------
Common stock:
     Additional capital contribution          164.4                                 164.4
     Dividends                                           (91.6)                     (91.6)
Loss on extinguishment of preferred stock                 (1.2)                      (1.2)
------------------------------------------------------------------------------------------
Balance at December 31, 2001                  385.7      355.0         (1.8)        738.9
------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                97.1                       97.1
Minimum pension liability adjustments &
     other - net of tax                                                 2.3           2.3
------------------------------------------------------------------------------------------
Total comprehensive income                                                           99.4
------------------------------------------------------------------------------------------
Common stock dividends                                   (69.7)                     (69.7)
------------------------------------------------------------------------------------------
Balance at December 31, 2002                  385.7      382.4          0.5         768.6
------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                85.6                       85.6
Other comprehensive income adjustment
      - net of tax                                                     (0.5)         (0.5)
------------------------------------------------------------------------------------------
Total comprehensive income                                                           85.1
------------------------------------------------------------------------------------------
Common stock:
     Additional capital contribution          204.1                                 204.1
     Dividends                                           (78.0)                     (78.0)
------------------------------------------------------------------------------------------
Balance at December 31, 2003                $ 589.8    $ 390.0        $   -       $ 979.8
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana and was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.   Summary of Significant Accounting Policies

A. Principles of Consolidation
The accompanying consolidated financial statements for periods prior to January 1, 2003, reflect the Company on a historical basis as restated for the effects of the combination of entities under common control whereby certain information technology systems and related assets and buildings were transferred from other entities within Vectren's consolidated group to VUHI effective January 1, 2003. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after elimination of significant intercompany transactions.

For the year ended December 31, 2002, operating income and net income attributable to the contributed assets were $8.5 million and $3.5 million, respectively. For the year ended December 31, 2002, operating income and net income attributable to VUHI's operations before the contribution were $199.2 million and $93.6 million, respectively. For the year ended December 31, 2001, operating income and net income attributable to the contributed assets were $8.1 million and $4.7 million, respectively. For the year ended December 31, 2001, operating income and net income attributable to VUHI's operations before the contribution were $123.3 million and $40.1 million, respectively. As of December 31, 2002, total assets attributable to the contributed assets were $131.1 million, and total assets attributable to VUHI's operations before the contribution were $2,649.3 million.

B. Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

C.   Inventories
Inventories consist of the following:

                                                        At December 31,
-----------------------------------------------------------------------------
(In millions)                                      2003                 2002
-----------------------------------------------------------------------------
Gas in storage - at LIFO cost                    $ 21.9               $ 25.4
Materials & supplies                               19.3                 15.8
Fuel (coal & oil) for electric generation          10.7                 10.0
Gas in storage - at average cost                    2.5                  3.3
Other                                               0.7                  1.5
-----------------------------------------------------------------------------
       Total inventories                         $ 55.1               $ 56.0
=============================================================================

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2003, and 2002, by approximately $52.2 million and $32.7 million, respectively. Gas in storage of the Indiana regulated operations is stated at LIFO. All other inventories are carried at average cost.

D. Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                   At and For the Year Ended December 31,
---------------------------------------------------------------------------------------------
(In millions)                                2003                           2002
---------------------------------------------------------------------------------------------
                                                Depreciation                    Depreciation
                                                 Rates as a                      Rates as a
                                                 Percent of                      Percent of
                                Original Cost   Original Cost   Original Cost   Original Cost
---------------------------------------------------------------------------------------------
Gas utility plant                 $ 1,721.9           3.6%        $ 1,622.0          3.8%
Electric utility plant              1,322.4           3.4%          1,216.1          3.3%
Common utility plant                   44.3           2.7%             41.6          2.6%
Construction work in progress         162.1             -             162.5            -
---------------------------------------------------------------------------------------------
       Total original cost        $ 3,250.7                       $ 3,042.2
=============================================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in Other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                             Year Ended December 31,
------------------------------------------------------------------------
(In millions)                      2003           2002            2001
------------------------------------------------------------------------
AFUDC - borrowed funds             $ 2.1          $ 3.1           $ 2.1
AFUDC - equity funds                 2.9            2.2             2.5
------------------------------------------------------------------------
      Total AFUDC capitalized      $ 5.0          $ 5.3           $ 4.6
========================================================================

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred unless deferral is authorized by a rate order. When property that represents a retirement unit is replaced or removed, the cost of such property is charged to Utility plant, with an offsetting charge to Accumulated depreciation and Regulatory liabilities for the cost of removal.

E. Non-utility Property
The depreciation of non-utility property is charged against income over its estimated useful life (ranging from 5 to 40 years), using the straight-line method of depreciation. Repairs and maintenance, which are not considered improvements and do not extend the useful life of the non-utility property, are charged to expense as incurred. When non-utility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income. Non-utility property is presented net of accumulated depreciation and amortization totaling $57.0 million and $83.8 million as of December 31, 2003, and 2002, respectively. For the years ended December 31, 2003 and 2001, the Company capitalized interest totaling $0.9 million and $0.2 million, respectively, on non-utility plant construction projects. Capitalized interest in 2002 was not significant.

F. Impairment Review of Long-Lived Assets
Long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired. This review is performed in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which the Company adopted on January 1, 2002. SFAS 144 establishes one accounting model for all impaired long-lived assets and long-lived assets to be disposed of by sale or otherwise. SFAS 144 requires the evaluation for impairment involve the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded based on the difference between the asset's carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

G. Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that was not included as an allowable cost for rate-making purposes ceased upon SFAS 142's adoption.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations ceased on January 1, 2002. In 2001, Net income before extraordinary loss and cumulative effect of change in accounting principle and Net income would have been $46.7 million and $47.8 million, respectively, had goodwill not been amortized. The Company's goodwill is included in the Gas Utility Services operating segment. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment, and no impairment charges have been recorded since adoption. The impairment test is performed at the beginning of each year.

Following is a reconciliation of reported net income to the adjusted net income disclosed above for year ended December 31, 2001:

-----------------------------------------------------------------------
(In millions)                                                     2001
-----------------------------------------------------------------------
Net Income, As Reported                                          $ 44.8
Add: goodwill amortization - net of tax                             3.0
-----------------------------------------------------------------------
Net Income, As Adjusted                                          $ 47.8
=======================================================================

H.  Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the IURC, and retail public utility operations affecting Ohio customers are subject to regulation by the PUCO.

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable expenditures by the Company for removal costs or future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

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

Regulatory assets consist of the following:

                                                           At December 31,
---------------------------------------------------------------------------
(In millions)                                              2003       2002
---------------------------------------------------------------------------
Future amounts recoverable from ratepayers:
    Income taxes                                          $ 18.1     $ 15.8
    Other                                                    1.0          -
---------------------------------------------------------------------------
                                                            19.1       15.8
Amounts deferred for future recovery:
    Demand side management programs                         25.0       23.8
    Other                                                    5.3        3.7
---------------------------------------------------------------------------
                                                            30.3       27.5
Amounts currently recovered through base rates:
    Unamortized debt issue costs                            21.4       19.5
    Premiums paid to reacquire debt                          7.4        4.1
    Demand side management programs                          2.7        3.2
---------------------------------------------------------------------------
                                                            31.5       26.8
Amounts currently recovered through tracking mechanisms:
    Ohio authorized trackers                                 7.5        5.7
    Indiana authorized trackers                              1.2          -
---------------------------------------------------------------------------
                                                             8.7        5.7
---------------------------------------------------------------------------
    Total regulatory assets                               $ 89.6     $ 75.8
===========================================================================

The $31.5 million currently being recovered through base rates is earning a return with a weighted average recovery period of 18.2 years. The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory liabilities & other removal costs consist of the following:

                                                          At December 31,
-----------------------------------------------------------------------------
 (In millions)                                              2003        2002
-----------------------------------------------------------------------------
Cost of removal                                           $ 228.8     $     -
Interest rate hedging proceeds (See Note 15)                  6.2           -
-----------------------------------------------------------------------------
   Total regulatory liabilities                             235.0           -
-----------------------------------------------------------------------------
Other removal costs                                             -       210.0
-----------------------------------------------------------------------------
   Total regulatory liabilities & other removal costs     $ 235.0     $ 210.0
=============================================================================

SFAS 143 & Other Removal Costs
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations.

The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. As of December 31, 2003, and 2002, such removal costs approximated $229 million and $210 million, respectively. In 2002, the cost of removal has been included in Other removal costs, which is in noncurrent liabilities. In 2003, the Company re-characterized other removal costs to Regulatory liabilities upon adoption of SFAS 143.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Metered electric rates also allow recovery, through a quarterly rate adjustment mechanism, for the margin on electric sales lost due to the implementation of demand side management programs.

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

I. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Consolidated Statements of Common Shareholder's Equity. The principal transaction resulting in other comprehensive income relates to a minimum pension liability adjustment which is a loss of $3.8 million ($2.4 million after tax) in 2001. In 2002, all such liabilities were transferred to Vectren. In 2003, the remaining component of accumulated other comprehensive income relating to a cash flow hedge was reclassified to a regulatory liability in accordance with regulatory orders. The effects of hedging arrangements are further discussed in Note 11.

J. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

K. Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $37.0 million in 2003, $32.4 million in 2002, and $26.6 million in 2001. Excise and utility receipts taxes paid are recorded as a component of Taxes other than income taxes.

L. Earnings Per Share
Earnings per share are not presented as VUHI's common stock is wholly owned by Vectren.

M. Other Significant Policies
Included elsewhere in these notes are significant accounting policies related to intercompany allocations and income taxes (Note 3) and derivatives (Note 11).

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

O. Reclassification
Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to 2003 classifications.

3.  Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $43.4 million, $41.4 million, and $49.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the years ended December 31, 2003, 2002, and 2001, totaled $77.0 million, $62.1 million, and $58.4 million, respectively.

Retirement Plans and Other Postretirement Benefits
Vectren has multiple defined benefit pension plans and postretirement plans that require accounting as described in SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the FAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. This allocation methodology is consistent with "multiemployer" benefit accounting as described in SFAS 87 and 106.

For the years ended December 31, 2003, 2002, and 2001, periodic pension costs totaling $5.0 million, $5.5 million and $5.1 million, respectively, was directly charged by Vectren to the Company. For the years ended December 31, 2003, 2002, and 2001, other periodic postretirement benefit costs totaling $0.9 million, $1.0 million, and $1.0 million, respectively, was directly charged by Vectren to the Company. As of December 31, 2003 and 2002, $52.7 million and $51.8 million, respectively, is included in deferred credits and other liabilities and represents expense directly charged to the Company that is yet to be funded to Vectren, and $2.2 million and $3.5 million, respectively, is included in other assets for amounts funded in advance to Vectren.

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by FASB Staff Position No. 106-1 (FSP 106-1), Vectren has elected to defer reflecting the effects of the Medicare Act on the accumulated benefit obligation and net periodic postretirement benefit cost in its year end consolidated financial statements. Vectren's deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require the Company to adjust previously reported information. Upon expiration of Vectren's deferral or the issuance of guidance, Vectren's implementation of the Medicare Act may impact VUHI's financial statements.

Cash Management Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Equity-Based Incentive Plans
VUHI does not have equity-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's equity-based compensation plans.

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, VUHI's current and deferred tax expense is computed on a separate company basis. The components of income tax expense and utilization of investment tax credits follow:

                                                      Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                                  2003          2002          2001
--------------------------------------------------------------------------------
Current:
    Federal                                  $ 15.0        $ 62.5        $ 32.2
    State                                      12.5           7.7           4.0
--------------------------------------------------------------------------------
Total current taxes                            27.5          70.2          36.2
--------------------------------------------------------------------------------
Deferred:
    Federal                                    27.4         (16.2)        (12.0)
    State                                      (1.1)         (4.9)         (0.6)
--------------------------------------------------------------------------------
Total deferred taxes                           26.3         (21.1)        (12.6)
--------------------------------------------------------------------------------
Amortization of investment tax credits         (2.2)         (2.3)         (2.3)
--------------------------------------------------------------------------------
    Total income tax expense                 $ 51.6        $ 46.8        $ 21.3
================================================================================

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                   Year Ended December 31,
-------------------------------------------------------------------------------
                                                   2003       2002       2001
-------------------------------------------------------------------------------
Statutory rate                                     35.0 %     35.0 %     35.0 %
State and local taxes-net of federal benefit        5.4        1.3        3.3
Amortization of investment tax credit              (1.6)      (1.7)      (4.0)
All other-net                                      (1.2)      (2.3)      (2.2)
-------------------------------------------------------------------------------
       Effective tax rate                          37.6 %     32.3 %     32.1 %
===============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability follow:

                                                             At December 31,
-------------------------------------------------------------------------------
(In millions)                                            2003            2002
-------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing
      differences                                      $ 208.7         $ 189.8
  Regulatory assets recoverable through
      future rates                                        26.9            37.5
  Regulatory liabilities to be settled
      through future rates                                (8.8)          (21.7)
  Employee benefit obligations                           (22.7)          (30.2)
  Other - net                                             (2.6)           (3.1)
-------------------------------------------------------------------------------
      Net noncurrent deferred tax liability              201.5           172.3
-------------------------------------------------------------------------------
Current deferred tax liabilities:
  Deferred fuel costs-net                                  6.9             7.7
-------------------------------------------------------------------------------
      Net current deferred tax liability                   6.9             7.7
-------------------------------------------------------------------------------
      Net deferred tax liability                       $ 208.4         $ 180.0
===============================================================================

At December 31, 2003, and 2002, investment tax credits totaling $16.4 million and $18.6 million, respectively, are included in Deferred credits and other liabilities. These investment tax credits are amortized over the lives of the related investments. The Company has no tax credit carryforwards at December 31, 2003. Alternative Minimum Tax credit carryforwards of approximately $5.2 million were utilized in 2001.

4.  Transactions with Vectren Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2003, 2002, and 2001, totaled $770.7 million, $542.5 million, and $610.6 million, respectively. Amounts owed to ProLiance at December 31, 2003, and 2002, for those purchases were $79.9 million and $83.7 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Other Affiliate Transactions
Vectren has ownership interests in other affiliated companies accounted for using the equity method of accounting that perform underground construction and repair, facilities locating, and meter reading services to the Company. For the years ended December 31, 2003, 2002, and 2001, fees for these services and construction-related expenditures paid by the Company to Vectren affiliates totaled $37.2 million, $38.3 million, and $30.4 million, respectively. Amounts charged by these affiliates are market based. Amounts owed to unconsolidated affiliates other than ProLiance totaled $0.4 million and $1.9 million at December 31, 2003, and 2002, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.

5.  Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary follow:

                                                           At December 31,
-----------------------------------------------------------------------------
(In millions)                                             2003          2002
-----------------------------------------------------------------------------
VUHI
  Fixed Rate Senior Unsecured Notes
     2011, 6.625%                                       $ 250.0       $ 250.0
     2013, 5.25%                                          100.0             -
     2018, 5.75%                                          100.0             -
     2031, 7.25%                                          100.0         100.0
-----------------------------------------------------------------------------
     Total VUHI                                           550.0         350.0
-----------------------------------------------------------------------------
SIGECO
  First Mortgage Bonds
     2003, 1978 Series B, 6.25%, tax exempt                   -           1.0
     2016, 1986 Series, 8.875%                             13.0          13.0
     2023, Series, 7.60%                                      -          45.0
     2023, Series B, 6.00%, tax exempt                     22.8          22.8
     2025, 1993 Series, 7.625%                                -          20.0
     2029, 1999 Senior Notes, 6.72%                        80.0          80.0
     2015, 1985 Pollution Control Series A,
        adjustable rate presently 4.30%, tax
        exempt, next rate adjustment: 2004                 10.0          10.0
     2025, 1998 Pollution Control Series A,
        adjustable rate presently 4.75%, tax
        exempt, next rate adjustment: 2006                 31.5          31.5
     2024, 2000 Environmental Improvement
        Series A, fixed in April 2003 at 4.65%,
        tax exempt, weighted average for year: 3.69%       22.5          22.5
-----------------------------------------------------------------------------
     Total first mortgage bonds                           179.8         245.8
-----------------------------------------------------------------------------
  Senior Unsecured Bonds to Third Parties:
     2020, 1998 Pollution Control Series B,
        fixed in April 2003 at 4.50%, tax exempt,
        weighted average for year: 4.16%                    4.6           4.6
     2030, 1998 Pollution Control Series B, fixed
        in April 2003 at 5.00%, tax exempt,
        weighted average for year: 4.48%                   22.0          22.0
     2030, 1998 Pollution Control Series C,
        adjustable rate presently 5.00%, tax
        exempt, next rate adjustment: 2006                 22.2          22.2
-----------------------------------------------------------------------------
     Total senior unsecured bonds                          48.8          48.8
-----------------------------------------------------------------------------
     Total SIGECO                                         228.6         294.6
-----------------------------------------------------------------------------

                                                            At December 31,
-----------------------------------------------------------------------------
(In millions)                                             2003          2002
-----------------------------------------------------------------------------
Indiana Gas
  Senior Unsecured Notes
     2003, Series F, 5.75%                                    -          15.0
     2004, Series F, 6.36%                                 15.0          15.0
     2007, Series E, 6.54%                                  6.5           6.5
     2013, Series E, 6.69%                                  5.0           5.0
     2015, Series E, 7.15%                                  5.0           5.0
     2015, Insured Quarterly, 7.15%                        20.0          20.0
     2015, Series E, 6.69%                                  5.0           5.0
     2015, Series E, 6.69%                                 10.0          10.0
     2021, Private Placement, 9.375%,
        $1.3 due annually in 2002                             -          23.8
     2025, Series E, 6.53%                                 10.0          10.0
     2027, Series E, 6.42%                                  5.0           5.0
     2027, Series E, 6.68%                                  3.5           3.5
     2027, Series F, 6.34%                                 20.0          20.0
     2028, Series F, 6.75%                                    -          13.6
     2028, Series F, 6.36%                                 10.0          10.0
     2028, Series F, 6.55%                                 20.0          20.0
     2029, Series G, 7.08%                                 30.0          30.0
     2030, Insured Quarterly, 7.45%                        49.9          49.9
-----------------------------------------------------------------------------
     Total Indiana Gas                                    214.9         267.3
-----------------------------------------------------------------------------
Total long-term debt outstanding                          993.5         911.9
  Current maturities of long-term debt                    (15.0)        (39.8)
  Debt subject to tender                                  (13.5)        (26.6)
  Unamortized debt premium & discount - net                (4.5)         (4.3)
-----------------------------------------------------------------------------
     Total long-term debt-net                            $960.5        $841.2
=============================================================================

VUHI 2003 Issuance
In July 2003, VUHI issued senior unsecured notes with an aggregate principal amount of $200 million in two $100 million tranches. The first tranche was 10-year notes due August 2013, with an interest rate of 5.25% priced at 99.746% to yield 5.28% to maturity (2013 Notes). The second tranche was 15-year notes due August 2018 with an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity (2018 Notes).

The notes have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2013 Notes and 25 basis points for the 2018 Notes.

Shortly before these issues, VUHI entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash, which was recorded as a regulatory liability pursuant to existing regulatory orders. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million.

VUHI 2001 Issuance
In September 2001, VUHI filed a shelf registration statement with the Securities and Exchange Commission for $350.0 million aggregate principal amount of unsecured senior notes. In October 2001, VUHI issued senior unsecured notes with an aggregate principal amount of $100.0 million and an interest rate of 7.25% (the October Notes), and in December 2001, issued the remaining aggregate principal amount of $250.0 million at an interest rate of 6.625% (the December Notes). The December Notes were priced at 99.302% to yield 6.69% to maturity.

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

Shortly before these issues, the Company entered into several forward starting interest rate swaps with total notional amount of $200.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $0.9 million in cash, which was recorded as a regulatory liability pursuant to existing regulatory orders. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of the hedging arrangements totaled $344.0 million.

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

Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these notes totaling $3.6 million were deferred in Regulatory assets.

Other Financing Transactions
Other Company debt totaling $18.5 million in 2003, $6.5 million in 2002, and $7.6 million in 2001 was retired as scheduled.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as Long-term debt subject to tender. During 2003, the Company re-marketed $4.6 million of the bonds through 2020 at a 4.5% fixed interest rate and remarketed $22.0 million of the bonds through 2030 at a 5.0% fixed interest rate. The bonds are now classified in Long-term debt.

Additionally, during 2003, the Company re-marketed $22.5 million of first mortgage bonds subject to interest rate exposure on a long term basis. The $22.5 million of mortgage bonds were remarketed through 2024 at a 4.65% fixed interest rate.

Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is one percent of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2004 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2004 is excluded from Current liabilities in the Consolidated Balance Sheets. At December 31, 2003, $502.0 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

Consolidated maturities and sinking fund requirements on long-term debt during the five years following 2003 (in millions) are $15.0 in 2004, zero in 2005, zero in 2006, $6.5 in 2007, and zero in 2008.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. Debt which may be put to the Company during the years following 2003 (in millions) is $13.5 in 2004, $10.0 in 2005, $53.7 in 2006, $20.0 in 2007, zero in 2008, and $120.0 thereafter. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Short-Term Borrowings
At December 31, 2003, the Company has $351 million of short-term borrowing capacity, of which approximately $166 million is available. See the table below for interest rates and outstanding balances.

                                                     Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                                   2003         2002         2001
-------------------------------------------------------------------------------
Weighted average commercial paper and
   bank loans outstanding during the year     $ 219.5      $ 155.7      $ 356.1

Weighted average interest rates during
   the year
      Commercial paper                          1.36%        2.61%        4.39%
      Bank loans                                1.86%        2.02%        5.77%

                                                 At December 31,
-------------------------------------------------------------------
(In millions)                                   2003         2002
-------------------------------------------------------------------
Commercial paper                              $ 184.4      $ 239.1
Bank loans                                        0.8            -
-------------------------------------------------------------------
      Total short-term borrowings             $ 185.2      $ 239.1
===================================================================

Prior to the asset transfer discussed in Note 2, the operations contributed to VUHI relied on the borrowing arrangements of Vectren Capital Corp, a wholly owned subsidiary of Vectren, for its working capital needs. Borrowings outstanding from Vectren Capital Corp at December 31, 2002, were $86.9 million. Interest expense incurred on these borrowing arrangements for the years ended December 31, 2002, and 2001, totaled $3.0 million and $0.6 million, respectively.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2003, the Company was in compliance with all financial covenants.

6.  Cumulative Preferred Stock of Subsidiary

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

As both series of preferred stock redeemed were that of a subsidiary, the loss on redemption of $1.2 million in 2001 is reflected in Retained earnings.

Redeemable, Special
This series of redeemable preferred stock has a dividend rate of 8.50% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This series may be redeemed at $100 per share, plus accrued dividends on any of its dividend payment dates, and is also callable at the Company's option at a rate of 1,160 shares per year. As of December 31, 2003, and 2002, there were 2,277 shares and 3,437 shares outstanding, respectively.

7.  Additional Capital Contributions

2003 Transactions
During 2003, the Company received a $204.1 million equity contribution from Vectren. Vectren funded $163.2 million of the contribution with proceeds from an offering of its common stock, $35.0 million was funded by Vectren's nonregulated operations, and $5.9 million was funded by new share issues from Vectren's dividend reinvestment plan.

2001 Transactions
During 2001, the Company received a $164.4 million equity contribution from Vectren. Vectren funded $129.4 million of the contribution with proceeds from an offering of its common stock and $35.0 million was funded by Vectren's nonregulated operations.

8.  Commitments & Contingencies

Commitments
Firm purchase commitments for commodities total (in millions) $105.8 in 2004 and $29.3 in 2005. Firm purchase commitment for utility and non-utility plant total $117.8 million.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in the 2002 consolidated financial statements, the Company restated its annual consolidated financial statements for 2000 and 2001, and its 2002 quarterly results. The Company received an informal inquiry from the SEC with respect to this restatement. In response, the Company met with the SEC staff and provided information in response to their requests, with the most recent response provided on July 26, 2003.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 9 regarding environmental matters.

9.  Environmental Matters

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .141 lbs./MMBTU by May 31, 2004, (the compliance date). This is a 65% reduction in emission levels.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing NOx emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through December 31, 2003, $145.2 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit was filed in the U.S. District Court for the Southern District of Indiana. The USEPA alleged that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits, (2) making major modifications to the Culley Generating Station without installing the best available emission control technology, and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleged that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3. The USEPA also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced an agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Indiana Gas has identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. The total costs, net of other PRP involvement and insurance recoveries, that may be incurred in connection with further investigation, and if necessary, remedial work at the four SIGECO sites cannot be determined at this time.

10.  Rate & Regulatory Matters

Ohio Uncollectible Accounts Expense Tracker
On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible accounts expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and accordingly reversed previously established reserves and recorded a regulatory asset for the difference, totaling $3.0 million.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty which VEDO does not oppose. A hearing has been held, and based on its audit report, the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has submitted testimony to support an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

Recovery of Purchased Power
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2004, and discussions regarding further extension of the settlement term are ongoing. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

11.  Derivatives & Other Financial Instruments

Accounting Policy for Derivatives
The Company executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting. Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled. The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71. When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness. When the hedging relationship is highly effective, derivatives are designated as hedges. The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges or as an adjustment to the underlying's basis for fair value hedges. The ineffective portion of hedging arrangements is marked-to-market through earnings. The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability. Market value for all derivative contracts is determined using quoted market prices from independent sources. Following is a more detailed discussion of the Company's use of mark-to-market accounting in three primary areas: asset optimization, natural gas procurement, and interest rate management.

Asset Optimization
Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of these contracts are integrated with portfolio requirements around power supply and delivery and are primarily short-term purchase and sale contracts that expose the Company to limited market risk. Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets. Asset optimization contracts are recorded at market value. Changes in market value, which is a function of the normal decline in market value as earnings are realized and the fluctuation in market value resulting from price volatility, are recorded in Electric utility revenues.

Asset optimization contracts recorded at market value at December 31, 2003, totaled $2.4 million of Prepayments & other current assets and $2.8 million of Accrued liabilities, compared to $3.5 million of Prepayments & other current assets and $4.2 million of Accrued liabilities at December 31, 2002.

In July 2003, the EITF released EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3" (EITF 03-11). EITF 03-11 states that determining whether realized gains and losses on physically settled derivative contracts should be reported in the Statement of Income on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. The EITF contains a presumption that net settled derivative contracts should be reported net in the Statement of Income. The Company adopted EITF 03-11 as required on October 1, 2003.

After considering the facts and circumstances relevant to the asset optimization portfolio, the Company believes presentation of these optimization activities on a net basis is appropriate and has reclassified purchase contracts and mark-to-market activity related to optimization activities from Purchased electric energy to Electric utility revenues. Prior year financial information has also been reclassified to conform to this net presentation.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

                                                    Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                                2003          2002          2001
-------------------------------------------------------------------------------
Activity related to:
  Sales contracts                          $ 152.8       $ 302.8       $ 101.4
  Purchase contracts                        (127.0)       (275.9)        (74.3)
  Mark-to-market gains (losses)                0.7          (3.6)          1.5
-------------------------------------------------------------------------------
  Net asset optimization revenue              26.5          23.3          28.6
-------------------------------------------------------------------------------
  Fuel for electric generation                (8.2)        (10.6)         (9.5)
-------------------------------------------------------------------------------
  Asset optimization margin                 $ 18.3       $  12.7       $  19.1
===============================================================================

Natural Gas Procurement Activity
The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. Although Vectren's regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price- sensitive reduction in volumes sold. The Company mitigates these risks by executing derivative contracts that manage the price of forecasted natural gas purchases. These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates. When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings. The market value of natural gas procurement derivative contracts at December 31, 2003, was not significant.

Interest Rate Management
The Company is exposed to interest rate risk associated with its borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company has used interest rate swaps and treasury locks to hedge forecasted debt issuances and other interest rate swaps to manage interest rate exposure. Hedging instruments are recorded at market value. Changes in market value, when effective, are recorded in Accumulated other comprehensive income for cash flow hedges, as an adjustment to the outstanding debt balance for fair value hedges, or as regulatory asset/liability when regulation is involved. Amounts are recorded to interest expense as settled.

At December 31, 2003, approximately $6.2 million remains in Regulatory liabilities related to future interest payments from the 2003 and 2001 interest rate hedging activities. Of the existing regulatory liability, $0.6 million will be reclassified to earnings in 2004 and $0.3 million was reclassified to earnings during 2003.

Impact of Adoption of SFAS 133
In June 1998, the FASB issued SFAS 133 which required that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

SFAS 133, as amended, required that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate. A change in earnings or other comprehensive income was reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain asset optimization contracts that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001, was an earnings gain of approximately $1.8 million ($1.1 million net of tax) recorded as a cumulative effect of accounting change. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales specifically excluded from the provisions of SFAS 133 and did not impact the Company's cash flow hedges because they had no value on the date of adoption.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                                   At December 31,
-------------------------------------------------------------------------------
                                           2003                    2002
                                    --------------------   --------------------
                                    Carrying   Est. Fair   Carrying   Est. Fair
(In millions)                        Amount      Value      Amount      Value
---------------------------------   --------------------   --------------------
   Long-term debt                   $ 993.5    $ 1,056.8   $ 911.9     $ 968.9
   Short-term borrowings              185.2        185.2     239.1       239.1
   Short-term borrowings from
       other Vectren companies            -            -      86.9        86.9

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

12.  Additional Operational & Balance Sheet Information

Other - net in the Consolidated Statements of Income consists of the following:

                                               Year Ended December 31,
----------------------------------------------------------------------------
(In millions)                          2003            2002            2001
----------------------------------------------------------------------------
AFUDC & capitalized interest          $ 5.9           $ 5.3           $ 4.8
Interest income                         0.6             0.8             0.2
Gains on sale of investments
    & assets                              -             1.8             2.9
Other income                            3.3             1.5             5.1
Other expense                          (5.0)           (2.3)           (7.4)
----------------------------------------------------------------------------
       Total other - net              $ 4.8           $ 7.1           $ 5.6
============================================================================


Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:

                                                        At December 31,
----------------------------------------------------------------------------
(In millions)                                         2003            2002
----------------------------------------------------------------------------
Prepaid gas delivery service                         $ 97.6          $ 70.3
Prepaid taxes                                          26.8             4.8
Other prepayments & current assets                      6.9             6.2
----------------------------------------------------------------------------
  Total prepayments & other current assets           $131.3          $ 81.3
============================================================================

Accrued liabilities in the Consolidated Balance Sheets consist of the following:

                                                       At December 31,
----------------------------------------------------------------------------
(In millions)                                         2003             2002
----------------------------------------------------------------------------
Accrued taxes                                        $ 29.4          $ 27.3
Refunds to customers & customer deposits               24.5            21.0
Accrued interest                                       15.7            13.4
Deferred income taxes                                   6.9             7.7
Accrued salaries & other                               17.4            13.8
----------------------------------------------------------------------------
       Total accrued liabilities                     $ 93.9          $ 83.2
============================================================================

13.  Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $346 million in short-term credit facilities, of which $184.4 million is outstanding at December 31, 2003, and VUHI's $550.0 million unsecured senior notes outstanding at December 31, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the year ended December 31, 2003 (in millions):

                                       Subsidiary   Parent
                                       Guarantors   Company   Eliminations  Consolidated
---------------------------------      ----------   -------   ------------  ------------
OPERATING REVENUES
   Gas utility                          $ 1,112.3    $    -     $     -       $ 1,112.3
   Electric utility                         335.7         -           -           335.7
   Other                                        -      26.5       (25.7)            0.8
----------------------------------------------------------------------------------------
      Total operating revenues            1,448.0      26.5       (25.7)        1,448.8
----------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                         762.5         -           -           762.5
   Fuel for electric generation              86.5         -           -            86.5
   Purchased electric energy                 16.2         -           -            16.2
   Other operating                          235.2       0.6       (25.7)          210.1
   Depreciation & amortization              103.7      14.2           -           117.9
   Taxes other than income taxes             55.9       0.7           -            56.6
----------------------------------------------------------------------------------------
       Total operating expenses           1,260.0      15.5       (25.7)        1,249.8
----------------------------------------------------------------------------------------
OPERATING INCOME                            188.0      11.0           -           199.0
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
        companies                               -      81.7       (81.7)              -
   Equity in losses of unconsolidated
        affiliates                              -      (0.5)          -            (0.5)
   Other - net                                5.0      28.0       (28.2)            4.8
----------------------------------------------------------------------------------------
        Total other income (expense)          5.0     109.2      (109.9)            4.3
----------------------------------------------------------------------------------------
Interest expense                             62.0      32.3       (28.2)           66.1
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                  131.0      87.9       (81.7)          137.2
----------------------------------------------------------------------------------------
Income taxes                                 49.3       2.3           -            51.6
----------------------------------------------------------------------------------------
NET INCOME                              $    81.7    $ 85.6     $ (81.7)      $    85.6
========================================================================================

Consolidating Statement of Income for the year ended December 31, 2002 (in millions):

                                       Subsidiary   Parent
                                       Guarantors   Company   Eliminations   Consolidated
--------------------------------       ----------   -------   ------------   ------------
OPERATING REVENUES
   Gas utility                          $  908.0    $    -       $    -        $  908.0
   Electric utility                        328.6         -            -           328.6
   Other                                       -      22.3        (22.0)            0.3
-----------------------------------------------------------------------------------------
       Total operating revenues          1,236.6      22.3        (22.0)        1,236.9
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                        570.8         -             -          570.8
   Fuel for electric generation             81.6         -             -           81.6
   Purchased electric energy                16.8         -             -           16.8
   Other operating                         220.2       0.4         (22.0)         198.6
   Depreciation & amortization              96.8      13.9             -          110.7
   Taxes other than income taxes            50.8      (0.1)            -           50.7
-----------------------------------------------------------------------------------------
       Total operating expenses          1,037.0      14.2         (22.0)       1,029.2
-----------------------------------------------------------------------------------------
OPERATING INCOME                           199.6       8.1             -          207.7
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
       companies                               -      95.3         (95.3)             -
   Equity in losses of unconsolidated
       affiliates                              -      (1.8)            -           (1.8)
   Other - net                               5.0      27.6         (25.5)           7.1
-----------------------------------------------------------------------------------------
       Total other income (expense)          5.0     121.1        (120.8)           5.3
-----------------------------------------------------------------------------------------
Interest expense                            63.6      31.0         (25.5)          69.1
-----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                 141.0      98.2         (95.3)         143.9
-----------------------------------------------------------------------------------------
Income taxes                                45.7       1.1             -           46.8
-----------------------------------------------------------------------------------------
NET INCOME                              $   95.3      97.1       $ (95.3)      $   97.1
=========================================================================================

Consolidating Statement of Income for the year ended December 31, 2001 (in millions):

                                               Subsidiary  Parent
                                               Guarantors  Company  Eliminations  Consolidated
-----------------------------------------      ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                                  $ 1,019.6   $   -      $    -       $ 1,019.6
   Electric utility                                 308.5       -           -           308.5
      Other                                             -    29.1       (28.9)            0.2
----------------------------------------------------------------------------------------------
        Total operating revenues                  1,328.1    29.1       (28.9)        1,328.3
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                 708.9       -           -           708.9
   Fuel for electric generation                      74.4       -           -            74.4
   Purchased electric energy                         14.2       -           -            14.2
   Other operating                                  241.9    (0.9)      (28.9)          212.1
   Merger & integration costs                         2.8       -           -             2.8
   Restructuring costs                               15.0       -           -            15.0
   Depreciation & amortization                       97.2    20.7           -           117.9
   Taxes other than income taxes                     51.2     0.4           -            51.6
----------------------------------------------------------------------------------------------
           Total operating expenses               1,205.6    20.2       (28.9)        1,196.9
----------------------------------------------------------------------------------------------
OPERATING INCOME                                    122.5     8.9           -           131.4
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
      companies                                         -    40.1       (40.1)              -
   Equity in losses of unconsolidated
      affiliates                                        -    (0.5)          -            (0.5)
   Other - net                                        4.9    23.0       (22.3)            5.6
----------------------------------------------------------------------------------------------
        Total other income (expense)                  4.9    62.6       (62.4)            5.1
----------------------------------------------------------------------------------------------
Interest expense                                     67.5    25.5       (22.3)           70.7
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           59.9    46.0       (40.1)           65.8
----------------------------------------------------------------------------------------------
Income taxes                                         19.0     2.3           -            21.3
Preferred dividend requirements of subsidiary         1.9       -        (1.1)            0.8
----------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                        39.0    43.7       (39.0)           43.7
----------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle - net of tax                             1.1       -           -             1.1
----------------------------------------------------------------------------------------------
NET INCOME                                      $    40.1   $43.7      $(39.0)      $    44.8
==============================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2003 (in millions):

-----------------------------------------------------------------------------------------------
                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $ 129.4   $  39.8     $     -       $ 169.2
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
     Additional capital contribution                150.0     204.1      (150.0)        204.1
     Long-term debt - net of issuance cost
          & hedging proceeds                       99.0     202.9       (99.0)        202.9
  Requirements for:
     Retirement of long-term debt,
          including premiums paid                  (121.9)        -           -        (121.9)
     Dividends to parent                            (77.9)    (78.0)       77.9         (78.0)
     Redemption of preferred stock of
          subsidiary                                 (0.1)        -           -          (0.1)
  Net change in short-term borrowings,
          including from other Vectren companies     30.9    (150.1)      (21.6)       (140.8)
  Other activity                                     (1.7)        -           -          (1.7)
-----------------------------------------------------------------------------------------------
     Net cash flows from financing activities        78.3     178.9      (192.7)         64.5
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions              -      77.9       (77.9)            -
  Requirements for:
     Capital expenditures, excluding
         AFUDC equity                              (219.0)    (16.0)          -        (235.0)
     Consolidated subsidiary investments                -    (150.0)      150.0             -
     Unconsolidated affiliate and other
         investments                                    -      (1.1)          -          (1.1)
  Net change in notes receivable from other
         Vectren companies                            8.5    (129.1)      120.6             -
-----------------------------------------------------------------------------------------------
     Net cash flows from investing activities      (210.5)   (218.3)      192.7        (236.1)
-----------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash
        equivalents                                  (2.8)      0.4           -          (2.4)
Cash & cash equivalents at beginning
        of period                                    10.2       0.3           -          10.5
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period        $     7.4   $   0.7     $     -       $   8.1
===============================================================================================


Consolidating Statement of Cash Flows for the year ended December 31, 2002 (in millions):

-----------------------------------------------------------------------------------------------
                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $ 269.4    $  8.2     $    -        $ 277.6
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
     Additional capital contribution                 25.0         -      (25.0)             -
     Long-term debt - net of issuance cost
         & hedging proceeds                        37.1         -      (37.1)             -
  Requirements for:
     Retirement of long-term debt,
       including premiums paid                       (6.5)        -          -           (6.5)
     Dividends to parent                            (74.7)    (69.7)      74.7          (69.7)
     Redemption of preferred stock of
       subsidiary                                    (0.2)        -          -           (0.2)
  Net change in short-term borrowings,
       including from other Vectren companies       (88.4)     32.2       79.0           22.8
-----------------------------------------------------------------------------------------------
     Net cash flows from financing activities      (107.7)    (37.5)      91.6          (53.6)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions              -      74.7      (74.7)             -
     Other investing activities                       1.5       8.9          -           10.4
  Requirements for:
     Capital expenditures, excluding
        AFUDC equity                               (147.6)    (69.7)         -         (217.3)
     Consolidated subsidiary investments                -     (25.0)      25.0              -
     Unconsolidated affiliate and other
        investments                                  (3.9)     (7.9)         -          (11.8)
  Net change in notes receivable from other
        Vectren companies                            (8.5)     50.4      (41.9)             -
-----------------------------------------------------------------------------------------------
     Net cash flows from investing activities      (158.5)     31.4      (91.6)        (218.7)
-----------------------------------------------------------------------------------------------
Net increase in cash & cash equivalents               3.2       2.1          -            5.3
Cash & cash equivalents at beginning of period        7.0      (1.8)         -            5.2
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period          $  10.2    $  0.3     $    -        $  10.5
===============================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2001 (in millions):

----------------------------------------------------------------------------------------------
                                               Subsidiary  Parent
                                               Guarantors  Company  Eliminations  Consolidated
----------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES         $ 141.0   $ 44.3      $     -       $ 185.3
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
     Additional capital contribution               214.7    164.4       (214.7)        164.4
     Long-term debt - net of issuance cost
        & hedging proceeds                       307.0    344.0       (307.0)        344.0
  Requirements for:
     Retirement of long-term debt,
         including premiums paid                    (7.3)       -            -          (7.3)
     Retirement of short-term notes
          payable                                      -   (150.0)           -        (150.0)
     Dividends to parent                           (62.5)   (91.6)        62.5         (91.6)
     Redemption of preferred stock of
          subsidiary                               (17.7)       -            -         (17.7)
     Dividends on preferred stock of
          subsidiary                                (0.8)       -            -          (0.8)
  Net change in short-term borrowings,
          including from other Vectren companies  (414.3)   (30.9)       238.1        (207.1)
----------------------------------------------------------------------------------------------
     Net cash flows from financing activities       19.1    235.9       (221.1)         33.9
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions             -     62.5        (62.5)            -
     Other investing activities                      1.5        -            -           1.5
  Requirements for:
     Capital expenditures, excluding
         AFUDC equity                             (154.4)   (48.4)           -        (202.8)
     Consolidated subsidiary investments               -   (214.7)       214.7             -
     Unconsolidated affiliate and other
         investments                                (2.2)   (11.8)           -         (14.0)
  Net change in notes receivable from other
         Vectren companies                             -    (68.9)        68.9             -
----------------------------------------------------------------------------------------------
     Net cash flows from investing activities     (155.1)  (281.3)       221.1        (215.3)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash
     equivalents                                     5.0     (1.1)           -           3.9
Cash & cash equivalents at beginning of
     period                                          2.0     (0.7)           -           1.3
----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period         $   7.0   $ (1.8)     $     -       $   5.2
==============================================================================================


Consolidating Balance Sheet as of December 31, 2003 (in millions):

------------------------------------------------------------------------------------------
                                          Subsidiary  Parent
             ASSETS                       Guarantors  Company   Eliminations  Consolidated
             ------                       ----------  -------   ------------  ------------
Current Assets
   Cash & cash equivalents                 $    7.4   $    0.7   $       -      $    8.1
   Accounts receivable - less reserves        113.6        0.4           -         114.0
   Receivables due from other Vectren
       companies                                0.2       10.5        (9.0)          1.7
   Accrued unbilled revenues                  128.7          -           -         128.7
   Inventories                                 55.1          -           -          55.1
   Recoverable fuel & natural gas costs        20.3          -           -          20.3
   Prepayments & other current assets         138.2        0.9        (7.8)        131.3
------------------------------------------------------------------------------------------
       Total current assets                   463.5       12.5       (16.8)        459.2
------------------------------------------------------------------------------------------
Utility Plant
  Original cost                             3,250.7          -           -       3,250.7
  Less:  accumulated depreciation &
     amortization                           1,247.0          -           -       1,247.0
------------------------------------------------------------------------------------------
       Net utility plant                    2,003.7          -           -       2,003.7
------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries          -      956.2      (956.2)            -
Notes receivable from consolidated
    subsidiaries                                  -      623.4      (623.4)            -
Investments in unconsolidated affiliates        0.2        1.6           -           1.8
Other investments                              14.3        6.3           -          20.6
Non-utility property - net                      5.6      135.7           -         141.3
Goodwill - net                                205.0          -           -         205.0
Regulatory assets                              83.4        6.2           -          89.6
Other assets                                    3.9          -           -           3.9
------------------------------------------------------------------------------------------
TOTAL ASSETS                               $2,779.6   $1,741.9   $(1,596.4)     $2,925.1
==========================================================================================

--------------------------------------------------------------------------------------------
                                             Subsidiary  Parent
    LIABILITIES & SHAREHOLDER'S EQUITY       Guarantors  Company  Eliminations  Consolidated
    ----------------------------------       ----------  -------  ------------  ------------
Current Liabilities
   Accounts payable                          $    57.5   $    5.5    $       -     $   63.0
   Accounts payable to affiliated companies       80.2        0.1            -         80.3
   Payables to other Vectren companies            22.3          -         (9.0)        13.3
   Accrued liabilities                            95.7        8.8        (10.6)        93.9
   Short-term borrowings                           0.8      184.4            -        185.2
   Short-term borrowings from
       other Vectren companies                   177.6          -       (177.6)           -
   Current maturities of long-term debt           15.0          -            -         15.0
   Long-term debt subject to tender               13.5          -            -         13.5
--------------------------------------------------------------------------------------------
       Total current liabilities                 462.6      198.8       (197.2)       464.2
--------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current maturities
       & debt subject to tender                  412.9      547.6            -        960.5
   Long-term debt due to VUHI                    443.0          -       (443.0)           -
--------------------------------------------------------------------------------------------
       Total long-term debt - net                855.9      547.6       (443.0)       960.5
--------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                         194.8        6.7            -        201.5
   Regulatory liabilities & other removal
           costs                                 228.8        6.2            -        235.0
   Deferred credits & other liabilities           81.1        2.8            -         83.9
--------------------------------------------------------------------------------------------
       Total deferred credits & other
            liabilities                          504.7       15.7            -        520.4
--------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock
      of a Subsidiary                              0.2          -            -          0.2
Common Shareholder's Equity
   Common stock (no par value)                   611.3      589.8       (611.3)       589.8
   Retained earnings                             344.9      390.0       (344.9)       390.0
--------------------------------------------------------------------------------------------
       Total common shareholder's equity         956.2      979.8       (956.2)       979.8
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $ 2,779.6   $1,741.9    $(1,596.4)    $2,925.1
============================================================================================

Consolidating Balance Sheet as of December 31, 2002 (in millions):

----------------------------------------------------------------------------------------
                                         Subsidiary  Parent
            ASSETS                       Guarantors  Company  Eliminations  Consolidated
            ------                       ----------  -------  ------------  ------------
Current Assets
   Cash & cash equivalents                $   10.2   $    0.3    $       -      $  10.5
   Accounts receivable - less reserves       130.8        1.1            -        131.9
   Receivables due from other Vectren
      companies                               39.3       19.7         (2.7)        56.3
   Accrued unbilled revenues                 112.7          -            -        112.7
   Inventories                                56.0          -            -         56.0
   Recoverable fuel & natural gas costs       19.3          -            -         19.3
   Prepayments & other current assets         81.0        0.3            -         81.3
----------------------------------------------------------------------------------------
       Total current assets                  449.3       21.4         (2.7)       468.0
----------------------------------------------------------------------------------------
Utility Plant
  Original cost                            3,042.2          -            -      3,042.2
  Less:  accumulated depreciation &
     amortization                          1,179.0          -            -      1,179.0
----------------------------------------------------------------------------------------
       Net utility plant                   1,863.2          -            -      1,863.2
----------------------------------------------------------------------------------------
Investments in consolidated
     subsidiaries                                -      802.4       (802.4)           -
Notes receivable from consolidated
     subsidiaries                              8.5      493.9       (502.4)           -
Investments in unconsolidated
     affiliates                                0.1        2.3            -          2.4
Other investments                             13.1        8.8            -         21.9
Non-utility property - net                     5.4      133.8            -        139.2
Goodwill - net                               205.0          -            -        205.0
Regulatory assets                             70.9        4.9            -         75.8
Other assets                                   4.5        0.4            -          4.9
----------------------------------------------------------------------------------------
TOTAL ASSETS                              $2,620.0   $1,467.9    $(1,307.5)    $2,780.4
========================================================================================


Consolidating Balance Sheet as of December 31, 2002 (in millions), continued:

----------------------------------------------------------------------------------------------
                                             Subsidiary   Parent
   LIABILITIES & SHAREHOLDER'S EQUITY        Guarantors   Company   Eliminations  Consolidated
   ----------------------------------        ----------   -------   ------------  ------------
Current Liabilities
   Accounts payable                           $   71.3    $    3.5    $       -     $   74.8
   Accounts payable to affiliated
        companies                                 85.2         0.4            -         85.6
   Payables to other Vectren companies            61.3        11.2         (2.7)        69.8
   Accrued liabilities                            83.8         1.7         (2.3)        83.2
   Short-term borrowings                             -       239.1            -        239.1
   Short-term borrowings from
       other Vectren companies                   147.6        95.4       (156.1)        86.9
   Current maturities of long-term debt           39.8           -            -         39.8
   Long-term debt subject to tender               26.6           -            -         26.6
----------------------------------------------------------------------------------------------
       Total current liabilities                 515.6       351.3       (161.1)       705.8
----------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current maturities
       & debt subject to tender                  492.8       348.4            -        841.2
   Long-term debt due to VUHI                    344.0           -       (344.0)           -
----------------------------------------------------------------------------------------------
       Total long-term debt - net                836.8       348.4       (344.0)       841.2
----------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                         174.6        (2.3)           -        172.3
   Regulatory liabilities & other
       removal costs                             210.0           -            -        210.0
   Deferred credits & other liabilities           80.3         1.9            -         82.2
----------------------------------------------------------------------------------------------
       Total deferred credits & other
           liabilities                           464.9        (0.4)           -        464.5
----------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
    a Subsidiary                                   0.3           -            -          0.3
Common Shareholder's Equity
   Common stock (no par value)                   461.3       385.7       (461.3)       385.7
   Retained earnings                             341.1       382.4       (341.1)       382.4
   Accumulated other comprehensive income            -         0.5            -          0.5
----------------------------------------------------------------------------------------------
       Total common shareholder's equity         802.4       768.6       (802.4)       768.6
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY      $2,620.0    $1,467.9    $(1,307.5)    $2,780.4
==============================================================================================


14.  Segment Reporting

During 2003, Vectren transferred certain information technology systems and related assets and buildings from other entities within its consolidated group to VUHI as further described in Note 2. These assets primarily support the operations of VUHI's subsidiaries. VUHI has further reorganized its internal reporting for the effects of this transfer and has restated certain information in its operating segments from those results reported in its 2002 financial statements.

VUHI's operations are consist of its regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For its regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated margin, other operating expenses, and capital expenditures as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations.

The Other Operations segment also contains other assets and operations that were previously allocated to the Gas Utility and Electric Utility Segments. The Company uses net income as the measure of the profitability for this segment.

Information related to the Company's business segments is summarized below:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------------
(In millions)                                        2003          2002         2001
--------------------------------------------------------------------------------------
Revenues
  Gas Utility Services                           $ 1,112.3     $   908.0    $ 1,019.6
  Electric Utility Services                          335.7         328.6        308.5
  Other Operations                                    26.5          22.3         29.1
  Eliminations                                       (25.7)        (22.0)       (28.9)
--------------------------------------------------------------------------------------
         Total revenues                          $ 1,448.8     $ 1,236.9    $ 1,328.3
======================================================================================
Profitability Measure
  Regulated Operating Income
  (Operating Income Less Applicable
           Income Taxes)
       Gas Utility Services                      $    74.9     $    80.7    $    47.1
       Electric Utility Services                      63.8          73.2         56.5
--------------------------------------------------------------------------------------
                                                     138.7         153.9        103.6
--------------------------------------------------------------------------------------
  Regulated other income - net                         5.1           5.1          4.7
  Regulated interest expense & preferred
       dividends                                     (62.0)        (63.7)       (68.2)
  Regulated cumulative effect change in
       accounting principle                              -             -          1.1
--------------------------------------------------------------------------------------
       Regulated Net Income                           81.8          95.3         41.2
--------------------------------------------------------------------------------------
       Other Operations Net Income                     3.8           1.8          3.6
--------------------------------------------------------------------------------------
             Net Income                          $    85.6     $    97.1    $    44.8
======================================================================================
Amounts Included in Profitability Measures
  Depreciation & Amortization
       Gas Utility Services                      $    61.1     $    56.8    $    58.5
       Electric Utility Services                      42.6          40.0         38.7
       Other Operations                               14.2          13.9         20.7
--------------------------------------------------------------------------------------
             Total depreciation & amortization   $   117.9     $   110.7    $   117.9
======================================================================================
  Interest Expense
       Regulated Operations                      $    62.0     $    63.7    $    68.2
       Other Operations                                4.1           5.4          2.5
--------------------------------------------------------------------------------------
             Total interest expense              $    66.1     $    69.1    $    70.7
======================================================================================
  Equity in Losses of Unconsolidated Affiliates
       Other Operations                          $    (0.5)    $    (1.8)   $    (0.5)
======================================================================================
  Income Taxes
       Gas Utility Services                      $    19.5     $    18.2    $    (2.2)
       Electric Utility Services                      29.8          27.5         21.1
       Other Operations                                2.3           1.1          2.4
--------------------------------------------------------------------------------------
               Total income taxes                $    51.6     $    46.8    $    21.3
======================================================================================

Information related to the Company's business segments continues:

                                                       Year Ended December 31,
-----------------------------------------------------------------------------------
(In millions)                                      2003         2002          2001
-----------------------------------------------------------------------------------
Capital Expenditures
    Gas Utility Services                         $  95.0      $  63.0      $  77.8
    Electric Utility Services                      124.1         88.8         69.8
    Other Operations                                15.9         65.5         55.2
-----------------------------------------------------------------------------------
              Total capital expenditures         $ 235.0      $ 217.3      $ 202.8
===================================================================================
Investments in Equity Method Investees
    Other Operations                             $     -      $   0.3      $   3.0
===================================================================================


                                                   At December 31,
-----------------------------------------------------------------------
(In millions)                                  2003              2002
-----------------------------------------------------------------------
Assets
  Utility Group
     Gas Utility Services                  $ 1,805.0         $ 1,728.4
     Electric Utility Services                 974.6             891.6
     Other Operations                          162.4             171.6
     Eliminations                              (16.9)            (11.2)
-----------------------------------------------------------------------
         Total assets                      $ 2,925.1         $ 2,780.4
=======================================================================

15. Special Charges for 2001

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

The $7.6 million of severance and related costs includes $1.6 million of deferred compensation payable at various times through 2016 and $0.8 million of non-cash pension costs. The $4.0 million of lease termination fees includes $1.0 million of non-cash charges for impaired leasehold improvements. Restructuring expenses were incurred by the Company's operating segments as follows: $10.2 million by the Gas Utility Services segment; and $4.8 million by the Electric Utility Services segment.

Employee severance and related costs are associated with approximately 100 employees. Employee separation benefits include severance, healthcare, and outplacement services. During 2001, approximately 80 employees had exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur.

At the beginning of 2002, the remaining accrual related to the restructuring was $4.3 million. Of that amount, $1.3 million remained accrued for severance, almost all of which relates to deferred compensation arrangements, and $3.0 million remained for lease termination fees. During 2002, the accrual for severance did not substantially change, and $1.0 million of lease costs were paid. At December 31, 2002, the remaining restructuring accrual was $3.6 million ($1.6 million for severance and $2.0 million for lease costs). During 2003, $0.4 million was paid for severance, and the accrual for lease costs did not substantially change. At December 31, 2003, the remaining restructuring accrual was $3.2 million ($1.2 million for severance and $2.0 million for lease costs). The restructuring accrual is included in Accrued liabilities.

Merger & Integration Costs
Merger and integration costs incurred for the year ended December 31, 2001, totaled $2.8 million. Those costs related primarily to transaction costs, severance, and other merger and acquisition integration activities. As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened in 2000 to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million ($6.0 million after tax) for the year ended December 31, 2001. Merger and integration activities resulting from the 2000 merger were completed in 2001.

16.  Impact of Recently Issued Accounting Guidance

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations or financial condition.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, the standard was effective for all other financial instruments at the beginning of the Company's third quarter of 2003. In October 2003, the FASB issued further guidance regarding mandatorily redeemable stock which is effective January 1, 2004, for the Company. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. The adoption of SFAS 150 on January 1, 2004, did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46/46-R (Revised in December 2003)
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46-R). FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. Although management is still evaluating the impact of FIN 46 and related Staff Positions on its financial position and results of operations, the adoption is not expected to have a material effect.

Staff Accounting Bulletin No. 104
In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary and conforms the interpretive material retained because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's adoption of the standard did not have an impact on its revenue recognition policies.

17.  Quarterly Financial Data  (Unaudited)

Quarterly operating revenues presented below have been adjusted to reflect the adoption of EITF 03-11. See Note 11 to the consolidated financial statements for further information on the adoption of EITF 03-11. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations. Summarized quarterly financial data for 2003 and 2002 follows:

---------------------------------------------------------------------------
(In millions)                 Q1           Q2           Q3            Q4
---------------------------------------------------------------------------
2003
  Results of Operations:
  Operating revenues       $ 592.9      $ 239.9      $ 210.7       $ 405.3
  Operating income            95.7         17.4         19.4          66.5
  Net income                  47.3          1.4          2.4          34.5

2002
  Results of Operations:
  Operating revenues       $ 428.6      $ 216.8      $ 189.8       $ 401.7
  Operating income            80.8         26.0         30.3          70.6
  Net income                  42.0          8.7          9.0          37.4

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.  CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-15(e) and 15d-15(e), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

              Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2003, there have been no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal control over financial reporting is defined by the SEC in Final Rule:
Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. The final rule defines internal control over financial reporting as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

Vectren's Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees, and its Code of Ethics covering Vectren's directors, officers and employees are available on Vectren's website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708. Vectren intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of its directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on Vectren's website at the Internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to Investor Relations,
Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708.

ITEM 11.  EXECUTIVE COMPENSATION

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tabulation shows the audit and non-audit fees paid to Deloitte & Touche, LLP (Deloitte) for the years ending December 31, 2003, and 2002. The fees presented below represents total Vectren fees, not just the portion allocated to VUHI.

---------------------------------------------------------------------
                                          2003                2002
---------------------------------------------------------------------
Audit Fees(1)                         $ 1,187,950          $ 350,000
Audit-Related Fees(2)                     234,000            135,555
Tax Fees(3)                                92,000             73,625
All Other Fees(4)                               -                  -
---------------------------------------------------------------------
Total Fees Paid to Deloitte           $ 1,513,950          $ 559,180
=====================================================================

(1) Aggregate fees incurred payable to Deloitte for professional services rendered for the audit of the Company's 2003 fiscal year annual financial statements and the review of financial statements included in Company's Forms 10-Q filed during the Company's 2003 fiscal year. This includes fees incurred for audit services related to certain of the Company's subsidiaries in connection with the audit of the Company's financial statements. The amount also includes fees paid to Deloitte for the audits of the Company's 2000 and 2001 financial statements and the completion of the audit of the 2002 financial statements. The 2002 amount relates to the audit of the Company's 2002 financial statements and reviews of the Company's Forms 10-Q filed during the 2002 fiscal year.

(2) Audit related fees consisted principally of consultation on various accounting issues in 2003 and 2002, and reviews related to various financing transactions completed during 2003.

(3) Tax fees consisted of fees paid to Deloitte for tax planning and review of tax returns of the Company.

(4)  All Other Fees - None.

(5) Pursuant to its charter, the Audit Committee is responsible for selecting, approving professional fees, and overseeing the independence, qualifications, and performance of the independent auditors. The Audit Committee has adopted a formal policy with respect to the pre-approval of audit and permissible non-audit services provided by the independent auditors. Pre-approval is assessed on a case-by-case basis. In assessing requests for services to be provided by the independent auditors, the Audit committee considers whether such services are consistent with the auditors' independence, whether the independent auditors are likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company's ability to manage or control risk or improve audit quality. The audit-related, tax, and other services provided by Deloitte in the last fiscal year and related fees were approved by the Audit Committee in accordance with this policy.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 List Of Documents Filed As Part Of This Report

Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II "Item 8 Financial Statements and Supplementary Data" of this Form 10-K.

Supplemental Schedules

For the years ended December 31, 2003, 2002, and 2001, the Company's Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented on page 75. The report of Deloitte & Touche LLP on the schedule may be found in Item 8.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

              Exhibits for the Company attached to this filing filed
                electronically with the SEC are listed on page 76.
              Exhibits for the Company are listed in the Index to Exhibits beginning on page 77.

              Reports On Form 8-K During The Last Calendar Quarter

On October 22, 2003, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren Corporation's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2003. The financial information was released to the public through this filing.

         Item  7.  Exhibits
                   99-1 - Press Release - Vectren Corporation Reports Third Quarter 2003 Results
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
                   Reform Act of 1995
         Item 12.  Results of Operations and Financial Condition


On December 11, 2003, the Company filed a Current Report on Form 8-K with respect to an analyst meeting where a discussion of Vectren Corporation's current financial and operating results and plans for the future will occur.

         Item 9.  Regulation FD Disclosure
         Index to Exhibits
                   99-1 - Press Release - Vectren Corporation Provides 2004 Earnings Guidance
                   99- 2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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
VALUATION AND QUALIFYING
ACCOUNTS: AS RESTATED

Year 2003 - Accumulated provision for
            uncollectible accounts         $ 5.5       $ 12.2     $ -         $ 14.6       $ 3.1

Year 2002 - Accumulated provision for
            uncollectible accounts         $ 5.1       $ 11.7     $ -         $ 11.3       $ 5.5

Year 2001 - Accumulated provision for
            uncollectible accounts         $ 5.1       $ 15.1     $ -         $ 15.1       $ 5.1

OTHER RESERVES:

Year 2002 - Reserve for merger and
            integration charges            $ 0.4       $    -     $ -         $  0.4       $   -

Year 2001 - Reserve for merger and
            integration charges            $ 1.8       $    -     $ -         $  1.4       $ 0.4


Year 2003 - Reserve for restructuring
            costs                          $ 3.6       $    -     $ -         $  0.4       $ 3.2

Year 2002 - Reserve for restructuring
            costs                          $ 4.3       $    -     $ -         $  0.7       $ 3.6

Year 2001 - Reserve for restructuring
            costs                          $   -       $  9.2     $ -         $  4.9       $ 4.3

                         Vectren Utility Holdings, Inc.
                                 2003 Form 10-K
                                Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 77 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number         Document


21.1 List of Company's Significant Subsidiaries

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                INDEX TO EXHIBITS

2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1.)

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

10. Material Contracts
10.1 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.) First Amendment, effective April 16, 1997 (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29).

10.2 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

10.3 Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)

10.4 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)

10.5 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.) First Amendment, effective December 1, 1998 (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.).

10.6 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.) First Amendment, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as
      Exhibit 10-J.) Second Amendment, Plan renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.) Third Amendment, effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)

10.7 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)

10.8 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)

10.9 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.10 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.11 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.12 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
      Exhibit 99.8.)

10.13 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)

10.14 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.15.)

10.15 Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, effective September 1, 2002. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.16.)

10.16 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10-24.)

10.17 Coal Supply Agreement for F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., dated December 17, 1997 and effective January 1, 1998. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.18.). Portions of the document has been omitted pursuant to a request to a request for confidential treatment.

10.18 Amendment 1, effective January 1, 2003, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated December 17, 1997. . (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.19.)

10.19 Coal Supply Agreement for Generating Stations at Yankeetown, Warrick County, Indiana, and West Franklin, Posey County, Indiana between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., dated January 19, 2000. . (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.20.)

10.20 Amendment 1, effective January 1, 2004, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated January 19, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.21.)

10.21 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated October 1, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.22.)

10.22 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated January 1, 2004. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.23.)

10.23 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

21. Subsidiaries of the Company
The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.

31. Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer Certification Pursuant to Section 302 Of The
     Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.1

Chief Financial Officer Certification Pursuant to Section 302 Of The
     Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.2

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32.1

99.  Additional Exhibits
99.1 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

99.2 Amended and Restated Code of By-Laws of Vectren Corporation as of October 29, 2003. (Filed and designated in Quarterly Report on Form 10-Q filed November 13, 2003, File No. 1-15467, as Exhibit 3.1.)

99.3 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763), filed November 12. 1999, File No. 1-15467, as Exhibit 4.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VECTREN UTILITY HOLDINGS, INC.


Dated   February 25, 2004
                                           /s/ Niel C. Ellerbrook
                                           --------------------------------
                                           Niel C. Ellerbrook,
                                           Chairman, Chief Executive Officer,
                                           and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

        Signature                        Title                        Date


  /s/ Niel C. Ellerbrook       Chairman, Chief Executive       February 25, 2004
---------------------------    Officer, & Director             -----------------
    Niel C. Ellerbrook         (Principal Executive Officer)



/s/ Jerome A. Benkert, Jr.     Executive Vice President,       February 25, 2004
---------------------------    Chief Financial Officer, &      -----------------
  Jerome A. Benkert, Jr.       Director (Principal Financial
                                Officer)



   /s/ M. Susan Hardwick       Vice President & Controller     February 25, 2004
---------------------------    (Principal Accounting Officer)  -----------------
     M. Susan Hardwick


  /s/ Ronald E Christian       Director                        February 25, 2004
---------------------------                                    -----------------
    Ronald E Christian


    /s/ William S. Doty        Director                        February 25, 2004
---------------------------                                    -----------------
      William S. Doty