Form 10-Q
period 2004-03-31
VECTREN UTILITY HOLDINGS INC
filed 2004-05-14
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission file number:   1-16739

                               VECTREN UTILITY HOLDINGS, INC.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  INDIANA                                   35-2104850
---------------------------------------------           --------------------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock - Without Par Value              10             April 30, 2004
 -------------------------------               --             --------------
            Class                       Number of Shares           Date

                                Table of Contents

Item                                                                    Page
Number                                                                  Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)

       Vectren Utility Holdings, Inc. and Subsidiary Companies

          Consolidated Condensed Balance Sheets                           1-2
          Consolidated Condensed Statements of Income                      3
          Consolidated Condensed Statements of Cash Flows                  4
       Notes to Unaudited Consolidated Condensed Financial Statements      5
  2    Management's Discussion and Analysis of Results of Operations      15
       and Financial Condition

  3    Quantitative and Qualitative Disclosures About Market Risk         24
  4    Controls and Procedures                                            24

                           PART II. OTHER INFORMATION

  1    Legal Proceedings                                                  25
  6    Exhibits and Reports on Form 8-K                                   25
       Signatures                                                         26

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
Evansville, Indiana                         Vice President, Investor Relations
 47702-0209                                 sschein@vectren.com


                                   Definitions

AFUDC:  allowance for funds used during    MMBTU:  millions of British thermal
   construction                               units
APB:  Accounting Principles Board          MW:  megawatts

EITF:  Emerging Issues Task Force          MWh/GWh:  megawatt hours/millions of
                                              megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards      NOx:  nitrogen oxide
   Board
FERC:  Federal Energy Regulatory           OUCC:  Indiana Office of the Utility
   Commission                                 Consumer Counselor
IDEM:  Indiana Department of               PUCO:  Public Utilities Commission of
   Environmental Management                   Ohio
IURC:  Indiana Utility Regulatory          SFAS:  Statement of Financial
   Commission                                 Accounting Standards
MCF/BCF:  millions/billions of             USEPA:  United States Environmental
   cubic feet                                 Protection Agency
MDth/MMDth: thousands/millions             Throughput:  combined gas sales and
   of dekatherms                              gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            (Unaudited - In millions)

                                                    March 31,      December 31,
-------------------------------------------------------------------------------
                                                      2004            2003
-------------------------------------------------------------------------------
                 ASSETS

Current Assets
  Cash & cash equivalents                           $    12.5       $     8.1
  Accounts receivable - less reserves
      of $2.3 & $3.1, respectively                      153.0           114.0
  Receivables due from other Vectren companies            7.5             1.7
  Accrued unbilled revenues                              96.1           128.7
  Inventories                                            39.2            55.1
  Recoverable fuel & natural gas costs                    8.9            20.3
  Prepayments & other current assets                     21.0           131.3
-------------------------------------------------------------------------------
      Total current assets                              338.2           459.2
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                       3,280.9         3,250.7
  Less:  accumulated depreciation & amortization      1,258.2         1,247.0
-------------------------------------------------------------------------------
      Net utility plant                               2,022.7         2,003.7
-------------------------------------------------------------------------------

Investments in unconsolidated affiliates                  2.0             1.8
Other investments                                        20.8            20.6
Non-utility property - net                              141.2           141.3
Goodwill - net                                          205.0           205.0
Regulatory assets                                        84.8            89.6
Other assets                                              3.9             3.9
-------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 2,818.6       $ 2,925.1
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                    March 31,     December 31,
------------------------------------------------------------------------------
                                                      2004           2003
------------------------------------------------------------------------------
      LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                $    43.4       $    63.0
   Accounts payable to affiliated companies             48.4            80.3
   Payables to other Vectren companies                   8.5            13.3
   Accrued liabilities                                 160.5            93.9
   Short-term borrowings                                40.0           185.2
   Current maturities of long-term debt                 15.0            15.0
   Long-term debt subject to tender                     13.5            13.5
------------------------------------------------------------------------------
      Total current liabilities                        329.3           464.2
------------------------------------------------------------------------------

Long-Term Debt - Net of Current Maturities &
   Debt Subject to Tender                              960.5           960.5

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                               200.8           201.5
   Regulatory liabilities & other removal costs        239.0           235.0
   Deferred credits & other liabilities                 83.0            83.9
------------------------------------------------------------------------------
      Total deferred credits & other liabilities       522.8           520.4
------------------------------------------------------------------------------

Commitments & Contingencies (Notes 6 - 8)

Cumulative, Redeemable Preferred Stock
      of a Subsidiary                                    0.1             0.2

Common Shareholder's Equity
   Common stock (no par value)                         591.2           589.8
   Retained earnings                                   414.7           390.0
------------------------------------------------------------------------------
      Total common shareholder's equity              1,005.9           979.8
------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY           $ 2,818.6       $ 2,925.1
==============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                            (Unaudited - In millions)

                                              Three Months Ended March 31,
----------------------------------------------------------------------------
                                                    2004             2003
----------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                    $ 505.1          $ 509.2
   Electric utility                                  88.8             83.5
   Other                                              0.3              0.2
----------------------------------------------------------------------------
      Total operating revenues                      594.2            592.9
----------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                 365.6            364.8
   Fuel for electric generation                      22.9             20.8
   Purchased electric energy                          4.4              4.5
   Other operating                                   60.1             56.6
   Depreciation & amortization                       29.6             28.8
   Taxes other than income taxes                     22.3             21.7
----------------------------------------------------------------------------
        Total operating expenses                    504.9            497.2
----------------------------------------------------------------------------
OPERATING INCOME                                     89.3             95.7

OTHER EXPENSE
      Other income (expense) - net                   (0.1)            (1.5)
      Equity in earnings (losses) of
          unconsolidated affiliates                   0.2             (0.5)
----------------------------------------------------------------------------
           Total other income (expense)               0.1             (2.0)
----------------------------------------------------------------------------
Interest expense                                     17.0             16.5
----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           72.4             77.2
----------------------------------------------------------------------------
Income taxes                                         27.7             29.9
----------------------------------------------------------------------------
NET INCOME                                        $  44.7          $  47.3
============================================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)


                                                  Three Months Ended March 31,
-------------------------------------------------------------------------------
                                                         2004            2003
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 44.7          $ 47.3
   Adjustments to reconcile net income to cash from
         operating activities:
      Depreciation & amortization                         29.6            28.8
      Deferred income taxes & investment tax credits      (0.7)            5.1
      Pension & postretirement periodic benefit cost       1.5             1.5
      Equity in (earnings) losses of unconsolidated
           affiliates                                     (0.2)            0.5
      Net unrealized gain on derivative instruments       (2.8)           (0.9)
      Other non-cash charges - net                         3.6             5.7
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue         (16.1)            9.8
         Inventories                                      15.9            17.8
         Recoverable fuel & natural gas costs             11.4            10.2
         Prepayments & other current assets              116.8            68.2
         Accounts payable, including to Vectren
            companies & affiliated companies             (56.3)         (121.5)
         Accrued liabilities                              65.5            57.2
      Changes in noncurrent assets                        (0.2)           (0.4)
      Changes in noncurrent liabilities                   (1.8)           (1.4)
-------------------------------------------------------------------------------
         Net cash flows from operating activities        210.9           127.9
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from additional capital contribution           1.4               -
   Requirements for:
      Dividends to parent                                (20.0)          (18.0)
      Redemption of preferred stock of subsidiary         (0.1)           (0.1)
      Retirement of long-term debt, including
          premiums paid                                      -           (39.9)
   Net change in short-term borrowings                  (145.2)          (10.2)
-------------------------------------------------------------------------------
         Net cash flows from financing activities       (163.9)          (68.2)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from other investing activities                  -             0.1
   Requirements for capital expenditures,
       excluding AFUDC equity                            (42.6)          (49.4)
-------------------------------------------------------------------------------
         Net cash flows from investing activities        (42.6)          (49.3)
-------------------------------------------------------------------------------
Net increase in cash & cash equivalents                    4.4            10.4
Cash & cash equivalents at beginning of period             8.1            10.5
-------------------------------------------------------------------------------
Cash & cash equivalents at end of period                $ 12.5          $ 20.9
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

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations


Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, serves as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2003, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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


3.   Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $351.0 million in short-term credit facilities, of which $40.0 million is outstanding at March 31, 2004, and VUHI's $550.0 million unsecured senior notes outstanding at March 31, 2004. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended March 31, 2004 (in millions):

                                     Subsidiary   Parent
                                     Guarantors   Company   Eliminations   Consolidated
-----------------------------------  ----------   -------   ------------   ------------
OPERATING REVENUES
   Gas utility                        $ 505.1     $    -       $    -         $ 505.1
   Electric utility                      88.8          -            -            88.8
   Other                                    -        9.4         (9.1)            0.3
---------------------------------------------------------------------------------------
      Total operating revenues          593.9        9.4         (9.1)          594.2
---------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                     365.6          -            -           365.6
   Fuel for electric generation          22.9          -            -            22.9
   Purchased electric energy              4.4          -            -             4.4
   Other operating                       69.0        0.2         (9.1)           60.1
   Depreciation & amortization           25.3        4.3            -            29.6
   Taxes other than income taxes         22.0        0.3            -            22.3
---------------------------------------------------------------------------------------
      Total operating expenses          509.2        4.8         (9.1)          504.9
---------------------------------------------------------------------------------------
OPERATING INCOME                         84.7        4.6            -            89.3
OTHER INCOME (EXPENSE)
   Equity in earnings of
       consolidated companies               -       43.1        (43.1)              -
   Equity in earnings of
       unconsolidated affiliates            -        0.2            -             0.2
   Other income (expense) - net          (0.6)       8.4         (7.9)           (0.1)
---------------------------------------------------------------------  ----------------
      Total other income (expense)       (0.6)      51.7        (51.0)            0.1
---------------------------------------------------------------------------------------
Interest expense                         15.8        9.1         (7.9)           17.0
---------------------------------------------------------------------  ----------------
INCOME BEFORE INCOME TAXES               68.3       47.2        (43.1)           72.4
---------------------------------------------------------------------------------------
Income taxes                             25.2        2.5            -            27.7
---------------------------------------------------------------------------------------
NET INCOME                            $  43.1     $ 44.7       $(43.1)        $  44.7
=======================================================================================



Consolidating Statement of Income for the three months ended March 31, 2003 (in millions):


                                          Subsidiary   Parent
                                          Guarantors   Company   Eliminations  Consolidated
--------------------------------------    ----------   -------   ------------  ------------
OPERATING REVENUES
   Gas utility                              $ 509.2     $    -      $     -       $ 509.2
   Electric utility                            83.5          -            -          83.5
   Other                                          -        6.6         (6.4)          0.2
-------------------------------------------------------------------------------------------
      Total operating revenues                592.7        6.6         (6.4)        592.9
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           364.8          -            -         364.8
   Fuel for electric generation                20.8          -            -          20.8
   Purchased electric energy                    4.5          -            -           4.5
   Other operating                             62.8        0.2         (6.4)         56.6
   Depreciation & amortization                 25.2        3.6            -          28.8
   Taxes other than income taxes               21.4        0.3            -          21.7
---------------------------------------------------------------------  --------------------
      Total operating expenses                499.5        4.1         (6.4)        497.2
-------------------------------------------------------------------------------------------
OPERATING INCOME                               93.2        2.5            -          95.7
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
        companies                                 -       48.5        (48.5)            -
   Equity in losses of unconsolidated
        affiliates                                -       (0.5)           -          (0.5)
   Other income (expense) - net                 0.4        4.8         (6.7)         (1.5)
---------------------------------------------------------------------  --------------------
      Total other income (expense) - net        0.4       52.8        (55.2)         (2.0)
-------------------------------------------------------------------------------------------
Interest expense                               15.5        7.7         (6.7)         16.5
---------------------------------------------------------------------  --------------------
INCOME BEFORE INCOME TAXES                     78.1       47.6        (48.5)         77.2
-------------------------------------------------------------------------------------------
Income taxes                                   29.6        0.3            -          29.9
-------------------------------------------------------------------------------------------
NET INCOME                                 $   48.5     $ 47.3      $ (48.5)      $  47.3
===========================================================================================

Consolidating Statement of Cash Flows for the three months ended March 31, 2004 (in millions):

                                                 Subsidiary  Parent
                                                 Guarantors  Company   Eliminations  Consolidated
--------------------------------------------     ----------  -------   ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES           $ 201.6    $  9.3       $    -       $ 210.9
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from additional capital
     contribution                                        -       1.4            -           1.4

  Requirements for:
     Dividends to parent                             (20.0)    (20.0)        20.0         (20.0)
     Redemption of preferred stock
       of subsidiary                                  (0.1)        -            -          (0.1)
  Net change in short-term borrowings,
      including to other Vectren companies           (81.5)    (87.9)        24.2        (145.2)
-------------------------------------------------------------------------------------------------
     Net cash flows from financing activities       (101.6)   (106.5)        44.2        (163.9)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
       distributions                                     -      20.0        (20.0)            -

  Requirements for:
     Capital expenditures, excluding
       AFUDC equity                                  (39.0)     (3.6)           -         (42.6)
  Net change in notes receivable to other
       Vectren companies                             (56.5)     80.7        (24.2)            -
-------------------------------------------------------------------------------------------------
     Net cash flows from investing activities        (95.5)     97.1        (44.2)        (42.6)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash &
   cash equivalents                                    4.5      (0.1)           -           4.4
Cash & cash equivalents at beginning
   of period                                           7.4       0.7            -           8.1
-------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period           $  11.9    $  0.6       $    -       $  12.5
=================================================================================================

Consolidating Statement of Cash Flows for the three months ended March 31, 2003 (in millions):

                                              Subsidiary   Parent
                                              Guarantors   Company  Eliminations  Consolidated
------------------------------------------    ----------   -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES       $ 127.6      $  0.3      $   -        $ 127.9
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Requirements for:
     Retirement of long-term debt,
          including premiums paid                (39.9)          -          -          (39.9)
     Dividends to parent                         (18.2)      (18.0)      18.2          (18.0)
     Redemption of preferred stock of
          subsidiary                              (0.1)          -          -           (0.1)
  Net change in short-term borrowings,
      including to other Vectren companies         9.0         4.8      (24.0)         (10.2)
----------------------------------------------------------------------------------------------
     Net cash flows from financing activities    (49.2)      (13.2)      (5.8)         (68.2)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions           -        18.2      (18.2)             -
     Unconsolidated affiliate distributions          -         0.1          -            0.1
  Requirements for:
     Capital expenditures, excluding
        AFUDC equity                             (49.3)       (0.1)         -          (49.4)
  Net change in notes receivable to other
        Vectren companies                        (18.3)       (5.7)      24.0              -
----------------------------------------------------------------------------------------------
     Net cash flows from investing activities    (67.6)       12.5        5.8          (49.3)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash
     equivalents                                  10.8        (0.4)         -           10.4
Cash & cash equivalents at beginning
     of period                                    10.2         0.3          -           10.5
----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period       $  21.0      $ (0.1)     $   -        $  20.9
==============================================================================================

Consolidating Balance Sheet as of March 31, 2004 (in millions):


    ASSETS                                 Subsidiary    Parent
    ------                                 Guarantors    Company   Eliminations  Consolidated
                                           ----------    -------   ------------  ------------
Current Assets
  Cash & cash equivalents                   $    11.9   $     0.6   $        -     $    12.5
  Accounts receivable - less reserves           152.9         0.1            -         153.0
  Receivables due from other Vectren
      companies                                   6.6        11.2        (10.3)          7.5
  Accrued unbilled revenues                      96.1           -            -          96.1
  Inventories                                    39.2           -            -          39.2
  Recoverable fuel & natural gas costs            8.9           -            -           8.9
  Prepayments & other current assets             22.7        (1.7)           -          21.0
---------------------------------------------------------------------------------------------
      Total current assets                      338.3        10.2        (10.3)        338.2
---------------------------------------------------------------------------------------------
Utility Plant
  Original cost                               3,280.9           -            -       3,280.9
  Less:  accumulated depreciation &
     amortization                             1,258.2           -            -       1,258.2
---------------------------------------------------------------------------------------------
      Net utility plant                       2,022.7           -            -       2,022.7
---------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries            -       979.3       (979.3)            -
Notes receivable from consolidated
    subsidiaries                                 56.5       542.7       (599.2)            -
Investments in unconsolidated affiliates          0.2         1.8            -           2.0
Other investments                                14.4         6.4            -          20.8
Non-utility property - net                        5.5       135.7            -         141.2
Goodwill - net                                  205.0           -            -         205.0
Regulatory assets                                78.8         6.0            -          84.8
Other assets                                      3.9           -            -           3.9
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 2,725.3   $ 1,682.1   $ (1,588.8)    $ 2,818.6
=============================================================================================


   LIABILITIES & SHAREHOLDER'S EQUITY       Subsidiary   Parent
   ----------------------------------       Guarantors   Company   Eliminations  Consolidated
                                            ----------   -------   ------------  ------------
Current Liabilities
  Accounts payable                          $    41.0   $     2.4   $        -     $    43.4
  Accounts payable to affiliated companies       48.3         0.1            -          48.4
  Payables to other Vectren companies            18.8           -        (10.3)          8.5
  Accrued liabilities                           151.8        11.3         (2.6)        160.5
  Short-term borrowings                             -        40.0            -          40.0
  Short-term borrowings from
      other Vectren companies                    97.0        56.5       (153.5)            -
  Current maturities of long-term debt           15.0           -            -          15.0
  Long-term debt subject to tender               13.5           -            -          13.5
---------------------------------------------------------------------------------------------
      Total current liabilities                 385.4       110.3       (166.4)        329.3
---------------------------------------------------------------------------------------------
Long-Term Debt
  Long-term debt - net of current
      maturities & debt subject to tender       412.9       547.6            -         960.5
  Long-term debt due to VUHI                    443.1           -       (443.1)            -
---------------------------------------------------------------------------------------------
      Total long-term debt - net                856.0       547.6       (443.1)        960.5
---------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                         191.7         9.1            -         200.8
  Regulatory liabilities & other removal
      costs                                     233.0         6.0            -         239.0
  Deferred credits & other liabilities           79.8         3.2            -          83.0
---------------------------------------------------------------------------------------------
      Total deferred credits & other
         liabilities                            504.5        18.3            -         522.8
---------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
    a Subsidiary                                  0.1           -            -           0.1
Common Shareholder's Equity
  Common stock (no par value)                   611.3       591.2       (611.3)        591.2
  Retained earnings                             368.0       414.7       (368.0)        414.7
---------------------------------------------------------------------------------------------
      Total common shareholder's equity         979.3     1,005.9       (979.3)      1,005.9
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $ 2,725.3   $ 1,682.1   $ (1,588.8)    $ 2,818.6
=============================================================================================

Consolidating Balance Sheet as of December 31, 2003 (in millions):



               ASSETS                       Subsidiary   Parent
               ------                       Guarantors   Company   Eliminations  Consolidated
                                            ----------   -------   ------------  ------------
Current Assets
  Cash & cash equivalents                   $     7.4   $     0.7   $        -     $     8.1
  Accounts receivable - less reserves           113.6         0.4            -         114.0
  Receivables due from other Vectren
    companies                                     0.2        10.5         (9.0)          1.7
  Accrued unbilled revenues                     128.7           -            -         128.7
  Inventories                                    55.1           -            -          55.1
  Recoverable fuel & natural gas costs           20.3           -            -          20.3
  Prepayments & other current assets            138.2         0.9         (7.8)        131.3
---------------------------------------------------------------------------------------------
      Total current assets                      463.5        12.5        (16.8)        459.2
---------------------------------------------------------------------------------------------
Utility Plant
  Original cost                               3,250.7           -            -       3,250.7
  Less:  accumulated depreciation
    & amortization                            1,247.0           -            -       1,247.0
---------------------------------------------------------------------------------------------
      Net utility plant                       2,003.7           -            -       2,003.7
---------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries            -       956.2       (956.2)            -
Notes receivable from consolidated
    subsidiaries                                    -       623.4       (623.4)            -
Investments in unconsolidated affiliates          0.2         1.6            -           1.8
Other investments                                14.3         6.3            -          20.6
Non-utility property - net                        5.6       135.7            -         141.3
Goodwill - net                                  205.0           -            -         205.0
Regulatory assets                                83.4         6.2            -          89.6
Other assets                                      3.9           -            -           3.9
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 2,779.6   $ 1,741.9   $ (1,596.4)    $ 2,925.1
=============================================================================================



    LIABILITIES & SHAREHOLDER'S EQUITY      Subsidiary   Parent
    ----------------------------------      Guarantors   Company   Eliminations  Consolidated
                                            ----------   -------   ------------  ------------
Current Liabilities
  Accounts payable                          $    57.5   $     5.5   $        -     $    63.0
  Accounts payable to affiliated companies       80.2         0.1            -          80.3
  Payables to other Vectren companies            22.3           -         (9.0)         13.3
  Accrued liabilities                            95.7         8.8        (10.6)         93.9
  Short-term borrowings                           0.8       184.4            -         185.2
  Short-term borrowings from
      other Vectren companies                   177.6           -       (177.6)            -
  Current maturities of long-term debt           15.0           -            -          15.0
  Long-term debt subject to tender               13.5           -            -          13.5
---------------------------------------------------------------------------------------------
     Total current liabilities                  462.6       198.8       (197.2)        464.2
---------------------------------------------------------------------------------------------
Long-Term Debt
  Long-term debt - net of current
    maturities & debt subject to tender         412.9       547.6            -         960.5
  Long-term debt due to VUHI                    443.0           -       (443.0)            -
---------------------------------------------------------------------------------------------
     Total long-term debt - net                 855.9       547.6       (443.0)        960.5
---------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                         194.8         6.7            -         201.5
  Regulatory liabilities & other removal
     costs                                      228.8         6.2            -         235.0
  Deferred credits & other liabilities           81.1         2.8            -          83.9
---------------------------------------------------------------------------------------------
     Total deferred credits & other
         liabilities                            504.7        15.7            -         520.4
---------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
     a Subsidiary                                 0.2           -            -           0.2
Common Shareholder's Equity
  Common stock (no par value)                   611.3       589.8       (611.3)        589.8
  Retained earnings                             344.9       390.0       (344.9)        390.0
---------------------------------------------------------------------------------------------
     Total common shareholder's equity          956.2       979.8       (956.2)        979.8
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $ 2,779.6   $ 1,741.9   $ (1,596.4)    $ 2,925.1
=============================================================================================


4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provide corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocation techniques, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $21.8 million and $17.7 million for the three months ended March 31, 2004 and 2003, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2004 and 2003, totaled $18.8 million and $19.2 million, respectively.

Share-Based Incentive Plans
VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans.

5.   Transactions with ProLiance Energy, LLC


ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2004 and 2003, totaled $219.1 million and $261.4 million, respectively. Amounts owed to ProLiance at March 31, 2004, and December 31, 2003, for those purchases were $47.8 million and $79.9 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.


6.   Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding environmental matters.


7.   Environmental Matters

NOx SIP Call Matter
The Company has initiated steps toward compliance with Indiana's State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
     >> the Company's project to achieve environmental compliance by investing in clean coal technology;
     >> a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     >> a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     >> ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended through 2006. Through March 31, 2004, $158.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule to achieve full compliance with the requirements of the NOx SIP Call. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. The total costs, including PRP involvement and insurance recoveries, and if necessary, remedial work at the four SIGECO sites, cannot be determined at this time.

8.   Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement
On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On March 26, 2004, SIGECO reached a definitive agreement with the OUCC regarding the proposed changes to the base rates and charges for its gas distribution business in southwestern Indiana. The settlement agreement was filed with the IURC and completes a collaborative effort between Vectren South and the OUCC to streamline the formal regulatory review process. On June 2, 2004, the IURC will conduct a public hearing to consider approval of the filed settlement.

The settlement agreement provides for: 1) a rate increase of $5.7 million, 2) a rate design for the revenue increase, including a larger monthly customer charge, intended to address earnings volatility related to weather, and 3) recovery of the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. Under the settlement, a Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter. Costs in excess of the annual cap amounts are deferred for future recovery.

The proposed rate settlement only addresses "non-gas" costs, including the costs of constructing, operating and maintaining the Company's natural gas system. While the timing of an order on the settlement is uncertain, the Company believes than an order will be issued in the third quarter of 2004.

Vectren North (Indiana Gas) Base Rate Filing
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by variations in weather and to address earnings volatility related to weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations. The timing and ultimate outcome of this regulatory initiative is uncertain.

VEDO Gas Base Rate Pre-filing Notice
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. The official application is expected to be filed in late May. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff that will expand and provide incentives for the Company to promote home weatherization and energy conservation programs. The proposed tariff provides resources for consumers to decrease natural gas usage through energy efficiency measures, and it allows the company to proactively sponsor conservation without negatively impacting earnings. The timing and ultimate outcome of this regulatory initiative is uncertain.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by Vectren's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on its operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

9.   Impact of Recently Issued Accounting Guidance

FIN 46/46R (Revised in December 2003)
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46R). FIN 46R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46R is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

10.  Segment Reporting

VUHI's operations consist of its regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For these regulated operations, the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations.

The Other Operations segment also contains other assets and operations that were previously allocated to the Gas Utility and Electric Utility Segments. The Company uses net income as the measure of profitability for this segment. Information related to the Company's business segments is summarized below:

                                                 Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                           2004            2003
------------------------------------------------------------------------------
Revenues
    Gas Utility Services                              $ 505.1         $ 509.2
    Electric Utility Services                            88.8            83.5
    Other Operations                                      9.4             6.6
    Eliminations                                         (9.1)           (6.4)
------------------------------------------------------------------------------
  Consolidated Revenues                               $ 594.2         $ 592.9
==============================================================================

Profitability Measure
  Regulated Operating Income
  (Operating Income Less Applicable Income Taxes)
     Gas Utility Services                             $  46.1         $  47.3
     Electric Utility Services                           13.4            16.3
------------------------------------------------------------------------------
        Total Regulated Operating Income                 59.5            63.6
------------------------------------------------------------------------------
  Regulated other income (expense) - net                 (0.6)            0.4
  Regulated interest expense & preferred dividends      (15.8)          (15.5)
------------------------------------------------------------------------------
    Regulated Net Income                                 43.1            48.5
------------------------------------------------------------------------------
    Other Operations Net Income (Loss)                    1.6            (1.2)
------------------------------------------------------------------------------
  Consolidated Net Income                             $  44.7         $  47.3
==============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, serves as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

             Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Earnings were $44.7 million for the three months ended March 31, 2004, compared to $47.3 million in the prior year. The $2.6 million decrease in earnings resulted primarily from the effects of weather 10% warmer in 2004 compared to 2003, which decreased results approximately $5.0 million after tax. The decrease was partially offset by the recovery of NOx expenditures and related operating expenses which increased earnings $0.8 million after tax, and the $1.2 million after tax charge in 2003 resulting from the Company's investment in BABB International (BABB).

The Company generates revenue primarily from the delivery of natural gas and electric service to its customers. The primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. The results are impacted by weather patterns in its service territory and general economic conditions both in its service territory as well as nationally.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company's SEC filings.

                            Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas sold. Electric Utility margin is calculated as Electric utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of operating performance than, operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to industrial and other contract customers is impacted by overall economic conditions. In general, margin is not sensitive to variations in gas or fuel costs. It is, however, impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of price sensitive fluctuation in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold) Gas Utility margin and throughput by customer type follows:

                                                 Three Months Ended March 31,
-----------------------------------------------------------------------------
(In millions)                                           2004           2003
-----------------------------------------------------------------------------
    Residential                                       $  90.4        $  94.7
    Commercial                                           28.1           29.7
    Contract                                             18.0           18.5
    Other                                                 3.0            1.5
-----------------------------------------------------------------------------
      Total gas utility margin                        $ 139.5        $ 144.4
=============================================================================
Sold & transported volumes in MMDth:
    To residential & commercial customers                57.3           61.8
    To contract customers                                29.2           30.3
-----------------------------------------------------------------------------
      Total throughput                                   86.5           92.1
=============================================================================

Gas Utility margins for the three months ended March 31, 2004, were $139.5 million, a decrease of $4.9 million, or 3%, compared to the prior year period. It is estimated that weather 10% warmer than the prior year and 3% warmer than normal decreased margins $7.7 million and was the primary contributor to the decreased throughput. The decrease was partially offset by increased customers, consumption, and higher utility receipts and excise taxes. The average cost per dekatherm of gas purchased for the three months ended March 31, 2004, was $6.60 compared to $6.53 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy) Electric Utility margin by revenue type follows:

                                                 Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                          2004             2003
------------------------------------------------------------------------------
Residential & commercial                              $ 35.5           $ 33.3
Industrial                                              14.4             12.3
Municipalities & other                                   4.6              4.5
------------------------------------------------------------------------------
     Total retail & firm wholesale                      54.5             50.1
Asset optimization                                       7.0              8.1
------------------------------------------------------------------------------
         Total electric utility margin                $ 61.5           $ 58.2
==============================================================================

Retail & Firm Wholesale Margin
For the three months ended March 31, 2004, margin from serving native load and firm wholesale customers was $54.5 million, an increase of $4.4 million when compared to 2003. Margin increased $3.6 million over 2003 due to the increase in retail electric rates related to recovery of NOx compliance expenditures and related operating expenses. Margins from industrial customers increased $2.1 million over 2003 reflecting some economic recovery. The effects of weather partially offset these increases by approximately $0.7 million. Total retail and firm wholesale volumes sold increased 6% to 1.50 GWh in 2004 compared to 1.42 GWh in 2003.

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

Following is a reconciliation of asset optimization activity:

                                                 Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                           2004            2003
------------------------------------------------------------------------------
Beginning of Period Net Asset Optimization Position    $ (0.4)         $ (0.7)

Statement of Income Activity
  Net mark-to-market gains                                2.8             0.9
  Net realized gains recognized                           4.2             7.2
------------------------------------------------------------------------------
     Net activity in electric utility margin              7.0             8.1
------------------------------------------------------------------------------
Net cash received & other adjustments                    (3.2)           (7.8)
------------------------------------------------------------------------------
End of Period Net Asset Optimization Position          $  3.4          $ (0.4)
==============================================================================

For the three months ended March 31, 2004 and 2003, volumes sold into the wholesale market were 0.51 GWh compared to 1.45 GWh in 2003, while volumes purchased were 0.47 GWh in 2004 compared to 1.26 GWh in 2003. A portion of volumes purchased in the wholesale market is used to serve native load and firm wholesale customers, and in 2004 compared to 2003, greater amounts of purchased power have been required for native load due to scheduled and unscheduled outages of owned generation, which has reduced capacity available for optimization. The decrease in margin is due largely to market conditions and price volatility this quarter, compared to the same quarter last year.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:
                                                 Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                          2004             2003
------------------------------------------------------------------------------
Activity related to:
   Sales contracts                                    $ 11.9           $ 47.2
   Purchase contracts                                   (6.0)           (36.7)
   Net mark-to-market gains realized                     2.8              0.9
------------------------------------------------------------------------------
   Net asset optimization revenue                        8.7             11.4
------------------------------------------------------------------------------
   Fuel for electric generation                          1.7              3.3
------------------------------------------------------------------------------
   Asset optimization margin                          $  7.0           $  8.1
==============================================================================

Operating Expenses

For the three months ended March 31, 2004, other operating and depreciation & amortization expenses increased $3.5 million and $0.8 million, respectively, compared to 2003. The increases resulted from $1.5 million of additional operating expenses and $0.8 million of additional depreciation expense associated with NOx compliance. The remaining increase in other operating expenses is primarily due to higher labor and benefit costs.

Total Other Income (Expense)

For the three months ended March 31, 2004, total other income (expense) increased $2.1 million compared to 2003. The increase was primarily attributable to $2.5 million in charges taken against the Company's equity method investment in BABB. In the first quarter of 2003, the Company recorded a $2.0 million write down of its investment in BABB as well as $0.5 million of equity method losses and other activity.

Interest Expense

For the three months ended March 31, 2004, interest expense increased $0.5 million compared to 2003. The increase reflects the impact of permanent financing completed in 2003 whereby short-term variable rate debt was converted to fixed rate debt at a higher interest rate.

Income Taxes

For the three months ended March 31, 2004, Federal and state income taxes decreased $2.2 million primarily due to fluctuations in pre-tax income.

Environmental Matters

NOx SIP Call Matter

The Company has initiated steps toward compliance with Indiana's State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
     >> the Company's project to achieve environmental compliance by investing in clean coal technology;
     >> a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     >> a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     >> ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended through 2006. Through March 31, 2004, $158.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule to achieve full compliance with the requirements of the NOx SIP Call. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. The total costs, including PRP involvement and insurance recoveries, and if necessary, remedial work at the four SIGECO sites, cannot be determined at this time.

Rate and Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement

On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On March 26, 2004, SIGECO reached a definitive agreement with the OUCC regarding the proposed changes to the base rates and charges for its gas distribution business in southwestern Indiana. The settlement agreement was filed with the IURC and completes a collaborative effort between Vectren South and the OUCC to streamline the formal regulatory review process. On June 2, 2004, the IURC will conduct a public hearing to consider approval of the filed settlement.

The settlement agreement provides for: 1) a rate increase of $5.7 million, 2) a rate design for the revenue increase, including a larger monthly customer charge, intended to address earnings volatility related to weather, and 3) recovery of the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. Under the settlement, a Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter. Costs in excess of the annual cap amounts are deferred for future recovery.

The proposed rate settlement only addresses "non-gas" costs, including the costs of constructing, operating and maintaining the Company's natural gas system. While the timing of an order on the settlement is uncertain, the Company believes than an order will be issued in the third quarter of 2004.

Vectren North (Indiana Gas) Base Rate Filing

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by variations in weather and to address earnings volatility related to weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations. The timing and ultimate outcome of this regulatory initiative is uncertain.

VEDO Gas Base Rate Pre-filing Notice

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. The official application is expected to be filed in late May. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff that will expand and provide incentives for the Company to promote home weatherization and energy conservation programs. The proposed tariff provides resources for consumers to decrease natural gas usage through energy efficiency measures, and it allows the company to proactively sponsor conservation without negatively impacting earnings. The timing and ultimate outcome of this regulatory initiative is uncertain.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by Vectren's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on its operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

                  Impact of Recently Issued Accounting Guidance

FIN 46/46R (Revised in December 2003)

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46R). FIN 46R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46R is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee VUHI's debt. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at March 31, 2004, totaled $550.0 million and $40.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both March 31, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the three months ended March 31, 2004 and 2003, was $210.9 million and $127.9 million, respectively. The increase of $83.0 million is primarily the result of favorable changes in working capital accounts due in part to greater utilization of natural gas inventory and prepaid gas delivery services than in the prior year.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $163.9 million for the three months ended March 31, 2004, includes a decrease of short-term borrowings of approximately $145.2 million and increased dividends to its parent company compared to 2003. Short-term borrowings were retired with greater operating cash flow. In 2003, $39.9 million of long-term debt was retired.

Investing Cash Flow

Cash flow required for investing activities was $42.6 million and $49.3 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 resulted from lower capital expenditures for the NOx project, implementation of choice programs in Ohio, and payments to other Vectren subsidiaries for transfers of assets occurring in 2003.

Available Sources of Liquidity

At March 31, 2004, the Company has $351 million of short-term borrowing capacity, of which approximately $311 million is available.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2004 are estimated to be approximately $207 million.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the VUHI 2003 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2004, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Certifications

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32    Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 30, 2004, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's and the Company's results of operations for the three and twelve month periods ended December 30, 2003. The financial information was released to the public through this filing.
         Item 12. Results of Operations and Financial Condition
         Index to Exhibits
                    99-1 - Press Release - Vectren Corporation Reports Fiscal
                           2003 Results
                    99-2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995

On March 15, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement of a filing for a general gas rate increase by its wholly owned subsidiary, Southern Indiana Gas and Electric Company (Vectren South).
         Item 9.  Regulation FD Disclosure
         Index to Exhibits
                    99-1 - Vectren South seeks approval of new natural gas base rates
                    99-2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995

On March 22, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement of a filing for a general gas rate increase by its wholly owned subsidiary, Indiana Gas Company, Inc. (Vectren North).
         Item 9.   Regulation FD Disclosure
         Index to Exhibits
                    99-1 - Press Release - Vectren North seeks approval of new natural gas base.
                    99-2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995

On March 29, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement of a definitive agreement with the Indiana Office of Utility Consumer Counselor regarding the proposed changes to the gas distribution base rates and charges for its wholly owned subsidiary, Southern Indiana Gas and Electric Company (Vectren South). The settlement agreement was filed with the Indiana Utility Regulatory Commission.
         Item 9. Regulation FD Disclosure
         Index to Exhibits
                    99-1 - Press Release- Vectren South files settlement
                           agreement in natural gas base rate proceeding
                    99-2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         VECTREN UTILITY HOLDINGS, INC.
                      -----------------------------------
                                  Registrant





        May 14, 2004                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)




                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)