Form 10-Q
period 2004-06-30
VECTREN UTILITY HOLDINGS INC
filed 2004-08-16
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

                             VECTREN UTILITY HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                35-2104850
----------------------------------            -----------------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - Without Par Value               10             July 30, 2004
  --------------------------------               --             -------------
               Class                      Number of Shares           Date

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Utility Holdings, Inc and Subsidiary Companies
           Consolidated Condensed Balance Sheets                           1-2
           Consolidated Condensed Statements of Income                      3
           Consolidated Condensed Statements of Cash Flows                  4
        Notes to Unaudited Consolidated Condensed Financial Statements      5
  2     Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                             16
  3     Quantitative and Qualitative Disclosures About Market Risk          26
  4     Controls and Procedures                                             26

                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                                   26
  6     Exhibits and Reports on Form 8-K                                    26
        Signatures                                                          28

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

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
Evansville, Indiana                          Vice President, Investor Relations
47702-0209                                   sschein@vectren.com

                                   Definitions

AFUDC: allowance for funds used during    MMBTU: millions of British thermal
 construction                              units
APB: Accounting Principles Board          MW: megawatts

EITF: Emerging Issues Task Force          MWh/GWh: megawatt hours / thousands
                                           of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards      NOx: nitrogen oxide
  Board
FERC: Federal Energy Regulatory           OUCC: Indiana Office of the Utility
 Commission                                Consumer Counselor
IDEM: Indiana Department of               PUCO: Public Utilities Commission of
 Environmental Management                  Ohio
IURC: Indiana Utility Regulatory          SFAS: Statement of Financial
 Commission                                Accounting Standards
MCF/MMCF/BCF: thousands/millions/         USEPA: United States Environmental
 billions of cubic feet                    Protection Agency
MDth/MMDth: thousands/millions of         Throughput: combined gas sales and gas
  dekatherms                               transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


-------------------------------------------------------------------------------
                                                     June 30,      December 31,
                                                       2004           2003
-------------------------------------------------------------------------------
              ASSETS

Current Assets
   Cash & cash equivalents                          $     5.7       $     8.1
   Accounts receivable - less reserves of
      $2.0 & $3.1, respectively                          83.6           114.0
   Receivables due from other Vectren companies           0.1             1.7
   Accrued unbilled revenues                             42.8           128.7
   Inventories                                           42.6            55.1
   Recoverable fuel & natural gas costs                  21.9            20.3
   Prepayments & other current assets                    88.2           131.3
-------------------------------------------------------------------------------
      Total current assets                              284.9           459.2
-------------------------------------------------------------------------------

Utility Plant
   Original cost                                      3,337.4         3,250.7
   Less:  accumulated depreciation &
     amortization                                     1,275.3         1,247.0
-------------------------------------------------------------------------------
       Net utility plant                              2,062.1         2,003.7
-------------------------------------------------------------------------------

Investments in unconsolidated affiliates                  2.0             1.8
Other investments                                        20.7            20.6
Non-utility property - net                              140.8           141.3
Goodwill - net                                          205.0           205.0
Regulatory assets                                        84.7            89.6
Other assets                                              4.3             3.9
-------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 2,804.5       $ 2,925.1
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

-------------------------------------------------------------------------------
                                                     June 30,      December 31,
                                                       2004           2003
-------------------------------------------------------------------------------
       LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                 $    41.1       $    63.0
   Accounts payable to affiliated companies              65.5            80.3
   Payables to other Vectren companies                   17.3            13.3
   Accrued liabilities                                   99.9            93.9
   Short-term borrowings                                 54.8           185.2
   Current maturities of long-term debt                  50.3            15.0
   Long-term debt subject to tender                      10.0            13.5
-------------------------------------------------------------------------------
      Total current liabilities                         338.9           464.2
-------------------------------------------------------------------------------

Long-Term Debt - Net of Current Maturities &
   Debt Subject to Tender                               928.8           960.5

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                219.9           201.5
   Regulatory liabilities & other removal costs         243.5           235.0
   Deferred credits & other liabilities                  83.1            83.9
-------------------------------------------------------------------------------
      Total deferred credits & other liabilities        546.5           520.4
-------------------------------------------------------------------------------

Commitments & Contingencies (Notes 6 - 8)

Cumulative, Redeemable Preferred Stock
  of a Subsidiary                                         0.1             0.2

Common Shareholder's Equity
   Common stock (no par value)                          592.7           589.8
   Retained earnings                                    397.5           390.0
-------------------------------------------------------------------------------
      Total common shareholder's equity                 990.2           979.8
-------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $ 2,804.5       $ 2,925.1
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

---------------------------------------------------------------------------------------
                                              Three Months              Six Months
                                             Ended June 30,           Ended June 30,
                                           -------------------     --------------------
                                             2004        2003        2004        2003
---------------------------------------------------------------------------------------
OPERATING REVENUES
  Gas utility                              $ 154.1     $ 164.5     $ 659.3     $ 673.7
  Electric utility                            89.1        75.2       177.9       158.7
  Other                                        0.2         0.2         0.5         0.4
---------------------------------------------------------------------------------------
      Total operating revenues               243.4       239.9       837.7       832.8
---------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                            97.0       103.7       462.7       468.5
  Fuel for electric generation                23.8        20.6        46.6        41.4
  Purchased electric energy                    6.8         3.8        11.2         8.3
  Other operating                             53.7        53.9       113.8       110.5
  Depreciation & amortization                 31.8        29.6        61.5        58.4
  Taxes other than income taxes               10.4        10.9        32.7        32.6
---------------------------------------------------------------------------------------
      Total operating expenses               223.5       222.5       728.5       719.7
---------------------------------------------------------------------------------------
OPERATING INCOME                              19.9        17.4       109.2       113.1

OTHER INCOME (EXPENSE)- NET
  Other income (expense) - net                 1.4         0.2         1.3        (1.3)
  Equity in earnings (losses) of
     unconsolidated affiliates                 0.1         0.1         0.2        (0.4)
---------------------------------------------------------------------------------------
      Total other income (expense) - net       1.5         0.3         1.5        (1.7)
---------------------------------------------------------------------------------------
Interest expense                              16.5        15.9        33.4        32.4
---------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     4.9         1.8        77.3        79.0
---------------------------------------------------------------------------------------
Income taxes                                   2.1         0.4        29.9        30.3
---------------------------------------------------------------------------------------
NET INCOME                                 $   2.8     $   1.4     $  47.4     $  48.7
=======================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

-------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                          2004           2003
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $  47.4        $  48.7
   Adjustments to reconcile net income to cash from
       operating activities:
      Depreciation & amortization                          61.5          58.4
      Deferred income taxes & investment tax credits       17.6           5.2
      Pension & postretirement periodic benefit cost        1.4           3.0
      Equity in (earnings) losses of unconsolidated
        affiliates                                         (0.2)          0.4
      Net unrealized gain on derivative instruments        (0.8)         (0.8)
      Other non-cash charges - net                          5.3           6.4
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue          113.0         167.7
         Inventories                                       12.5          18.4
         Recoverable fuel & natural gas costs              (1.6)          6.7
         Prepayments & other current assets                49.2           6.9
         Accounts payable, including to Vectren
             companies & affiliated companies             (32.7)       (144.4)
         Accrued liabilities                                6.4          13.2
   Changes in noncurrent assets                            (4.1)         (0.2)
   Changes in noncurrent liabilities                       (3.0)         (3.0)
-------------------------------------------------------------------------------
       Net cash flows from operating activities           271.9         186.6
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from additional capital contribution            2.9             -
   Requirements for:
      Dividends to parent                                 (39.9)        (36.2)
      Redemption of preferred stock of subsidiary          (0.1)         (0.1)
      Retirement of long-term debt,
        including premiums paid                               -         (40.9)
   Net change in short-term borrowings                   (130.4)         (6.4)
-------------------------------------------------------------------------------
       Net cash flows from financing activities          (167.5)        (83.6)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from other investing activities                   -           0.1
   Requirements for:
      Capital expenditures, excluding
         AFUDC - equity                                  (106.8)       (103.2)
      Unconsolidated affiliate and other
         investments                                          -          (1.1)
-------------------------------------------------------------------------------
        Net cash flows from investing activities         (106.8)       (104.2)
-------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                    (2.4)         (1.2)
Cash & cash equivalents at beginning of period              8.1          10.5
-------------------------------------------------------------------------------
Cash & cash equivalents at end of period                $   5.7        $  9.3
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

3.   Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $355.0 million in short-term credit facilities, of which $54.8 million is outstanding at June 30, 2004, and VUHI's $550.0 million unsecured senior notes outstanding at June 30, 2004. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended June 30, 2004 (in millions):

                                           Subsidiary  Parent
                                           Guarantors  Company  Eliminations  Consolidated
-----------------------------------------  ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                              $ 154.1     $   -      $   -         $ 154.1
   Electric utility                            89.1         -          -            89.1
   Other                                          -       8.7       (8.5)            0.2
------------------------------------------------------------------------------------------
      Total operating revenues                243.2       8.7       (8.5)          243.4
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            97.0         -          -            97.0
   Fuel for electric generation                23.8         -          -            23.8
   Purchased electric energy                    6.8         -          -             6.8
   Other operating                             63.8      (1.6)      (8.5)           53.7
   Depreciation & amortization                 27.3       4.5          -            31.8
   Taxes other than income taxes               10.1       0.3          -            10.4
------------------------------------------------------------------------------------------
      Total operating expenses                228.8       3.2       (8.5)          223.5
------------------------------------------------------------------------------------------
OPERATING INCOME                               14.4       5.5          -            19.9
OTHER INCOME (EXPENSE) - NET
   Equity in losses of consolidated
      companies                                   -         -          -               -
   Equity in earnings of unconsolidated
      affiliates                                  -       0.1          -             0.1
   Other income (expense) - net                 1.2       8.2       (8.0)            1.4
------------------------------------------------------------------------------------------
      Total other income (expense) - net        1.2       8.3       (8.0)            1.5
------------------------------------------------------------------------------------------
Interest expense                               15.5       9.0       (8.0)           16.5
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      0.1       4.8          -             4.9
------------------------------------------------------------------------------------------
Income taxes                                    0.1       2.0          -             2.1
------------------------------------------------------------------------------------------
NET INCOME                                  $     -     $ 2.8      $   -         $   2.8
==========================================================================================

Consolidating Statement of Income for the three months ended June 30, 2003 (in millions):

                                           Subsidiary  Parent
                                           Guarantors  Company  Eliminations  Consolidated
-----------------------------------------  ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                              $ 164.5     $   -      $   -         $ 164.5
   Electric utility                            75.2         -          -            75.2
   Other                                          -       6.6       (6.4)            0.2
------------------------------------------------------------------------------------------
      Total operating revenues                239.7       6.6       (6.4)          239.9
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           103.7         -          -           103.7
   Fuel for electric generation                20.6         -          -            20.6
   Purchased electric energy                    3.8         -          -             3.8
   Other operating                             59.8       0.5       (6.4)           53.9
   Depreciation & amortization                 25.6       4.0          -            29.6
   Taxes other than income taxes               10.7       0.2          -            10.9
------------------------------------------------------------------------------------------
      Total operating expenses                224.2       4.7       (6.4)          222.5
------------------------------------------------------------------------------------------
OPERATING INCOME                               15.5       1.9          -            17.4
OTHER INCOME (EXPENSE) - NET
   Equity in losses of consolidated
      companies                                   -      (0.1)       0.1               -
   Equity in earnings of unconsolidated
      affiliates                                  -       0.1          -             0.1
   Other income (expense) - net                (0.1)      6.9       (6.6)            0.2
------------------------------------------------------------------------------------------
      Total other income (expense) - net       (0.1)      6.9       (6.5)            0.3
------------------------------------------------------------------------------------------
Interest expense                               15.4       7.1       (6.6)           15.9
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        -       1.7        0.1             1.8
------------------------------------------------------------------------------------------
Income taxes                                    0.1       0.3          -             0.4
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $  (0.1)    $ 1.4      $ 0.1         $   1.4
==========================================================================================


Consolidating Statement of Income for the six months ended June 30, 2004 (in millions):

                                           Subsidiary  Parent
                                           Guarantors  Company  Eliminations  Consolidated
---------------------------------------    ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                              $ 659.3     $    -     $    -        $ 659.3
   Electric utility                           177.9          -          -          177.9
   Other                                          -       18.1      (17.6)           0.5
------------------------------------------------------------------------------------------
      Total operating revenues                837.2       18.1      (17.6)         837.7
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           462.7          -          -          462.7
   Fuel for electric generation                46.6          -          -           46.6
   Purchased electric energy                   11.2          -          -           11.2
   Other operating                            132.8       (1.4)     (17.6)         113.8
   Depreciation & amortization                 52.7        8.8          -           61.5
   Taxes other than income taxes               32.2        0.5          -           32.7
------------------------------------------------------------------------------------------
      Total operating expenses                738.2        7.9      (17.6)         728.5
------------------------------------------------------------------------------------------
OPERATING INCOME                               99.0       10.2          -          109.2
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
       companies                                  -       43.0      (43.0)             -
   Equity in earnings of unconsolidated
       affiliates                                 -        0.2          -            0.2
   Other income (expense) - net                 0.6       16.6      (15.9)           1.3
------------------------------------------------------------------------------------------
      Total other income (expense) - net        0.6       59.8      (58.9)           1.5
------------------------------------------------------------------------------------------
Interest expense                               31.2       18.1      (15.9)          33.4
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     68.4       51.9      (43.0)          77.3
------------------------------------------------------------------------------------------
Income taxes                                   25.4        4.5          -           29.9
------------------------------------------------------------------------------------------
NET INCOME                                  $  43.0     $ 47.4     $(43.0)       $  47.4
==========================================================================================


Consolidating Statement of Income for the six months ended June 30, 2003 (in millions):

                                           Subsidiary  Parent
                                           Guarantors  Company  Eliminations  Consolidated
---------------------------------------    ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                              $ 673.7     $    -     $    -        $ 673.7
   Electric utility                           158.7          -          -          158.7
   Other                                          -       13.2      (12.8)           0.4
------------------------------------------------------------------------------------------
      Total operating revenues                832.4       13.2      (12.8)         832.8
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                           468.5          -          -          468.5
   Fuel for electric generation                41.4          -          -           41.4
   Purchased electric energy                    8.3          -          -            8.3
   Other operating                            122.5        0.8      (12.8)         110.5
   Depreciation & amortization                 50.9        7.5          -           58.4
   Taxes other than income taxes               32.1        0.5          -           32.6
------------------------------------------------------------------------------------------
      Total operating expenses                723.7        8.8      (12.8)         719.7
------------------------------------------------------------------------------------------
OPERATING INCOME                              108.7        4.4          -          113.1
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of consolidated
      companies                                   -       48.4      (48.4)             -
   Equity in losses of unconsolidated
      affiliates                                  -       (0.4)         -           (0.4)
   Other income (expense) - net                 0.3       11.7      (13.3)          (1.3)
------------------------------------------------------------------------------------------
      Total other income (expense) - net        0.3       59.7      (61.7)          (1.7)
------------------------------------------------------------------------------------------
Interest expense                               30.9       14.8      (13.3)          32.4
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     78.1       49.3      (48.4)          79.0
------------------------------------------------------------------------------------------
Income taxes                                   29.7        0.6          -           30.3
------------------------------------------------------------------------------------------
NET INCOME                                  $  48.4     $ 48.7     $(48.4)       $  48.7
==========================================================================================


Consolidating Statement of Cash Flows for the six months ended June 30, 2004 (in millions):

                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
--------------------------------------------    ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES         $ 253.1    $  18.8    $    -        $ 271.9
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from additional capital
       contribution                                    -        2.9         -            2.9

  Requirements for:
     Dividends to parent                           (40.0)     (39.9)     40.0          (39.9)
     Redemption of preferred stock of
       subsidiary                                   (0.1)         -         -           (0.1)
  Net change in short-term borrowings              (54.2)     (67.8)     (8.4)        (130.4)
-----------------------------------------------------------------------------------------------
     Net cash flows from financing activities      (94.3)    (104.8)     31.6         (167.5)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
      distributions                                    -       40.0     (40.0)             -

  Requirements for:
     Capital expenditures, excluding
       AFUDC equity                                (99.0)      (7.8)        -         (106.8)
  Net change in notes receivable to other
       Vectren companies                           (61.8)      53.4       8.4              -
-----------------------------------------------------------------------------------------------
     Net cash flows from investing
        activities                                (160.8)      85.6     (31.6)        (106.8)
-----------------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents             (2.0)      (0.4)        -           (2.4)
Cash & cash equivalents at beginning
        of period                                    7.4        0.7         -            8.1
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period         $   5.4    $   0.3    $    -        $   5.7
===============================================================================================



Consolidating Statement of Cash Flows for the six months ended June 30, 2003 (in millions):

                                                Subsidiary  Parent
                                                Guarantors  Company  Eliminations  Consolidated
--------------------------------------------    ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES         $ 170.2    $  16.4    $    -        $ 186.6
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Requirements for:
     Retirement of long-term debt,
         including premiums paid                   (40.9)         -         -          (40.9)
     Dividends to parent                           (36.4)     (36.2)     36.4          (36.2)
     Redemption of preferred stock of
         subsidiary                                 (0.1)         -         -           (0.1)
  Net change in short-term borrowings               14.2        1.9     (22.5)          (6.4)
-----------------------------------------------------------------------------------------------
     Net cash flows from financing activities      (63.2)     (34.3)     13.9          (83.6)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Consolidated subsidiary distributions             -       36.4     (36.4)             -
     Unconsolidated affiliate distributions            -        0.1         -            0.1
  Requirements for:
     Capital expenditures, excluding AFUDC
         equity                                    (98.4)      (4.8)        -         (103.2)
     Unconsolidated affiliate and other
         investments                                   -       (1.1)        -           (1.1)
  Net change in notes receivable to other
         Vectren companies                          (9.4)     (13.1)     22.5              -
-----------------------------------------------------------------------------------------------
     Net cash flows from investing activities     (107.8)      17.5     (13.9)        (104.2)
-----------------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents             (0.8)      (0.4)        -           (1.2)
Cash & cash equivalents at beginning of
       period                                       10.2        0.3         -           10.5
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period         $   9.4    $  (0.1)   $    -        $   9.3
===============================================================================================


Consolidating Balance Sheet as of June 30, 2004 (in millions):


   ASSETS                                   Subsidiary  Parent
   ------                                   Guarantors  Company  Eliminations  Consolidated
                                            ----------  -------  ------------  ------------
Current Assets

   Cash & cash equivalents                  $     5.4  $     0.3  $       -     $     5.7
   Accounts receivable - less reserves           83.0        0.6          -          83.6
   Receivables due from other Vectren
        companies                                 0.1        8.4       (8.4)          0.1
   Accrued unbilled revenues                     42.8          -          -          42.8
   Inventories                                   42.6          -          -          42.6
   Recoverable fuel & natural gas costs          21.9          -          -          21.9
   Prepayments & other current assets            95.6       (1.0)      (6.4)         88.2
-------------------------------------------------------------------------------------------
     Total current assets                       291.4        8.3      (14.8)        284.9
-------------------------------------------------------------------------------------------
Utility Plant
   Original cost                              3,337.4          -          -       3,337.4
   Less:  accumulated depreciation &
        amortization                          1,275.3          -          -       1,275.3
-------------------------------------------------------------------------------------------
     Net utility plant                        2,062.1          -          -       2,062.1
-------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries            -      959.3     (959.3)            -
Notes receivable from consolidated
     subsidiaries                                61.8      570.0     (631.8)            -
Investments in unconsolidated affiliates          0.2        1.8          -           2.0
Other investments                                14.3        6.4          -          20.7
Non-utility property - net                        5.4      135.4          -         140.8
Goodwill - net                                  205.0          -          -         205.0
Regulatory assets                                78.8        5.9          -          84.7
Other assets                                      3.4        0.9          -           4.3
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 2,722.4  $ 1,688.0  $(1,605.9)    $ 2,804.5
===========================================================================================


  LIABILITIES & SHAREHOLDER'S EQUITY        Subsidiary  Parent
  ----------------------------------        Guarantors  Company  Eliminations  Consolidated
                                            ----------  -------  ------------  ------------
Current Liabilities
   Accounts payable                         $    38.8  $     2.3  $       -     $    41.1
   Accounts payable to affiliated companies      65.4        0.1          -          65.5
   Payables to other Vectren companies           25.7          -       (8.4)         17.3
   Accrued liabilities                           98.7       10.3       (9.1)         99.9
   Short-term borrowings                            -       54.8          -          54.8
   Short-term borrowings from
      other Vectren companies                   124.2       61.8     (186.0)            -
   Current maturities of long-term debt          50.3          -          -          50.3
   Long-term debt subject to tender              10.0          -          -          10.0
-------------------------------------------------------------------------------------------
     Total current liabilities                  413.1      129.3     (203.5)        338.9
-------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
       maturities & debt subject to tender      381.1      547.7          -         928.8
   Long-term debt due to VUHI                   443.1          -     (443.1)            -
-------------------------------------------------------------------------------------------
     Total long-term debt - net                 824.2      547.7     (443.1)        928.8
-------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                        208.4       11.5          -         219.9
   Regulatory liabilities & other removal
     costs                                      237.6        5.9          -         243.5
   Deferred credits & other liabilities          79.7        3.4          -          83.1
-------------------------------------------------------------------------------------------
     Total deferred credits & other
         liabilities                            525.7       20.8          -         546.5
-------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred
     Stock of a Subsidiary                        0.1          -          -           0.1
Common Shareholder's Equity
   Common stock (no par value)                  611.3      592.7     (611.3)        592.7
   Retained earnings                            348.0      397.5     (348.0)        397.5
-------------------------------------------------------------------------------------------
     Total common shareholder's equity          959.3      990.2     (959.3)        990.2
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $ 2,722.4  $ 1,688.0  $(1,605.9)    $ 2,804.5
===========================================================================================


Consolidating Balance Sheet as of December 31, 2003 (in millions):

   ASSETS                                   Subsidiary  Parent
   ------                                   Guarantors  Company  Eliminations  Consolidated
                                            ----------  -------  ------------  ------------
Current Assets
   Cash & cash equivalents                  $     7.4  $     0.7  $       -     $     8.1
   Accounts receivable - less reserves          113.6        0.4          -         114.0
   Receivables due from other Vectren
      companies                                   0.2       10.5       (9.0)          1.7
   Accrued unbilled revenues                    128.7          -          -         128.7
   Inventories                                   55.1          -          -          55.1
   Recoverable fuel & natural gas costs          20.3          -          -          20.3
   Prepayments & other current assets           138.2        0.9       (7.8)        131.3
-------------------------------------------------------------------------------------------
      Total current assets                      463.5       12.5      (16.8)        459.2
-------------------------------------------------------------------------------------------
Utility Plant
   Original cost                              3,250.7          -          -       3,250.7
   Less:  accumulated depreciation
        & amortization                        1,247.0          -          -       1,247.0
-------------------------------------------------------------------------------------------
      Net utility plant                       2,003.7          -          -       2,003.7
-------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries            -      956.2     (956.2)            -
Notes receivable from consolidated
       subsidiaries                                 -      623.4     (623.4)            -
Investments in unconsolidated affiliates          0.2        1.6          -           1.8
Other investments                                14.3        6.3          -          20.6
Non-utility property - net                        5.6      135.7          -         141.3
Goodwill - net                                  205.0          -          -         205.0
Regulatory assets                                83.4        6.2          -          89.6
Other assets                                      3.9          -          -           3.9
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 2,779.6  $ 1,741.9  $(1,596.4)    $ 2,925.1
===========================================================================================


   LIABILITIES & SHAREHOLDER'S EQUITY       Subsidiary  Parent
   ----------------------------------       Guarantors  Company  Eliminations  Consolidated
                                            ----------  -------  ------------  ------------
Current Liabilities
   Accounts payable                         $    57.5  $     5.5  $       -     $    63.0
   Accounts payable to affiliated
      companies                                  80.2        0.1          -          80.3
   Payables to other Vectren companies           22.3          -       (9.0)         13.3
   Accrued liabilities                           95.7        8.8      (10.6)         93.9
   Short-term borrowings                          0.8      184.4          -         185.2
   Short-term borrowings from
       other Vectren companies                  177.6          -     (177.6)            -
   Current maturities of long-term debt          15.0          -          -          15.0
   Long-term debt subject to tender              13.5          -          -          13.5
-------------------------------------------------------------------------------------------
      Total current liabilities                 462.6      198.8     (197.2)        464.2
-------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
       maturities & debt subject to tender      412.9      547.6          -         960.5
   Long-term debt due to VUHI                   443.0          -     (443.0)            -
-------------------------------------------------------------------------------------------
      Total long-term debt - net                855.9      547.6     (443.0)        960.5
-------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                        194.8        6.7          -         201.5
   Regulatory liabilities & other removal
      costs                                     228.8        6.2          -         235.0
   Deferred credits & other liabilities          81.1        2.8          -          83.9
-------------------------------------------------------------------------------------------
      Total deferred credits & other
          liabilities                           504.7       15.7          -         520.4
-------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
      a Subsidiary                                0.2          -          -           0.2
Common Shareholder's Equity
   Common stock (no par value)                  611.3      589.8     (611.3)        589.8
   Retained earnings                            344.9      390.0     (344.9)        390.0
-------------------------------------------------------------------------------------------
      Total common shareholder's equity         956.2      979.8     (956.2)        979.8
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY    $ 2,779.6  $ 1,741.9  $(1,596.4)    $ 2,925.1
===========================================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provide corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocation techniques, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $20.4 million and $16.9 million for the three months ended June 30, 2004 and 2003, respectively. VUHI received corporate allocations totaling $42.2 million and $34.6 million for the six months ended June 30, 2004 and 2003, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2004 and 2003, totaled $20.3 million and $19.1 million, respectively. Amounts paid for such purchases for the six months ended June 30, 2004 and 2003, totaled $39.1 million and $38.3 million, respectively.

Share-Based Incentive Plans
VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans.

5.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2004 and 2003, totaled $183.1 million and $166.2 million, respectively, and for the six months ended June 30, 2004 and 2003, totaled $402.2 million and $427.6 million, respectively. Amounts owed to ProLiance at June 30, 2004, and December 31, 2003, for those purchases were $64.7 million and $79.9 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding environmental matters.

SEC Inquiry regarding PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that the Company's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. The Company claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, The Company files an annual statement on SEC Form U-3A-2 and has done so for the year ended December 31, 2003. The Company is in the process of responding to the SEC inquiry.

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

The IURC has issued orders that approve:
     * the Company's project to achieve environmental compliance by investing in clean coal technology;
     * a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     * a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     * ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through June 30, 2004, $180.2 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including the Company's Wagner Operations Center. The Company's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Company's property contains lead contaminated soils. The Company's own soil testing, completed during the construction of the Operations Center did not indicate that the Company's property contains lead contaminated soils. At this time, the Company anticipates having only to conduct further soil testing, if required by the USEPA.

8.   Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement
On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On June 30, 2004, the IURC approved a $5.7 million base rate increase for Vectren South's gas distribution business in southwestern Indiana. The rate settlement only addresses Vectren South's "non-gas" costs which are incurred to build, operate, and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren South's system to its customers. The base rate change was implemented on July 1, 2004.

The order also permits Vectren South to recover the on-going costs associated with Vectren South's compliance with the federal Pipeline Safety Improvement Act of 2002. Implementation of these compliance activities will include additional patrols, leakage surveys and direct observation of approximately 90 miles of Vectren South's transmission pipeline system. The Pipeline Safety Improvement Tracker provides for the recovery of up to $750,000 the first year and $500,000 thereafter, subject to OUCC review and IURC approval that the costs are prudently incurred. Any costs incurred in excess of these levels will be deferred for future recovery.

Vectren North (Indiana Gas) Pending Base Rate Filing
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Vectren North's "non-gas" costs which are incurred to build, operate and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren North's system to its customers. The filing also includes a request to implement a normal temperature adjustment mechanism to partially reduce the impact on customer bills caused by variations in weather. On July 19 and 20, the Company presented its case in a public hearing before the IURC. The public and interveners' cases are scheduled to be filed in mid-September, and the Company's rebuttal and any other final evidentiary filings will be made in early October. The final public hearing is scheduled for mid-October, and the briefing will be concluded in early December.

VEDO Pending Base Rate Filing
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in late October. Based upon the PUCO's actions in other proceedings, the Company would expect a litigated resolution of this case in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report last fall wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

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

10.  Segment Reporting

VUHI's operations consist of regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Company's other operations, it uses net income as the measure of profitability.

Information related to the Company's business segments is summarized below:

--------------------------------------------------------------------------------
                                                 Three Months Six Months
                                            Ended June 30,      Ended June 30,
                                          -----------------   ------------------
(In millions)                               2004      2003      2004      2003
--------------------------------------------------------------------------------
Revenues
   Gas Utility Services                   $ 154.1   $ 164.5   $ 659.3   $ 673.7
   Electric Utility Services                 89.1      75.2     177.9     158.7
   Other Operations                           8.7       6.6      18.1      13.2
   Eliminations                              (8.5)     (6.4)    (17.6)    (12.8)
--------------------------------------------------------------------------------
      Consolidated Revenues               $ 243.4   $ 239.9   $ 837.7   $ 832.8
================================================================================

Profitability Measure
   Regulated Operating Income
   (Operating Income Less Applicable
        Income Taxes)
      Gas Utility Services                $   1.1     $ 3.9   $  47.2    $ 51.3
      Electric Utility Services              13.2      10.6      26.5      27.7
--------------------------------------------------------------------------------
         Total Regulated Operating Income    14.3      14.5      73.7      79.0
--------------------------------------------------------------------------------
   Regulated other income - net               1.2       0.8       0.5       0.3
   Regulated interest expense &
     preferred dividends                    (15.5)    (15.4)    (31.2)    (30.9)
--------------------------------------------------------------------------------
      Regulated Net Income                      -      (0.1)     43.0      48.4
--------------------------------------------------------------------------------
      Other Operations Net Income             2.8       1.5       4.4       0.3
--------------------------------------------------------------------------------
   Consolidated Net Income                 $  2.8     $ 1.4   $  47.4   $  48.7
================================================================================

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

VUHI generates revenue primarily from the delivery of natural gas and electric service to its customers. The Company's primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. The Company's results are impacted by weather patterns in its service territory and general economic conditions both in its service territory as well as nationally.

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

Earnings for the second quarter of 2004 were $2.8 million compared to $1.4 million for the same period last year. The $1.4 million increase was primarily due to the return on additional NOx related environmental expenditures. Results from wholesale power activities were down for the quarter but were offset by increased electric customer usage. Weather for the quarter compared to the same period last year had a slight favorable impact. Earnings were $47.4 million for the six months ended June 30, 2004, compared to $48.7 million in the prior year. The $1.3 million decrease was primarily due to mild heating weather and lower margins from wholesale power activities. This decrease was partially offset by the return on additional NOx related expenditures totaling $2.1 million and increased electric customer usage. The Company estimates that weather favorably impacted second quarter earnings by approximately $0.8 million after tax and unfavorably impacted year-to-date results by $4.2 million after tax compared to the same periods in 2003.

                            Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas Utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric Utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of operating performance than, operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Margin

Margin generated from the sale of natural gas and electricity to small customers (generally residential and commercial customers) is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to large customers (generally industrial and other contract and firm wholesale customers) is impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of price sensitive fluctuation in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

---------------------------------------------------------------------------
                                         Three Months         Six Months
                                         Ended June 30,     Ended June 30,
                                        -----------------------------------
(In millions)                            2004     2003      2004      2003
---------------------------------------------------------------------------
   Residential & Commercial             $ 44.8   $ 48.2   $ 163.3   $ 172.6
   Contract                               10.9      9.7      28.9      28.2
   Other                                   1.4      2.9       4.4       4.4
---------------------------------------------------------------------------
     Total gas utility margin           $ 57.1   $ 60.8   $ 196.6   $ 205.2
===========================================================================

Sold & transported volumes in MMDth:
   To residential & commercial
      customers                           12.2     14.1     69.5       75.9
   To contract customers                  18.6     18.1     47.8       48.4
---------------------------------------------------------------------------
     Total throughput                     30.8     32.2    117.3      124.3
===========================================================================

Gas utility margins were $57.1 million and $196.6 million for the three and six months ended June 30, 2004. This represents a decrease compared to prior periods of $3.7 million and $8.6 million, respectively. Heating weather for the quarter was 27% warmer than normal and 21% warmer than last year. Weather for the six months was 8% warmer than normal and 12% warmer than last year. The estimated decline in margin due to weather was $2.6 million and $10.3 million for the three and six month periods compared to the prior year. Gas sold and transported volumes were 4% less for the second quarter of 2004 compared to the prior year and 6% less for the six months ended June 30, 2004, compared to the prior year. The decreased throughput was primarily attributable to weather and partially offset by customer growth for both periods and a 3% increase in large volume contract throughput for the second quarter 2004 compared to 2003. The average cost per dekatherm of gas purchased for the six months ended June 30, 2004, was $6.72 compared to $6.51 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

-------------------------------------------------------------------------------
                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                        -----------------     -----------------
(In millions)                            2004       2003       2004       2003
-------------------------------------------------------------------------------
Residential & commercial                $ 40.2     $ 29.4     $ 75.7    $  62.7
Industrial                                15.7       12.8       30.2       25.1
Municipalities & other                     4.3        4.6        8.9        9.1
-------------------------------------------------------------------------------
    Total retail & firm wholesale         60.2       46.8      114.8       96.9
Asset optimization                        (1.7)       4.0        5.3       12.1
-------------------------------------------------------------------------------
       Total electric utility margin    $ 58.5     $ 50.8    $ 120.1    $ 109.0
===============================================================================

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $60.2 million and $114.8 million for the three and six months ended June 30, 2004. This represents an increase over the same period last year of $13.4 million and $17.9 million, respectively. Margins increased $3.9 million quarter over quarter and $7.6 million for the six month period due primarily to an increase in retail electric rates related to the recovery of NOx related expenditures. Excluding the effects of NOx recovery, margins from industrial customers increased $1.8 million for the quarter and $2.8 million for the year to date over 2003, which reflects some economic recovery. Margin from small customers (excluding the effects of NOx) increased over $8 million for both the quarter and year to date due to weather and increased usage. Weather for the quarter was 20% warmer than normal and 111% warmer than last year. Weather for the six months was also 20% warmer than normal and 114% warmer than last year. The estimated increase in margin due to weather was $4.0 million and $3.3 million for the three and six month periods, respectively, compared to the prior year. Due to the above factors, volumes sold increased 9% to 3.1 GWh for the six months ended June 30, 2004, compared to 2.8 GWh in 2003.

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

Following is a reconciliation of asset optimization activity:

---------------------------------------------------------------------------
                                     Three Months            Six Months
                                    Ended June 30,         Ended June 30,
                                  ------------------     ------------------
(In millions)                        2004      2003       2004       2003
---------------------------------------------------------------------------
Beginning of Period Net Asset
    Optimization Position            $ 3.4    $ (0.4)    $ (0.4)    $ (0.7)

Statement of Income Activity
   Net mark-to-market (losses)
      gains realized                  (2.0)     (0.1)       0.8        0.8
   Net realized gains recognized       0.3       4.1        4.5       11.3
---------------------------------------------------------------------------
      Asset optimization margin       (1.7)      4.0        5.3       12.1
---------------------------------------------------------------------------
Net cash (received) paid &
   other adjustments                   0.5      (3.5)      (2.7)     (11.3)
---------------------------------------------------------------------------
End of Period Net Asset
     Optimization Position           $ 2.2    $  0.1     $  2.2     $  0.1
===========================================================================

Net wholesale margins declined $5.7 million and $6.8 million for the three and six month periods compared to last year. The decrease in margin both for the quarter and year-to-date is due largely to less excess capacity. Increases in demand by native load customers and scheduled outages of owned generation related to the installation of environmental compliance equipment reduced the availability of excess power.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

--------------------------------------------------------------------------------
                                          Three Months            Six Months
                                          Ended June 30,        Ended June 30,
                                        ------------------    ------------------
(In millions)                            2004       2003       2004       2003
--------------------------------------------------------------------------------
Activity related to:
    Sales contracts                     $ 30.8     $ 21.0     $ 42.7     $ 68.2
    Purchase contracts                   (28.1)     (14.9)     (34.1)     (51.6)
    Net mark-to-market (losses)
     gains realized                       (2.0)      (0.1)       0.8        0.8
--------------------------------------------------------------------------------
    Net asset optimization revenue         0.7        6.0        9.4       17.4
--------------------------------------------------------------------------------
    Fuel for electric generation           2.4        2.0        4.1        5.3
--------------------------------------------------------------------------------
       Asset optimization margin        $ (1.7)    $  4.0     $  5.3     $ 12.1
================================================================================

Operating Expenses

Other operating expenses and depreciation expense for the three and six months ended June 30, 2004, collectively increased $2.0 million and $6.4 million, respectively, compared to 2003. For the quarter, additional NOx related operating expenses were $2.2 million (other operating expenses of $1.6 million and depreciation of $0.6 million). For the six months, additional operating NOx related operating expenses were $4.1 million (other operating expenses of $2.2 million and depreciation of $1.9 million). The remaining increase in other operating expenses is primarily due to higher labor and benefit costs. The remaining increase in depreciation expense is primarily due to normal additions to utility plant.

Total Other Income (Expense)- Net

For the three and six months ended June 30, 2004, total other income (expense) increased $1.2 million and $3.2 million, respectively, compared to 2003. The increase was primarily attributable to 2003 charges related to the Company's investments in BABB International, which totaled $1.9 million for the quarter and $3.9 million for the six month period.

Interest Expense

For the three and six months ended June 30, 2004, interest expense increased $0.6 million and $1.0 million, respectively, compared to 2003. The increase reflects the July 2003 issuance of long-term debt which included conversion of short-term variable rate debt to fixed rate higher coupon long-term debt.

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

The IURC has issued orders that approve:
     * the Company's project to achieve environmental compliance by investing in clean coal technology;
     * a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     * a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     * ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through June 30, 2004, $180.2 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including the Company's Wagner Operations Center. The Company's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Company's property contains lead contaminated soils. The Company's own soil testing, completed during the construction of the Operations Center did not indicate that the Company's property contains lead contaminated soils. At this time, the Company anticipates having only to conduct further soil testing, if required by the USEPA.


                            Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement

On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On June 30, 2004, the IURC approved a $5.7 million base rate increase for Vectren South's gas distribution business in southwestern Indiana. The rate settlement only addresses Vectren South's "non-gas" costs which are incurred to build, operate, and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren South's system to its customers. The base rate change was implemented on July 1, 2004.

The order also permits Vectren South to recover the on-going costs associated with Vectren South's compliance with the federal Pipeline Safety Improvement Act of 2002. Implementation of these compliance activities will include additional patrols, leakage surveys and direct observation of approximately 90 miles of Vectren South's transmission pipeline system. The Pipeline Safety Improvement Tracker provides for the recovery of up to $750,000 the first year and $500,000 thereafter, subject to OUCC review and IURC approval that the costs are prudently incurred. Any costs incurred in excess of these levels will be deferred for future recovery.

Vectren North (Indiana Gas) Pending Base Rate Filing

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Vectren North's "non-gas" costs which are incurred to build, operate and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren North's system to its customers. The filing also includes a request to implement a normal temperature adjustment mechanism to partially reduce the impact on customer bills caused by variations in weather. On July 19 and 20, the Company presented its case in a public hearing before the IURC. The public and interveners' cases are scheduled to be filed in mid-September, and the Company's rebuttal and any other final evidentiary filings will be made in early October. The final public hearing is scheduled for mid-October, and the briefing will be concluded in early December.

VEDO Pending Base Rate Filing

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in late October. Based upon the PUCO's actions in other proceedings, the Company would expect a litigated resolution of this case in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report last fall wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

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

                      SEC Inquiry regarding PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that the Company's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. The Company claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, The Company files an annual statement on SEC Form U-3A-2 and has done so for the year ended December 31, 2003. The Company is in the process of responding to the SEC inquiry.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee VUHI's debt. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at June 30, 2004, totaled $550.0 million and $54.8 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at June 30, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% of total permanent capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both June 30, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the six months ended June 30, 2004 and 2003, was $271.9 million and $186.6 million, respectively. The increase of $85.3 million is primarily the result of favorable changes in working capital accounts and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $167.5 million for the six months ended June 30, 2004, includes a net decrease of short-term borrowings of approximately $130.4 million and increased dividends paid to its parent company compared to 2003. Short-term borrowings were retired with greater operating cash flow. In 2003, $40.9 million of long-term debt was retired.

Investing Cash Flow

Cash flow required for investing activities was $106.8 million for the six months ended June 30, 2004, and was comparable to 2003. For the six months ended June 30, 2004 and 2003, requirements for capital expenditures were $106.8 million and $103.2 million, respectively.

Available Sources of Liquidity

At June 30, 2004, the Company has $355 million of short-term borrowing capacity, of which approximately $300 million is available.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2004 are estimated to be approximately $146 million.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2003 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

In preparation for required reporting under the Sarbanes Oxley Act of 2002,
Section 404, the Company is conducting a thorough review of its internal control over financial reporting, including disclosure controls and procedures. Based on this review, the Company has made internal control enhancements, and will continue to make future enhancements, to its internal controls over financing reporting some of which may be material; however, during the quarter ended June 30, 2004, there have been no changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32    Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b)  Reports On Form 8-K During The Last Calendar Quarter

On April 19, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement of a pre-filing notice by it wholly owned subsidiary, Vectren Energy Delivery of Ohio (VEDO), with the Public Utilities Commission of Ohio (PUCO) for a request to adjust base rates and charges for VEDO's gas distribution business in a 17 county region covering west central Ohio.
         Item 9. Regulation FD Disclosure
         Index to Exhibits
                   99-1 - Press Release - Vectren Energy Delivery of Ohio seeks approval of new natural gas base rates
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities
                           Litigation Reform Act of 1995

On April 29, 2004, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's and the Company's results of operations for the three and twelve month periods ended March 31, 2004. The financial information was released to the public through this filing.
         Item 12.  Results of Operations and Financial Condition
         Index to Exhibits
                   99-1 - Press Release - Vectren Corporation Reports First
                          Quarter 2004 Results
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

On May 10, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement of filings by its wholly owned subsidiaries, Indiana Gas and SIGECO with the SEC deregistering their respective debt and equity securities.
         Item 5.   Other Events and Regulation FD Disclosure
         Index to Exhibits
                   99-1 - SIGECO's Form 15 with respect to its Common Stock -
                          Without Par
                   99-2 - SIGECO's Form 15 with respect to its First
                          Mortgage Bonds
                   99-3 - Indiana Gas' Form 15 with respect to its Common Stock
                          - Without Par
                   99-4 - Indiana Gas' Form 15 with respect to its Senior
                          Unsecured Notes

On July 1, 2004, the Company filed a Current Report on Form 8-K with respect to the announcement by the IURC approving a $5.7 million base rate increase for the natural gas operations of its wholly owned utility subsidiary (SIGECO or Vectren South).
         Item 9. Regulation FD Disclosure
         Index to Exhibits
                   99-1 - Press Release - Vectren South Gas Rate Order Approved 99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995

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


                         VECTREN UTILITY HOLDINGS, INC.
                         ------------------------------
                                   Registrant




        August 13, 2004                         /s/ Jerome A. Benkert, Jr.
                                                -----------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/ M. Susan Hardwick
                                                ------------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)