Form 10-Q
period 2004-09-30
VECTREN UTILITY HOLDINGS INC
filed 2004-11-15
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

                         VECTREN UTILITY HOLDINGS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                 35-2104850
   -------------------------------------   ------------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  812-491-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value      10                 October 31, 2004
  -------------------------------      --                 ----------------
             Class                Number of Shares              Date


                                Table of Contents

Item                                                                      Page
Number                                                                    Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Utility Holdings, Inc and Subsidiary Companies
         Consolidated Condensed Balance Sheets                            1-2
         Consolidated Condensed Statements of Income                       3
         Consolidated Condensed Statements of Cash Flows                   4
        Notes to Unaudited Consolidated Condensed Financial Statements     5
  2     Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                           16
  3     Quantitative and Qualitative Disclosures About Market Risk        26
  4     Controls and Procedures                                           26

                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                                 26
  6     Exhibits                                                          26
        Signatures                                                        27

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
                                                   Relations
                                                   sschein@vectren.com

                                   Definitions

AFUDC: allowance for funds used during       MMBTU: millions of British thermal
 construction                                 units
APB:  Accounting Principles Board            MW:  megawatts

EITF: Emerging Issues Task Force             MWh/GWh: megawatt hours/thousands
                                              of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board   NOx: nitrogen oxide

FERC: Federal Energy Regulatory Commission   OUCC: Indiana Office of the Utility
                                              Consumer Counselor
IDEM: Indiana Department of Environmental    PUCO: Public Utilities Commission
 Management                                   of Ohio
IURC: Indiana Utility Regulatory Commission  SFAS: Statement of Financial
                                              Accounting Standards
MCF/MMCF/BCF: thousands/millions/billions of USEPA: United States Environmental
 cubic feet                                   Protection Agency
MDth/MMDth: thousands/millions of dekatherms Throughput: combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

--------------------------------------------------------------------------------
                                             September 30,         December 31,
                                                2004                 2003
--------------------------------------------------------------------------------

                           ASSETS

Current Assets
   Cash & cash equivalents                       $     3.4                $ 8.1
   Accounts receivable-less reserves of $1.4 &
     $3.1, respectively                               75.9                114.0
   Receivables due from other Vectren companies        0.3                  1.7
   Accrued unbilled revenues                          38.7                128.7
   Inventories                                        60.0                 55.1
   Recoverable fuel & natural gas costs               38.5                 20.3
   Prepayments & other current assets                154.7                131.3
--------------------------------------------------------------------------------
      Total current assets                           371.5                459.2
--------------------------------------------------------------------------------

Utility Plant
   Original cost                                   3,401.5              3,250.7
   Less: accumulated depreciation & amortization   1,294.2              1,247.0
--------------------------------------------------------------------------------
      Net utility plant                            2,107.3              2,003.7
--------------------------------------------------------------------------------

Investments in unconsolidated affiliates               0.2                  1.8
Other investments                                     19.7                 20.6
Non-utility property - net                           143.7                141.3
Goodwill - net                                       205.0                205.0
Regulatory assets                                     88.2                 89.6
Other assets                                           5.5                  3.9
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 2,941.1            $ 2,925.1
================================================================================






   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


--------------------------------------------------------------------------------
                                             September 30,          December 31,
                                                2004                2003
--------------------------------------------------------------------------------

            LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
   Accounts payable                             $     71.7             $   63.0
   Accounts payable to affiliated companies           51.3                 80.3
   Payables to other Vectren companies                12.5                 13.3
   Accrued liabilities                                88.1                 93.9
   Short-term borrowings                             211.0                185.2
   Current maturities of long-term debt               15.2                 15.0
   Long-term debt subject to tender                   10.0                 13.5
--------------------------------------------------------------------------------
          Total current liabilities                  459.8                464.2
--------------------------------------------------------------------------------
Long-Term Debt - Net of Current Maturities &
   Debt Subject to Tender                            951.4                960.5

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                             226.0                201.5
   Regulatory liabilities & other removal costs      247.8                235.0
   Deferred credits & other liabilities               81.4                 83.9
--------------------------------------------------------------------------------
      Total deferred credits & other liabilities     555.2                520.4
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 6 - 8)

Cumulative, Redeemable Preferred Stock of a
 Subsidiary                                            0.1                  0.2

Common Shareholder's Equity
   Common stock (no par value)                       592.7                589.8
   Retained earnings                                 381.9                390.0
--------------------------------------------------------------------------------
      Total common shareholder's equity              974.6                979.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY        $  2,941.1            $ 2,925.1
================================================================================






   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)





--------------------------------------------------------------------------------
                                         Three Months        Nine Months
                                      Ended September 30,    Ended September 30,
                                   -----------------------   -------------------
                                     2004          2003        2004      2003
--------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                     $  112.4       $ 115.0    $  771.6   $ 788.8
   Electric utility                   102.3          95.5       280.2     254.2
   Other                                -             0.2         0.5       0.6
--------------------------------------------------------------------------------
       Total operating revenues       214.7         210.7     1,052.3   1,043.6
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                    67.2          71.3       529.8     539.9
   Fuel for electric generation        25.8          24.8        72.4      66.2
   Purchased electric energy            5.3           4.2        16.6      12.5
   Other operating                     52.0          51.4       165.8     161.9
   Depreciation & amortization         33.1          30.4        94.5      88.8
   Taxes other than income taxes        9.6           9.2        42.4      41.8
--------------------------------------------------------------------------------
        Total operating expenses      193.0         191.3       921.5     911.1
--------------------------------------------------------------------------------
OPERATING INCOME                       21.7          19.4       130.8     132.5

OTHER INCOME (EXPENSE) - NET
   Other income(expense)-net            2.3           2.3         3.8       1.0
   Equity in earnings (losses) of
     unconsolidated affiliates           -           (0.1)        0.2      (0.5)
--------------------------------------------------------------------------------
       Total other income(expense)-net  2.3           2.2         4.0       0.5
--------------------------------------------------------------------------------
Interest expense                       16.7          17.1        50.2      49.5
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              7.3           4.5        84.6      83.5
--------------------------------------------------------------------------------
Income taxes                            2.8           2.1        32.7      32.4

--------------------------------------------------------------------------------
NET INCOME                         $    4.5       $   2.4    $   51.9   $  51.1
================================================================================





   The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)
--------------------------------------------------------------------------------
                                                 Nine Months Ended September 30,
                                                      2004               2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $     51.9         $    51.1
Adjustments to reconcile net income to cash from
 operating activities:
   Depreciation & amortization                           94.5              88.8
   Deferred income taxes & investment tax credits        28.6              17.4
   Pension & postretirement periodic benefit cost         4.3               4.4
   Equity in (earnings) losses of unconsolidated
    affiliates                                           (0.2)              0.5
   Net unrealized losses on derivative instruments        1.0               0.4
   Other non-cash charges - net                           7.2              13.8
   Changes in working capital accounts:
      Accounts receivable, including to Vectren
         companies & accrued unbilled revenue           121.3             178.5
      Inventories                                        (5.4)              8.3
      Recoverable fuel & natural gas costs              (18.2)             (9.4)
      Prepayments & other current assets                (21.8)            (80.7)
      Accounts payable, including to Vectren
         companies & affiliated companies               (21.1)           (128.8)
      Accrued liabilities                                (9.9)              3.7
   Changes in noncurrent assets                          (5.4)             (3.3)
   Changes in noncurrent liabilities                     (8.0)             (3.4)
--------------------------------------------------------------------------------
        Net cash flows from operating activities        218.8             141.3
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
     Additional capital contribution                      2.9             167.5
     Long-term debt issuance - net of issuance
        costs & hedging proceeds                            -             202.9
   Requirements for:
     Dividends to parent                                (60.0)            (56.9)
     Redemption of preferred stock of subsidiary         (0.1)             (0.1)
     Retirement of long-term debt, including
        premiums paid                                   (12.7)           (121.9)
     Other financing activities                             -              (1.7)
   Net change in short-term borrowings                   25.8            (182.5)
--------------------------------------------------------------------------------
        Net cash flows from financing activities        (44.1)              7.3
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from other investing activities               3.5               0.1
   Requirements for:
     Capital expenditures, excluding AFUDC - equity    (182.9)           (153.5)
     Unconsolidated affiliate and other investments         -              (1.1)
--------------------------------------------------------------------------------
         Net cash flows from investing activities      (179.4)           (154.5)
--------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                  (4.7)             (5.9)
Cash & cash equivalents at beginning of period            8.1              10.5
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period           $      3.4          $    4.6
================================================================================





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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 9 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

3. Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $350.0 million in short-term credit facilities, of which $210.6 million is outstanding at September 30, 2004, and VUHI's $550.0 million unsecured senior notes outstanding at September 30, 2004. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended September 30, 2004 (in millions):


                            Subsidiary     Parent
                            Guarantors     Company   Eliminations  Consolidated
--------------------------  -----------   ---------  ------------  -------------
OPERATING REVENUES
   Gas utility                 $ 112.4     $     -        $     -     $   112.4
   Electric utility              102.3           -              -         102.3
   Other                             -         7.4           (7.4)            -
--------------------------------------------------------------------------------
     Total operating revenues    214.7         7.4           (7.4)        214.7
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold               67.2           -              -          67.2
   Fuel for electric generation   25.8           -              -          25.8
   Purchased electric energy       5.3           -              -           5.3
   Other operating                57.6         1.8           (7.4)         52.0
   Depreciation & amortization    28.6         4.5              -          33.1
   Taxes other than income taxes   9.4         0.2              -           9.6
-------------------------------------------------------------------------------
     Total operating expenses    193.9         6.5           (7.4)        193.0
--------------------------------------------------------------------------------
OPERATING INCOME                  20.8         0.9              -          21.7
OTHER INCOME (EXPENSE) - NET
   Equity in losses of
    consolidated companies           -         3.1           (3.1)            -
   Equity in earnings of
    unconsolidated affiliates        -           -              -             -
   Other income (expense) - net    1.3         9.2           (8.2)          2.3
--------------------------------------------------------------------------------
     Total other income
      (expense)-net                1.3        12.3          (11.3)          2.3
--------------------------------------------------------------------------------
Interest expense                  15.6         9.3           (8.2)         16.7
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES         6.5         3.9           (3.1)          7.3
--------------------------------------------------------------------------------
Income taxes                       3.4        (0.6)             -           2.8
--------------------------------------------------------------------------------
NET INCOME                      $  3.1     $   4.5        $  (3.1)     $    4.5
================================================================================

Consolidating Statement of Income for the three months ended September 30, 2003 (in millions):


                            Subsidiary     Parent
                            Guarantors     Company   Eliminations  Consolidated
--------------------------- -------------  --------  ------------  -------------
OPERATING REVENUES
   Gas utility                 $ 115.0     $     -         $    -      $  115.0
   Electric utility               95.5           -              -          95.5
   Other                             -          6.6          (6.4)          0.2
--------------------------------------------------------------------------------
     Total operating revenues    210.5          6.6          (6.4)        210.7
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold               71.3            -             -          71.3
   Fuel for electric generation   24.8            -             -          24.8
   Purchased electric energy       4.2            -             -           4.2
   Other operating                57.6          0.2          (6.4)         51.4
   Depreciation & amortization    26.1          4.3             -          30.4
   Taxes other than income taxes   9.0          0.2             -           9.2
--------------------------------------------------------------------------------
     Total operating expenses    193.0          4.7          (6.4)        191.3
--------------------------------------------------------------------------------
OPERATING INCOME                  17.5          1.9             -          19.4
OTHER INCOME (EXPENSE) - NET
   Equity in losses of
    consolidated companies           -          1.4          (1.4)            -
   Equity in earnings of
    unconsolidated affiliates        -         (0.1)            -          (0.1)
   Other income (expense) - net    1.8          7.4          (6.9)          2.3
--------------------------------------------------------------------------------
      Total other income
       (expense) - net             1.8          8.7          (8.3)          2.2
--------------------------------------------------------------------------------
Interest expense                  15.7          8.3          (6.9)         17.1
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES         3.6          2.3          (1.4)          4.5
--------------------------------------------------------------------------------
Income taxes                       2.2         (0.1)            -           2.1
--------------------------------------------------------------------------------
NET INCOME (LOSS)              $   1.4      $   2.4       $  (1.4)      $   2.4
================================================================================

Consolidating Statement of Income for the nine months ended September 30, 2004 (in millions):

                            Subsidiary     Parent
                            Guarantors     Company    Eliminations  Consolidated
--------------------------- -----------   ----------  ------------  ------------
OPERATING REVENUES
   Gas utility                 $ 771.6       $    -       $     -       $ 771.6
   Electric utility              280.2            -             -         280.2
   Other                             -         25.5         (25.0)          0.5
--------------------------------------------------------------------------------
     Total operating revenues  1,051.8         25.5         (25.0)      1,052.3
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold              529.8            -             -         529.8
   Fuel for electric generation   72.4            -             -          72.4
   Purchased electric energy      16.6            -             -          16.6
   Other operating               190.4          0.4         (25.0)        165.8
   Depreciation & amortization    81.3         13.2             -          94.5
   Taxes other than income taxes  41.6          0.8             -          42.4
--------------------------------------------------------------------------------
    Total operating expenses     932.1         14.4         (25.0)        921.5
--------------------------------------------------------------------------------
OPERATING INCOME                 119.7         11.1             -         130.8
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of
    consolidated companies           -         46.1         (46.1)            -
   Equity in earnings of
    unconsolidated affiliates        -          0.2             -           0.2
   Other income (expense) - net    2.0         25.8         (24.0)          3.8
--------------------------------------------------------------------------------
     Total other income
      (expense)-net                2.0         72.1         (70.1)          4.0
--------------------------------------------------------------------------------
Interest expense                  46.8         27.4         (24.0)         50.2
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES        74.9         55.8         (46.1)          84.6
--------------------------------------------------------------------------------
Income taxes                      28.8          3.9             -          32.7
--------------------------------------------------------------------------------
NET INCOME                      $ 46.1       $ 51.9       $ (46.1)       $ 51.9
================================================================================


Consolidating Statement of Income for the nine months ended September 30, 2003 (in millions):


                            Subsidiary     Parent
                            Guarantors     Company   Eliminations  Consolidated
--------------------------- ----------     --------  ------------  ------------
OPERATING REVENUES
   Gas utility                $  788.8       $   -         $   -      $   788.8
   Electric utility              254.2           -             -          254.2
   Other                            -         19.8          (19.2)          0.6
--------------------------------------------------------------------------------
     Total operating revenues  1,043.0        19.8          (19.2)      1,043.6
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold              539.9           -             -          539.9
   Fuel for electric generation   66.2           -             -           66.2
   Purchased electric energy      12.5           -             -           12.5
   Other operating               180.1         1.0          (19.2)        161.9
   Depreciation & amortization    76.9        11.9             -           88.8
   Taxes other than income taxes  41.1         0.7             -           41.8
--------------------------------------------------------------------------------
     Total operating expenses    916.7        13.6          (19.2)        911.1
--------------------------------------------------------------------------------
OPERATING INCOME                 126.3         6.2             -          132.5
OTHER INCOME (EXPENSE) - NET
   Equity in earnings of
    consolidated companies          -         49.8          (49.8)            -
   Equity in losses of
    unconsolidated affiliates       -         (0.5)            -          (0.5)
   Other income (expense)-net      2.0        19.2          (20.2)          1.0
--------------------------------------------------------------------------------
     Total other income
      (expense) - net              2.0        68.5          (70.0)          0.5
--------------------------------------------------------------------------------
Interest expense                  46.6        23.1          (20.2)         49.5
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES        81.7        51.6          (49.8)         83.5
--------------------------------------------------------------------------------
Income taxes                      31.9         0.5             -           32.4
--------------------------------------------------------------------------------
NET INCOME                     $  49.8     $  51.1      $   (49.8)      $  51.1
================================================================================


Consolidating Statement of Cash Flows for the nine months ended September 30, 2004 (in millions):

                            Subsidiary     Parent
                            Guarantors     Company    Eliminations  Consolidated
-------------------------- ------------    --------   ------------  ------------
--------------------------------------------------------------------------------
NET CASH FLOWS FROM
 OPERATING ACTIVITIES          $ 192.5     $  16.5      $    9.8        $ 218.8
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from additional
    capital contribution             -         2.9             -            2.9
    Requirements for:
      Dividends to parent        (60.0)      (60.0)         60.0          (60.0)
      Retirement of
       long-term debt             (2.9)          -          (9.8)         (12.7)
      Redemption of preferred
       stock of subsidiary        (0.1)          -             -           (0.1)
    Net change in short-term
       borrowings                 30.4        26.2         (30.8)          25.8
--------------------------------------------------------------------------------
      Net cash flows from
       financing activities      (32.6)      (30.9)         19.4          (44.1)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from:
     Consolidated subsidiary
      distributions                  -        60.0         (60.0)             -
     Other investing activities    1.1         2.4             -            3.5
   Requirements for:
     Capital expenditures,
      excluding AFUDC equity    (167.1)      (15.8)            -         (182.9)
   Net change in notes
     receivable to other
     Vectren companies               -       (30.8)         30.8              -
--------------------------------------------------------------------------------
     Net cash flows from
      investing activities      (166.0)       15.8         (29.2)        (179.4)
--------------------------------------------------------------------------------
Net decrease in cash &
 cash equivalents                 (6.1)        1.4                         (4.7)
Cash & cash equivalents at
 beginning of period               7.4         0.7                          8.1
--------------------------------------------------------------------------------
Cash & cash equivalents at
 end of period                  $  1.3      $  2.1        $    -       $    3.4
================================================================================

Consolidating Statement of Cash Flows for the nine months ended September 30, 2003 (in millions):

                            Subsidiary     Parent
                            Guarantors     Company   Eliminations  Consolidated
-------------------------- ------------   ---------  ------------  -------------
--------------------------------------------------------------------------------
NET CASH FLOWS FROM
 OPERATING ACTIVITIES          $ 114.2      $ 27.1        $    -       $  141.3
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
     Additional capital
      contribution               140.0       167.5        (140.0)         167.5
     Long-term debt issuance-
      net of issuance costs
      & hedging proceeds          99.0       202.9         (99.0)         202.9
 Requirements for:
     Retirement of long-term
      debt, including premiums
      paid                      (121.9)          -             -         (121.9)
     Dividends to parent         (56.9)      (56.9)         56.9          (56.9)
     Redemption of preferred
      stock of subsidiary         (0.1)          -             -           (0.1)
     Other financing activities   (1.7)          -             -           (1.7)
 Net change in short-term
  borrowings                     (38.7)     (192.0)         48.2         (182.5)
--------------------------------------------------------------------------------
     Net cash flows from
      financing activities        19.7       121.5        (133.9)           7.3
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
    Consolidated subsidiary
     distributions                   -        56.9         (56.9)             -
    Unconsolidated affiliate
     distributions                   -         0.1             -            0.1
 Requirements for:
    Capital expenditures,
     excluding AFUDC equity     (146.6)       (6.9)            -         (153.5)
    Consolidated subsidiary
     investments                     -      (140.0)        140.0              -
    Unconsolidated affiliate
     and other investments           -        (1.1)            -           (1.1)
 Net change in notes receivable
  to other Vectren companies       8.5       (59.3)         50.8              -
--------------------------------------------------------------------------------
     Net cash flows from
      investing activities      (138.1)     (150.3)        133.9         (154.5)
--------------------------------------------------------------------------------
Net decrease in cash &
 cash equivalents                 (4.2)       (1.7)                        (5.9)
Cash & cash equivalents at
 beginning of period              10.2         0.3                         10.5
--------------------------------------------------------------------------------
Cash & cash equivalents
 at end of period              $   6.0    $   (1.4)       $    -       $    4.6
================================================================================

Consolidating Balance Sheet as of September 30, 2004 (in millions):


        ASSETS               Subsidiary    Parent
        ------               Guarantors    Company   Eliminations  Consolidated
                             ----------    --------- ------------  -------------
Current Assets
   Cash & cash equivalents     $   1.3    $    2.1        $   -        $    3.4
   Accounts receivable-
     less reserves                75.8         9.9         (9.8)           75.9
   Receivables due from
     other Vectren companies       0.3         7.3         (7.3)            0.3
   Accrued unbilled revenues      38.7           -            -            38.7
   Inventories                    60.0           -            -            60.0
   Recoverable fuel &
     natural gas costs            38.5           -            -            38.5
   Prepayments & other
     current assets              155.9         3.0          (4.2)         154.7
--------------------------------------------------------------------------------
     Total current assets        370.5        22.3         (21.3)         371.5
--------------------------------------------------------------------------------
Utility Plant
     Original cost             3,401.5           -            -         3,401.5
     Less: accumulated
       depreciation &
       amortization            1,294.2           -            -         1,294.2
--------------------------------------------------------------------------------
     Net utility plant         2,107.3           -            -         2,107.3
--------------------------------------------------------------------------------
Investments in consolidated
  subsidiaries                       -       942.3        (942.3)             -
Notes receivable from
  consolidated subsidiaries          -       654.2        (654.2)             -
Investments in
  unconsolidated affiliates        0.2           -            -             0.2
Other investments                 13.2         6.5            -            19.7
Non-utility property - net         5.4       138.3            -           143.7
Goodwill - net                   205.0           -            -           205.0
Regulatory assets                 82.3         5.9            -            88.2
Other assets                       4.6         0.9            -             5.5
--------------------------------------------------------------------------------
TOTAL ASSETS                 $ 2,788.5   $ 1,770.4    $ (1,617.8)     $ 2,941.1
================================================================================

   LIABILITIES & SHAREHOLDER'S EQUITY
   ----------------------------------
                             Subsidiary    Parent
                             Guarantors    Company    Eliminations  Consolidated
                             ----------    --------   ------------  ------------
Current Liabilities
   Accounts payable          $    69.5   $    2.2     $       -      $     71.7
   Accounts payable to
     affiliated companies         51.2        0.1             -            51.3
   Payables to other
     Vectren companies            19.8          -          (7.3)           12.5
   Accrued liabilities            82.2       12.8          (6.9)           88.1
   Short-term borrowings           0.4      210.6             -           211.0
   Short-term borrowings from
       other Vectren companies   208.4          -        (208.4)              -
   Current maturities of
     long-term debt               15.2          -             -            15.2
   Long-term debt subject
     to tender                    10.0          -             -            10.0
--------------------------------------------------------------------------------
     Total current liabilities   456.7       225.7       (222.6)          459.8
--------------------------------------------------------------------------------
Long-Term Debt
      Long-term debt - net of
        current maturities &
        debt subject to tender   413.4       547.8         (9.8)          951.4
      Long-term debt due
        to VUHI                  443.1           -       (443.1)              -
--------------------------------------------------------------------------------
      Total long-term
        debt - net               856.5       547.8       (452.9)          951.4
--------------------------------------------------------------------------------
Deferred Income Taxes & Other
  Liabilities
      Deferred income taxes      213.1        12.9            -           226.0
      Regulatory liabilities
        & other removal costs    242.1         5.7            -           247.8
      Deferred credits &
        other liabilities         77.7         3.7            -            81.4
--------------------------------------------------------------------------------
        Total deferred credits
         & other liabilities     532.9        22.3            -           555.2
--------------------------------------------------------------------------------
Cumulative, Redeemable
   Preferred Stock of
   a Subsidiary                    0.1           -            -            0.1
Common Shareholder's Equity
      Common stock (
        no par value)            611.3       592.7       (611.3)          592.7
      Retained earnings          331.0       381.9       (331.0)          381.9
--------------------------------------------------------------------------------
       Total common
        shareholder's equity     942.3       974.6       (942.3)          974.6
--------------------------------------------------------------------------------
TOTAL LIABILITIES &
  SHAREHOLDER'S EQUITY       $ 2,788.5   $ 1,770.4   $ (1,617.8)      $ 2,941.1
================================================================================

Consolidating Balance Sheet as of December 31, 2003 (in millions):


   ASSETS                    Subsidiary    Parent
   ------                    Guarantors    Company    Eliminations  Consolidated
                             ----------    ---------  ------------  ------------
Current Assets
   Cash & cash equivalents    $    7.4      $ 0.7     $       -       $     8.1
   Accounts receivable -
     less reserves               113.6        0.4             -           114.0
   Receivables due from
     other Vectren companies       0.2       10.5          (9.0)            1.7
   Accrued unbilled revenues     128.7          -             -           128.7
   Inventories                    55.1          -             -            55.1
   Recoverable fuel &
     natural gas costs            20.3          -             -            20.3
   Prepayments & other
    current assets               138.2        0.9          (7.8)          131.3
--------------------------------------------------------------------------------
       Total current assets      463.5       12.5         (16.8)          459.2
--------------------------------------------------------------------------------
Utility Plant
   Original cost               3,250.7          -             -         3,250.7
   Less:  accumulated
     depreciation &
     amortization              1,247.0          -             -         1,247.0
--------------------------------------------------------------------------------
       Net utility plant       2,003.7          -             -         2,003.7
--------------------------------------------------------------------------------
Investments in consolidated
  subsidiaries                       -      956.2        (956.2)              -
Notes receivable from
  consolidated subsidiaries          -      623.4        (623.4)              -
Investments in
  unconsolidated affiliates        0.2        1.6             -             1.8
Other investments                 14.3        6.3             -            20.6
Non-utility property - net         5.6      135.7             -           141.3
Goodwill - net                   205.0          -             -           205.0
Regulatory assets                 83.4        6.2             -            89.6
Other assets                       3.9          -             -             3.9
--------------------------------------------------------------------------------
TOTAL ASSETS                 $ 2,779.6  $ 1,741.9     $ (1,596.4)     $ 2,925.1
================================================================================


LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------
                             Subsidiary    Parent
                             Guarantors    Company    Eliminations Consolidated
                             -----------   --------   ------------ -------------
Current Liabilities
   Accounts payable           $   57.5      $ 5.5         $   -        $   63.0
   Accounts payable to
     affiliated companies         80.2        0.1             -            80.3
   Payables to other
     Vectren companies            22.3          -          (9.0)           13.3
   Accrued liabilities            95.7        8.8         (10.6)           93.9
   Short-term borrowings           0.8      184.4             -           185.2
   Short-term borrowings from
       other Vectren companies   177.6          -        (177.6)              -
   Current maturities
     of long-term debt            15.0          -             -            15.0
   Long-term debt
     subject to tender            13.5          -             -            13.5
--------------------------------------------------------------------------------
     Total current liabilities   462.6      198.8        (197.2)          464.2
--------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of
     current maturities &
     debt subject to tender      412.9      547.6             -           960.5
   Long-term debt due to VUHI    443.0          -        (443.0)              -
--------------------------------------------------------------------------------
     Total long-term
       debt - net                855.9      547.6        (443.0)          960.5
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes         194.8        6.7             -           201.5
   Regulatory liabilities &
     other removal costs         228.8        6.2             -           235.0
   Deferred credits &
     other liabilities            81.1        2.8             -            83.9
--------------------------------------------------------------------------------
     Total deferred credits &
       other liabilities         504.7       15.7             -           520.4
--------------------------------------------------------------------------------
Cumulative, Redeemable
  Preferred Stock of a Subsidiary  0.2          -             -             0.2
Common Shareholder's Equity
 Common stock (no par value)     611.3      589.8        (611.3)          589.8
 Retained earnings               344.9      390.0        (344.9)          390.0
--------------------------------------------------------------------------------
    Total common
      shareholder's equity       956.2      979.8        (956.2)          979.8
--------------------------------------------------------------------------------
TOTAL LIABILITIES &
 SHAREHOLDER'S EQUITY        $ 2,779.6  $ 1,741.9    $ (1,596.4)      $ 2,925.1
================================================================================


4. Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provide corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocation techniques, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $17.0 million and $18.0 million for the three months ended September 30, 2004 and 2003, respectively. VUHI received corporate allocations totaling $59.2 million and $52.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2004 and 2003, totaled $22.0 million and $20.5 million, respectively. Amounts paid for such purchases for the nine months ended September 30, 2004 and 2003, totaled $61.1 million and $58.7 million, respectively.

Share-Based Incentive Plans
VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans.

5. Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are its members' utilities and other large end-use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2004 and 2003, totaled $160.7 million and $148.3 million, respectively, and for the nine months ended September 30, 2004 and 2003, totaled $562.9 million and $575.8 million, respectively. Amounts owed to ProLiance at September 30, 2004, and December 31, 2003, for those purchases were $48.1 million and $79.9 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6. Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding environmental matters.

SEC Inquiry regarding PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that VUHI's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. VUHI claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, VUHI files an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through September 30, 2004, $207 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, SIGECO, and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

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

Vectren North (Indiana Gas) Pending Base Rate Settlement
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. On October 12, 2004, the Company announced a settlement agreement with several parties, including the Indiana Office of Utility Consumer Counselor, the Indiana Gas Industrial Group, and the Citizens Action Coalition of Indiana, Inc. The settlement agreement provides for a $24 million increase in Vectren North's base distribution rates to cover the ongoing cost of operating, maintaining, and expanding the approximately 12,000-mile distribution and storage system used to serve more than 545,000 customers. Once implemented, the new rate design will include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The settlement also permits Vectren North to recover the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $2.5 million per year. Costs in excess of the annual cap are to be deferred for future recovery. The IURC will hold a hearing on the settlement on November 22, 2004, and Commission action is expected shortly thereafter.

VEDO Pending Base Rate Filing
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in November 2004. Based upon the PUCO's actions in other proceedings, the Company would expect a Commission order in this case late in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year audit period ended in November 2002. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended an approximate $6 million disallowance. The Ohio Consumer Counselor has recommended an approximate $12 million disallowance, which includes interest. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.9 million for its estimated share of any potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision may have on results in audit periods beginning after November 2002.

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

10.Segment Reporting

VUHI's operations consist of regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, VUHI has three operating segments as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For VUHI's other operations, net income is used as the measure of profitability.

Information related to the Company's business segments is summarized below:

--------------------------------------------------------------------------------
                                   Three Months               Nine Months
                                Ended September 30,        Ended September 30,
                            ---------------------------   ----------------------
(In millions)                   2004           2003        2004           2003
--------------------------------------------------------------------------------
Revenues
    Gas Utility Services       $ 112.4        $ 115.0       $ 771.6     $ 788.8
    Electric Utility Services    102.3           95.5         280.2       254.2
    Other Operations               7.4            6.6          25.5        19.8
    Eliminations                  (7.4)          (6.4)        (25.0)      (19.2)
--------------------------------------------------------------------------------
       Consolidated Revenues   $ 214.7        $ 210.7     $ 1,052.3   $ 1,043.6
================================================================================

Profitability Measure
   Regulated Operating Income
   (Operating Income Less
     Applicable Income Taxes)
      Gas Utility Services     $  (4.2)        $ (6.0)     $   43.0    $   45.4
      Electric Utility
        Services                  21.7           21.3          48.2        49.0
--------------------------------------------------------------------------------
      Total Regulated
       Operating Income           17.5           15.3          91.2        94.4
--------------------------------------------------------------------------------
   Regulated other income - net    1.3            1.8           1.8         2.0
   Regulated interest
     expense & preferred
     dividends                   (15.7)         (15.7)        (46.9)      (46.6)
--------------------------------------------------------------------------------
      Regulated Net Income         3.1            1.4          46.1        49.8
--------------------------------------------------------------------------------
      Other Operations
       Net Income                  1.4            1.0           5.8         1.3
--------------------------------------------------------------------------------
   Consolidated Net Income     $   4.5        $   2.4     $    51.9   $    51.1
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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 9 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

Earnings for the three months ended September 30, 2004 were $4.5 million compared to $2.4 million for the same period last year. The $2.1 million increase was primarily due to the recovery of NOx related environmental expenditures, increased gas base rates in the Vectren South territory, increased demand in large electric customer margins, and higher earnings from wholesale power marketing operations. Utility Group earnings were $51.9 million for the nine months ended September 30, 2004, compared to $51.1 million in the prior year. Earnings increased due to the return on additional NOx related environmental expenditures which were partially offset by reduced wholesale power activities. The Company estimates that mild weather unfavorably impacted third quarter earnings by $2.2 million after tax and year-to-date earnings by approximately $6.4 million after tax over the prior year periods.

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

                            Significant Fluctuations

Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company's service territory. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is impacted primarily by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, and is also impacted by some level of price sensitivity in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold) Gas Utility margin and throughput by customer type follows:


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 Three Months              Nine Months
                               Ended September 30,        Ended September 30,
                               -------------------        --------------------
(In millions)                    2004        2003             2004     2003
--------------------------------------------------------------------------------

   Residential & Commercial      $ 35.5    $ 34.8           $ 198.8   $ 207.4
   Contract                         9.7       9.7              38.6      37.9
   Other                              -      (0.8)              4.4       3.6
--------------------------------------------------------------------------------
     Total gas utility margin    $ 45.2    $ 43.7           $ 241.8   $ 248.9
================================================================================

Sold & transported volumes in MMDth:
   To residential & commercial
     customers                      6.7       7.0              76.1      82.5
   To contract customers           17.5      18.1              65.3      66.9
--------------------------------------------------------------------------------
     Total throughput              24.2      25.1             141.4     149.4
================================================================================

Gas utility margins were $45.2 million and $241.8 million for the three and nine months ended September 30, 2004. This represents an increase in gas utility margin in the third quarter, a non-heating base load usage quarter, of $1.5 million or 3%, and a decrease year-to-date of $7.1 million or 3%. The quarterly increase is primarily due to increased base rates in the Vectren South service territory. The 2003 quarter results also reflect a $0.7 million charge associated with a PUCO GCR audit proceeding. These increases are offset by the effects of weather which decreased gas utility margin an estimated $1.4 million. Heating weather for the nine months ended September 30, 2004 was 9% warmer than normal and 13% warmer than last year and had an estimated unfavorable impact on gas utility margin of $11.7 million. The effects of weather have been partially offset by residential and commercial customer growth and increased large customer margins. Gas sold and transported volumes were 5% less for the nine months ended September 30, 2004, compared to the prior year. The decreased throughput was primarily attributable to weather and partially offset by customer growth. The average cost per dekatherm of gas purchased for the nine months ended September 30, 2004, was $6.76 compared to $6.44 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy) Electric Utility margin by revenue type follows:
--------------------------------------------------------------------------------
                                        Three Months           Nine Months
                                     Ended September 30,     Ended September 30,
--------------------------------------------------------------------------------
(In millions)                         2004       2003       2004        2003
--------------------------------------------------------------------------------

Residential & commercial            $ 46.4     $ 45.0    $ 122.0      $ 107.7
Industrial                            16.2       13.3       46.5         38.4
Municipalities & other                 4.3        5.5       13.1          14.6
--------------------------------------------------------------------------------
   Total retail & firm wholesale      66.9       63.8      181.6         160.7
Asset optimization                     4.3        2.7        9.6          14.8
--------------------------------------------------------------------------------
   Total electric utility margin    $ 71.2     $ 66.5    $ 191.2       $ 175.5
================================================================================

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $66.9 million and $181.6 million for the three and nine months ended September 30, 2004. This represents an increase over the same period last year of $3.1 million and $20.9 million, respectively. Margins increased $4.5 million quarter over quarter and $12.4 million for the nine month period due to an increase in retail electric rates related to the recovery of NOx related expenditures. Margin from residential and commercial customers (excluding the effects of NOx) decreased $2.5 million for the quarter due primarily to the estimated effect of weather and increased $5.2 million year to date due to both weather and increased usage. Excluding the effects of NOx recovery, margins from industrial customers increased $1.2 million for the quarter and $3.9 million for the nine month period compared to 2003, which reflects some economic recovery. Weather for the quarter was 24% cooler than normal and 18% cooler than last year. Weather for the nine month period was 10% cooler than normal and 11% warmer than last year. The estimated decrease in margin due to weather was $2.3 million for the quarter, and the estimated increase in margin for the nine month period was $1.0 million. As the recovery under the NOx rider is a volumetric charge, it is also estimated that mild weather has reduced the level of NOx recovery by approximately $0.5 million for the year to date. Due to the above factors, volumes sold increased 5% to
4.76 GWh for the nine months ended September 30, 2004, compared to 4.53 GWh in 2003.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of the margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk.

Following is a reconciliation of asset optimization activity:

--------------------------------------------------------------------------------
                                     Three Months               Nine Months
                                  Ended September 30,        Ended September 30,
                                 ---------------------       -------------------
In millions)                       2004         2003          2004        2003
--------------------------------------------------------------------------------
Beginning of Period Net Asset
  Optimization Position           $ 2.2        $ 0.1      $  (0.4)   $     (0.7)

Statement of Income Activity
   Net mark-to-market (losses)
     gains realized               (1.8)         (0.5)        (1.0)         0.4
   Net realized gains recognized   6.1           3.2         10.6         14.4
--------------------------------------------------------------------------------
     Asset optimization margin     4.3           2.7          9.6         14.8
--------------------------------------------------------------------------------
Net cash received & other
  adjustments                     (6.8)         (2.8)        (9.5)        (14.1)
--------------------------------------------------------------------------------
End of Period Net Asset
  Optimization Position         $ (0.3)        $   -      $  (0.3)    $      -
================================================================================

Net wholesale margins increased $1.6 million and decreased $5.2 million for the three and nine month periods compared to last year. The change in margin both for the quarter and nine month period is due largely to availability of excess capacity. The year-to-date decrease in wholesale margins is attributable to an increase in demand by native load customers due to both weather and increased usage. Scheduled outages of owned generation, related to the installation of environmental compliance equipment, has also reduced the year-over-year availability of excess capacity.


Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

                                        Three Months             Nine Months
                                     Ended September 30,     Ended September 30,
                                    --------------------    --------------------
(In millions)                         2004         2003      2004         2003
--------------------------------------------------------------------------------
Activity related to:
   Sales contracts                 $ 64.5       $ 42.7     $ 107.2     $  110.9
   Purchase contracts               (56.8)       (38.0)      (90.9)       (89.7)
   Net mark-to-market (losses)
     gains realized                  (1.8)        (0.5)       (1.0)         0.4
--------------------------------------------------------------------------------
   Net asset optimization revenue     5.9          4.2        15.3         21.6
--------------------------------------------------------------------------------
   Fuel for electric generation       1.6          1.5         5.7          6.8
--------------------------------------------------------------------------------
    Asset optimization margin      $  4.3       $  2.7     $   9.6     $   14.8
================================================================================

Operating Expenses

Other operating expenses and depreciation expense for the three and nine months ended September 30, 2004, collectively increased $3.3 million and $9.6 million, respectively, compared to 2003. For the quarter, NOx related operating expenses increased $2.7 million (other operating expenses of $0.8 million and depreciation of $1.9 million). For the nine months, NOx related operating expenses increased $6.7 million (other operating expenses of $2.9 million and depreciation of $3.8 million). The year-to-date remaining increase in other operating expenses is primarily due to higher labor and benefit costs. The remaining increases in depreciation expense are primarily due to normal additions to utility plant.

Total Other Income (Expense)

For the nine months ended September 30, 2004, total other income (expense) increased $3.5 million compared to 2003. The increase was primarily attributable to 2003 write-downs of the Company's investments in BABB International, which totaled $3.9 million for the nine month period.

Interest Expense

For the nine months ended September 30, 2004, interest expense increased $0.7 million compared to 2003. The increase reflects the July 2003 issuance of long-term debt which included conversion of short-term variable rate debt to fixed rate higher coupon long-term debt.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through September 30, 2004, $207 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, SIGECO, and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

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

Vectren North (Indiana Gas) Pending Base Rate Settlement

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. On October 12, 2004, the Company announced a settlement agreement with several parties, including the Indiana Office of Utility Consumer Counselor, the Indiana Gas Industrial Group, and the Citizens Action Coalition of Indiana, Inc. The settlement agreement provides for a $24 million increase in Vectren North's base distribution rates to cover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 545,000 customers. Once implemented, the new rate design will include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The settlement also permits Vectren North to recover the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $2.5 million per year. Costs in excess of the annual cap are to be deferred for future recovery. The IURC will hold a hearing on the settlement on November 22, 2004, and Commission action is expected shortly thereafter.

VEDO Pending Base Rate Filing

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in November 2004. Based upon the PUCO's actions in other proceedings, the Company would expect a Commission order in this case late in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year audit period ended in November 2002. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended an approximate $6 million disallowance. The Ohio Consumer Counselor has recommended an approximate$12 million disallowance, which includes interest. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.9 million for its estimated share of any potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision may have on results in audit periods beginning after November 2002.

                      SEC Inquiry regarding PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that VUHI's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. VUHI claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, VUHI files an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee VUHI's debt. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at September 30, 2004, totaled $550.0 million and $210.6 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at September 30, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% of total permanent capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both September 30, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2004 and 2003, was $218.8 million and $141.3 million, respectively. The increase of $77.5 million is primarily the result of favorable changes in working capital accounts and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $44.1 million for the nine months ended September 30, 2004, includes a net increase of short-term borrowings of approximately $25.8 million and increased dividends paid to its parent company compared to 2003. In 2003, Vectren infused common equity into utility operations and VUHI issued long-term debt and used the proceeds to retire higher rate debt and permanently finance short-term borrowings for plant construction projects.

Investing Cash Flow

Cash flow required for investing activities was $179.4 million for the nine months ended September 30, 2004, an increase of $24.9 million over 2003. The increase in investing activities results primarily from capital expenditures, which totaled $182.9 million in 2004 compared to $153.5 million in 2003.

Available Sources of Liquidity

VUHI's short-term credit facility was renewed on June 24, 2004 at $350 million, a slight increase from the previous year's renewal level of $346 million. Instead of the traditional 364-day facility, the facility was renewed for a 5-year period ending June 2009. At September 30, 2004, the Company has $355 million of short-term borrowing capacity, of which approximately $144 million is available.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2004 are estimated to be approximately $73 million. For 2005, capital expenditures are estimated at approximately $205 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

In preparation for required reporting under the Sarbanes Oxley Act of 2002,
Section 404, the Company is conducting a thorough review of its internal control over financial reporting, including disclosure controls and procedures. Based on this review, the Company has made internal control enhancements, and will continue to make future enhancements, to its internal controls over financing reporting some of which may be material; however, during the quarter ended September 30, 2004, there have been no changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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


                                           VECTREN UTILITY HOLDINGS, INC.
                                                     Registrant



        November 12, 2004                  /s/ Jerome A. Benkert, Jr.
                                           --------------------------
                                           Jerome A. Benkert, Jr.
                                           Executive Vice President &
                                           Chief Financial Officer
                                           (Principal Financial Officer)



                                           /s/ M. Susan Hardwick
                                           --------------------------
                                           M. Susan Hardwick
                                           Vice President & Controller
                                           (Principal Accounting Officer)