Form 10-K
period 2004-12-31
VECTREN UTILITY HOLDINGS INC
filed 2005-03-09
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2004
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-16739

                             VECTREN UTILITY HOLDINGS, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           INDIANA                                        35-2104850
---------------------------------------------    -------------------------------
 (State or other jurisdiction of                 (IRS Employer Identification
  incorporation or organization)                  No.)


 20 N.W. Fourth Street, Evansville, Indiana                 47708
-----------------------------------------------  -------------------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 812-491-4000
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
------------------------------------  ------------------------------------------
7 1/4% Senior Notes, due 10/15/2031             New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
------------------------------------  ------------------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, was zero. All shares outstanding of the Registrant's common stock were held by Vectren Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value               10                March 1, 2005
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

FERC:  Federal Energy Regulatory      OUCC: Indiana Office of the Utility
  Commission                           Consumer Counselor
IDEM:  Indiana Department of          PUCO:  Public Utilities Commission of Ohio
  Environmental Management
IURC:  Indiana Utility Regulatory     SFAS:  Statement of Financial Accounting
  Commission                           Standards
MCF/MMCF/BCF: thousands/millions/    USEPA:  United States Environmental
  billions of cubic feet               Protection Agency

MDth/MMDth: thousands/millions of      Throughput:  combined gas sales and gas
  dekatherms                           transportation volumes



                                Table of Contents

Item                                                                        Page
Number                                                                    Number
                                     Part I
  1     Business ..............................................................1
  2     Properties ............................................................5
  3     Legal Proceedings......................................................6
  4     Submission of Matters to Vote of Security Holders......................6

                                     Part II
  5     Market for the Company's Common Equity, Related Stockholder
        Matters, and Issuer Purchases of Equity Securities ....................6
  6     Selected Financial Data................................................7
  7     Management's Discussion and Analysis of Results of
        Operations and Financial Condition.....................................8
  7A    Qualitative and Quantitative Disclosures About Market Risk............23
  8     Financial Statements and Supplementary Data...........................25
  9     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................................56
  9A    Controls and Procedures...............................................56
  9B    Other Information.....................................................56

                                    Part III
  10    Directors and Executive Officers of the Registrant(A).................56
  11    Executive Compensation(A).............................................56
  12    Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters(A).........................56
  13    Certain Relationships and Related Transactions(A).....................56
  14    Principal Accountant Fees and Services................................57

                                     Part IV
  15    Exhibits and Financial Statement Schedules............................58
        Signatures............................................................63


(A) - Omitted or amended as the Registrant is a wholly owned subsidiary of Vectren Corporation and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of Vectren Utility Holdings, Inc., free of charge through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:               Phone Number:       Investor Relations Contact:
P.O. Box 209                  (812) 491-4000       Steven M. Schein
Evansville, Indiana                                Vice President,
47702-0209                                         Investor Relations
                                                   sschein@vectren.com

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

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136,000 electric customers and approximately 110,000 natural gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.

The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations were acquired from The Dayton Power and Light Company on October 31, 2000. The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana and was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests.

Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                      Narrative Description of the Business

The Company segregates its businesses into three operating segments: Gas Utility Services, Electric Utility Services, and Other Operations. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. The Company collectively refers to its gas and electric operating segments as its regulated operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. Other Operations primarily provide information technology and other support services to those utility operations.

At December 31, 2004, the Company had $3.1 billion in total assets, with $1.9 billion (61%) attributed to the Gas Utility Services, $1.1 billion (35%) attributed to the Electric Utility Services, and $0.1 billion (3%) attributed to Other Operations. Net income for the year ended December 31, 2003, was $83.1 million with $75.9 million attributed to regulated operations and $7.2 million attributed to other operations. Net income for the year ended 2003 was $85.6 million.

For further information, refer to Note 13 regarding the activities and assets of the Company's operating segments in the Company's consolidated financial statements included under "Item 8 Financial Statements and Supplementary Data".

Following is a more detailed description of the Gas Utility Services and Electric Utility Services operating segments. The Company's Other Operations are generally not significant.

                              Gas Utility Services

At December 31, 2004, the Company supplied natural gas service to approximately 980,000 Indiana and Ohio customers, including 895,000 residential, 81,000 commercial, and 4,000 contract and other customers. This represents customer base growth of 1.2% compared to 2003.

The Company's service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan(R)) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining. The largest Indiana communities served are Evansville, Muncie, Anderson, Lafayette, West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle, and Richmond. The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2004, gas utility revenues were approximately $1,126.2 million, of which residential customers accounted for 66%, commercial 25%, and industrial and other 9%, respectively.

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Total volumes of gas provided to both sales and transportation customers (throughput) were 200,343 MDth for the year ended December 31, 2004. Gas transported or sold to residential and commercial customers was 110,666 MDth representing 55% of throughput. Gas transported or sold to industrial and other contract customers was 89,677 MDth representing 45% of throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company has storage capacity at seven active underground gas storage fields, six liquefied petroleum air-gas manufacturing plants, and a propane cavern. The Company also contracts with ProLiance Energy, LLC (ProLiance) to ensure availability of gas. ProLiance is an unconsolidated, nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). (See Note 4 in the Company's consolidated financial statements included in "Item 8 Financial Statements and Supplementary Data" regarding transactions with ProLiance). Periodically, purchased natural gas is injected into storage. The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements. In addition, the Company prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season. The volume of gas per day that can be delivered during peak demand periods for each utility is located in "Item 2 Properties."

Gas Purchases

In 2004, the Company purchased 112,372 MDth volumes of gas at an average cost of $6.92 per Dth, all of which was purchased from ProLiance pursuant to contracts approved by the IURC. The average cost of gas per Dth purchased for the last five years was: $6.92 in 2004; $6.36 in 2003; $4.57 in 2002; $5.83 in 2001; and
$5.60 in 2000.

                            Electric Utility Services

At December 31, 2004, the Company supplied electric service to approximately 136,000 Indiana customers, including 119,000 residential, and 17,000 commercial, industrial, and other customers. This represents customer base growth of 0.9% compared to 2003. In addition, the Company is obligated to provide for firm power commitments to four municipalities and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group.

The principal industries served include polycarbonate resin (Lexan(R)) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2004, retail and firm wholesale electricity sales totaled 6,186,160 MWh, resulting in revenues of approximately $347.5 million. Residential customers accounted for 34% of 2004 revenues; commercial 27%; industrial 31%; and municipal and other 8%. In addition, the Company sold 3,526,005 MWh through wholesale contracts in 2004, generating revenue, net of purchased power costs, of $23.8 million.

Generating Capacity

Installed generating capacity as of December 31, 2004, was rated at 1,351 MW. Coal-fired generating units provide 1,056 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW. Peaking capacity of 80 MW fueled by natural gas was added during 2002.

In addition to its generating capacity, in 2004, the Company had 32 MW available under firm contracts and 51 MW available under interruptible contracts. The Company also had a firm purchase supply contract for a maximum of 73 MW for the peak cooling season months during 2004.

The Company has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW. However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve import/export capability has been, and may continue to be, impacted. The Company, as a member of the Midwest Independent System Operator (MISO), has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to the MISO. See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's participation in MISO.

Total load for each of the years 2000 through 2004 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

--------------------------------------------------------------------------------
Date of summer peak load 7/13/2004   8/27/2003   8/5/2002   7/31/2001  8/17/2000
                         ----------  ---------   ---------  ---------  ---------
Total load at peak (1)       1,222       1,272      1,258       1,234      1,212

Generating capability        1,351       1,351      1,351       1,271      1,256
Firm purchase supply           105          32         82          82         75
Interruptible contracts         51          95         95          95         95
--------------------------------------------------------------------------------
Total power supply capacity  1,507       1,478      1,528       1,448      1,426
--------------------------------------------------------------------------------

Reserve margin at peak          23%        16%        21%         17%        18%
--------------------------------------------------------------------------------

(1) The total load at peak is increased 25 MW in 2003, 2002, and 2001 from the total load actually experienced. The additional 25 MW represents load that would have been incurred if summer cycler programs had not been activated. The 25 MW is also included in the interruptible contract portion of the Company's total power supply capacity. On the date of peak in 2004 and 2000, summer cycler programs were not activated.

The winter peak load for the 2003-2004 season of approximately 928 MW occurred on January 20, 2004. The prior year winter peak loadwas approximately 948 MW, occurring on January 27, 2003.

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

Fuel Costs and Purchased Power

Electric generation for 2004 was fueled by coal (95.6%) and natural gas (4.4%). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana coal mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren. Approximately 3.0 million tons of coal were purchased for generating electricity during 2004, of which substantially all was supplied by Vectren Fuels, Inc. from its mines and third party purchases. The average cost of coal consumed in generating electric energy for the years 2000 through 2004 follows:
 -------------------------------------------------------------------------------
                                 Year Ended December 31,
                   -------------------------------------------------------------
Avg. Cost Per        2004        2003         2002         2001          2000
                   -------     --------     -------      -------        --------
Ton                $ 27.06      $ 24.91     $ 23.50      $ 22.48         $ 22.49
MWh                  13.06        11.93       11.00        10.53           10.39


The Company also purchases power as needed from the wholesale market to supplement its generation capabilities in periods of peak demand; however, the majority of power purchased through the wholesale market is used to optimize and hedge the Company's sales to other wholesale customers. Volumes purchased in 2004 totaled 3,469,610 MWh.
                                   Competition

The utility industry has undergone dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Currently, several states, including Ohio, have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation allows gas customers to choose their commodity supplier. The Company implemented a choice program for its gas customers in Ohio in January 2003. At December 31, 2004, approximately 73,000 customers in VUHI's Ohio service territory purchase natural gas from a supplier other than the regulated utility. Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs. Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting large volume customers to choose their commodity supplier.

                      Regulatory and Environmental Matters

See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's regulated environment and other environmental matters.

                                    Personnel

As of December 31, 2004, the Company and its consolidated subsidiaries had 1566 employees, of which 872 are subject to collective bargaining arrangements.

In July of 2004, the Company signed a three year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2007. The agreement provides a 3% wage increase in the first two years and a 3.5% increase in the third year of the agreement. The agreement also provides for improvements in pension benefits and a multi-tiered health plan in which the employees pay 16% of the cost.

In January 2004, the Company signed a five year labor agreement, ending December 2008, with Local 1393 of the International Brotherhood of Electrical Workers and United Steelworkers of America Locals 12213 and 7441. The agreement provides for annual wage increases of 3%, a multi-tiered health care plan in which the employees pay 12% to 16% of the premium, and pension enhancements for early retirees.

The Company's contract with Local 135 of the Teamsters, Chauffeurs, Warehousemen, and Helpers will expire in September 2005. The Company's contract with Local 175, Utility Workers Union of America will expire in October 2005.

ITEM 2.   PROPERTIES

                              Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,130 acres of land with an estimated ready delivery from storage capability of 5.6 BCF of gas with maximum peak day delivery capabilities of 144,500 MCF per day. Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day. In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.8 BCF of storage with a maximum peak day delivery capability of 299,717 MMBTU per day. Indiana Gas' gas delivery system includes 12,150 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields located in Indiana covering 6,070 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,000 MCF per day. In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.5 BCF of storage with a maximum peak day delivery capability of 19,166 MMBTU per day. SIGECO's gas delivery system includes 3,074 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants and a cavern for propane storage, all of which are located in Ohio. The plants and cavern can store 7.5 million gallons of propane, and the plants can manufacture for delivery 51,047 MCF of manufactured gas per day. In addition to its propane delivery capabilities, the Ohio operations have contracted for 13.4 BCF of storage with a maximum peak day delivery capability of 287,684 MMBTU per day. The Ohio operations' gas delivery system includes 5,301 miles of distribution and transmission mains, all of which are located in Ohio.

                            Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2004, was rated at 1,351 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 150 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown 3 Gas Turbine located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65
MW); two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW; and an 80 MW turbine also located at the Brown station (Brown Unit 4) placed into service in 2002. The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil. Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 830 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 28 substations with an installed capacity of 4,635.9 megavolt amperes (Mva). The electric distribution system includes 3,223 pole miles of lower voltage overhead lines and 302 trench miles of conduit containing 1,688 miles of underground distribution cable. The distribution system also includes 92 distribution substations with an installed capacity of 1,901.7 Mva and 51,630 distribution transformers with an installed capacity of 2,388.8 Mva.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, and rate and regulatory matters. The consolidated financial statements are included in "Item 8 Financial Statements and Supplementary Data."

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

Dividends Paid to Parent
During 2004, VUHI paid dividends to its parent company of $20.0 million in the first quarter, $19.9 million in the second quarter, $21.1 million in the third quarter, and $19.6 million in the fourth quarter.

During 2003, VUHI paid dividends to its parent company of $18.0 million in the first quarter, $18.2 million in the second quarter, $20.7 million in the third quarter, and $21.1 million in the fourth quarter.

On January 26, 2005, the board of directors declared a $20.0 million dividend, payable to Vectren on February 28, 2005.

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

                     Price Range                     Price Range
                 -------------------------   -----------------------------------
2004                  High           Low     2003             High      Low
                 -------------   ---------                   --------  --------
  First Quarter      $ 27.44     $ 26.25      First Quarter    $ 26.60  $ 25.54
  Second Quarter       27.03       24.05      Second Quarter     27.80    25.61
  Third Quarter        26.81       23.03      Third Quarter      27.10    25.60
  Fourth Quarter       27.00       26.06      Fourth Quarter     27.35    26.00


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K.

                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------
(In millions)                                 2004         2003         2002        2001 (1)    2000 (2,3)
------------------------------------------------------------------------------------------------------------

Operating Data:
Operating revenues                         $ 1,498.0    $ 1,448.8     $ 1,236.9    $ 1,328.3     $ 1,129.9
Operating income                               198.2        199.0         207.7        131.4         136.1
Income before cumulative effect of change
  in accounting principle                       83.1         85.6          97.1         43.7          55.9
Net income                                      83.1         85.6          97.1         44.8          55.9

Balance Sheet Data:
Total assets                               $ 3,147.7    $ 2,925.1     $ 2,780.4    $ 2,489.3     $ 2,509.0
Redeemable preferred stock                       0.1          0.2           0.3          0.5           8.1
Long-term debt - net of current maturities
  & debt subject to tender                     941.3        960.5         841.2        900.9         572.6
Common shareholder's equity                    985.4        979.8         768.6        738.9         624.3

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

             Executive Summary of Consolidated Results of Operations

In 2004, Earnings were $83.1 million as compared to $85.6 million in 2003. The 2004 earnings decline is due to the impact of unfavorable weather, estimated at $5 million after tax. Margin growth, offsetting the weather impact, results from the recovery of NOx related environmental expenditures, gas base rate increases implemented in 2004, and customer growth. The primary expense changes were higher depreciation and lower bad debt expense in 2003. Bad debt expense in 2003 associated with the Ohio service territory was reversed and deferred for later recovery under an uncollectible accounts expense rider.

The $11.5 million decrease in earnings occurring in 2003 compared to 2002 was primarily due to increased operating expenses and the write-off of an investment, partially offset by increased wholesale power margins and retail electric rate recovery related to NOx compliance expenditures. An increase in the Indiana state income tax rate to 8.5% from 4.5% also contributed to the decrease.

During 2004 and 2003, the Company initiated base rate cases in its three gas service territories. Orders in its two Indiana service territories were received in the second half of 2004. An order in the Ohio territory is expected late in the first quarter of 2005. On an annual basis, the Indiana orders will increase margins an estimated $30 million, and during 2004 provided additional margin of $4.7 million. The Company has sought and received regulatory recovery mechanisms (trackers) affecting electric margin that provide a return on utility plant constructed for environmental compliance and that allow for recovery of related operating expenses. After tax earnings associated with the NOx compliance trackers totaled $9.0 million in 2004, $4.7 million in 2003 and $1.1 million in 2002. The Company has also utilized regulatory trackers affecting gas margin that recover, on a dollar-for-dollar basis, pipeline integrity management costs in its Indiana territories and uncollectible accounts expense, operating expenses related to choice implementation costs, and other costs in its Ohio service territory.

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

                            Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of, operating performance than operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company's service territories. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, and is also impacted by some level of price sensitivity in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)

Gas Utility margin and throughput by customer type follows:
                                                  Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                                    2004        2003      2002
--------------------------------------------------------------------------------

   Residential & Commercial                   $  288.3   $ 292.3   $ 282.6
   Contract                                       53.5      51.5      50.5
   Other                                           5.9       6.0       4.1

--------------------------------------------------------------------------------
     Total gas utility margin                 $  347.7   $ 349.8   $ 337.2
================================================================================

Sold & transported volumes in MMDth:
   To residential & commercial customers         110.7     117.9     111.9
   To contract customers                          89.7      91.4      95.8
--------------------------------------------------------------------------------
     Total throughput                            200.4     209.3     207.7
================================================================================


Gas utility margins were $347.7 million for the year ended December 31, 2004. This represents a decrease in gas utility margin of $2.1 million compared to 2003. Heating weather for the year ended December 31, 2004, was 8% warmer than normal and 8% warmer than the prior year. The estimated unfavorable impact on gas utility margin caused by weather was approximately $9.8 million compared to 2003. Indiana base rate increases added $4.7 million compared to the prior year. Also offsetting the effects of weather were increased late and reconnect fees, expense recovery pursuant to Ohio regulatory trackers, and higher revenue taxes collected from rate payers. Gas sold and transported volumes were 4% less in 2004, compared to the prior year. The decreased throughput was primarily attributable to weather. The average cost per dekatherm of gas purchased was $6.92 in 2004; $6.36 in 2003, and $4.57 in 2002.

Gas Utility margin for the year ended December 31, 2003, of $349.8 million increased $12.6 million, or 4%, compared to 2002. It is estimated that weather near normal for the year and 6% cooler than the prior year, contributed $8 million in increased residential and commercial margin and was the primary contributor to increased throughput compared to 2002. The remaining increase is primarily attributable to $4.5 million in higher revenue taxes on higher gas costs and volumes sold and $1.8 million in recovery of Ohio customer choice implementation costs.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)

Electric Utility margin by revenue type follows:
                                                  Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                         2004             2003             2002
--------------------------------------------------------------------------------
Residential & commercial             $ 159.7          $ 141.1           $ 145.7
Industrial                              62.4             53.5              54.9
Municipalities & other                  17.4             20.1              16.9
--------------------------------------------------------------------------------
   Total retail & firm wholesale       239.5            214.7             217.5
Asset optimization                      15.0             18.3              12.7
--------------------------------------------------------------------------------
     Total electric utility margin   $ 254.5          $ 233.0           $ 230.2
================================================================================

Retail & Firm Wholesale Margin
Native load and firm wholesale margin was $239.5 million for the year ended December 31, 2004. This represents a $24.8 million increase over 2003. Additional NOx recoveries increased margin $14.6 million in 2004. Cooling weather for the year was 12% warmer than last year, increasing margin an estimated $2.0 million. The remaining increase in margin was attributable to increased small customer usage and increased sales to industrial customers. Due to the above factors, volumes sold increased 5% to 6.19 GWh for 2004, compared to 5.90 GWh in 2003. Volumes sold in 2002 were 6.19 GWh.

For the year ended December 31, 2003, margin from serving native load and firm wholesale customers was $214.7 million, a decrease of $2.8 million when compared to 2002. It is estimated that summer weather, 19% cooler than normal and 34% cooler than 2002, caused an $8 million decrease in residential and commercial margin. The effect of weather was partially offset by a $7.4 million increase in retail electric rates related to recovery of and return on NOx compliance expenditures and related operating expenses. A slowly recovering economy continued to negatively impact industrial sales which decreased $1.4 million compared to 2002. As a result of primarily mild weather and slow economic conditions, retail and firm wholesale volumes sold decreased 5%.

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

Following is a reconciliation of asset optimization activity:
                                                     Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                              2004            2003           2002
--------------------------------------------------------------------------------
Beginning of Year Net Asset
Optimization Position                     $ (0.4)        $ (0.7)         $ 3.3
Statement of Income Activity
    Mark-to-market gains (losses)
    recognized                              (1.4)           0.7           (3.6)
    Realized gains recognized               16.4           17.6           16.3
--------------------------------------------------------------------------------
      Net activity in electric
      utility margin                        15.0           18.3           12.7
--------------------------------------------------------------------------------
Net cash received & other adjustments      (15.2)         (18.0)         (16.7)
--------------------------------------------------------------------------------
End of Year Net Asset Optimization
Position                                  $ (0.6)        $ (0.4)        $ (0.7)
================================================================================


Net wholesale margins decreased $3.3 million compared to 2003 due to reduced available capacity. The availability of excess capacity was impacted by scheduled outages of owned generation, related to the installation of environmental compliance equipment and an increase in demand by native load customers due to both weather and increased usage. The $5.6 million increase in 2003 compared to 2002 was primarily due to price volatility and additional capacity due to weather.

Operating Expenses

Other Operating

Other operating expenses increased $8.4 million for the year ended December 31, 2004 as compared to 2003. Expense in 2003 reflects the deferral of $4.0 million relating to the Ohio order allowing the Company to defer for future recovery its actual bad debt expense in excess of the amount provided in base rates (See Rate and Regulatory Matters below). Other factors contributing to the increase were an increase in NOx-related expenses of $2.6 million recovered in rates and planned turbine maintenance of $1.9 million.

Other operating expense increased $11.5 million in 2003 compared to 2002. The increase was principally caused by increased distribution, plant, and transmission operating expenses; power plant and other maintenance; customer service initiatives; higher insurance premiums; and prior year insurance recoveries. In addition, operating expenses reflect $1.8 million in amortization of Ohio choice implementation costs, which are recovered through increased gas utility margin. The increase in operating expenses was partially offset by the impact of an Ohio regulatory order, which resulted in the reversal and deferral of 2003 uncollectible accounts expense of $4.0 million for future recovery.

Depreciation & Amortization

For the year ended December 31, 2004, depreciation expense increased $9.9 million compared to 2003. NOx-related depreciation contributed $4.8 million of the increase with the remaining increase due primarily to normal additions to utility plant. The increase of $7.2 million in 2003 compared to 2002 is also due to normal additions to utility plant. In addition to the NOx scrubbers placed into service in 2004, other significant expenditures included upgrades of electric facilities subjected to storm damage, construction of a new substation, and a new transmission main. Upgrades implemented in 2002 and 2003 now included in annual depreciation expense include a gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, customer system upgrades, and other upgrades to existing transmission and distribution facilities.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $1.6 million in 2004 compared to 2003 and $5.9 million in 2003 compared to 2002. Almost all of the 2004 increase and $4.5 million of the 2003 increase corresponds with increased collections of utility receipts and excise taxes due to higher revenues. The remaining 2003 increase results principally from higher property taxes.

Other Income (Expense)

Total other income (expense)-net increased $1.1 million during 2004 compared to 2003 and decreased $1.0 million during 2003 compared to 2002. Lower amounts of AFUDC were recorded in 2004 as NOx expenditures were placed in service. Fiscal year 2003 includes operating losses and the write-off of investments in an entity that processes fly ash, totaling $4.2 million. In 2002, the Company recognized losses associated with those investments totaling $1.5 million.

Interest Expense

In the second half of 2003, the Company completed permanent financing transactions in which approximately $366 million in equity, debt, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. The changes in interest expense in 2004 and 2003 reflect the full impact of that transaction.

Income Taxes

For the year ended December 31, 2004, income taxes were relatively consistent with 2003 with decreased earnings offset by a slightly higher effective rate. An increase in the Indiana state income tax rate from 4.5% to 8.5% was the primary reason for increased tax expense in 2003 compared to 2002.

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

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana's State Implementation Plan
(SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and
2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through December 31, 2004, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8% return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
During 2003, the U.S. District Court for the Southern District of Indiana entered a consent decree among SIGECO, the Department of Justice (DOJ), and the USEPA that resolved a lawsuit originally brought by the USEPA against SIGECO. The lawsuit alleged violations of the Clean Air Act by SIGECO at its Culley Generating Station for (1) making modifications to generating station without obtaining required permits, (2) making major modifications to the generating station without installing the best available emission control technology, and
(3) failing to notify the USEPA of the modifications.

Under the terms of the agreement, the DOJ and USEPA agreed to drop all challenges of past maintenance and repair activities at the Culley Generating Station. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO committed to
o either repower Culley Unit 1 (50 MW) with natural gas and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o  operate the existing SCR control technology recently installed on Culley
   Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o  pay a $600,000 civil penalty.

The Company notified the USEPA of its intention to shut down Culley Unit 1 effective December 31, 2006. The Company does not believe that implementation of the settlement will have a material effect to it results from operations or financial condition. The $600,000 civil penalty was expensed and paid during 2003 and is reflected in Other-net.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Clean Air Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

                           Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the IURC. The retail gas operations of the Ohio operations are subject to regulation by the PUCO.

All metered gas rates in Indiana contain a gas cost adjustment (GCA) clause, and all metered gas rates in Ohio contain a gas cost recovery (GCR) clause. GCA and GCR clauses allow the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel. The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings. Rate structures in the Company's territories do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

GCA, GCR, and FAC procedures involve periodic filings and IURC and PUCO hearings to establish the amount of price adjustments for a designated future period. The procedures also provide for inclusion in later periods of any variances between the estimated cost of gas, cost of fuel, and net energy cost of purchased power and actual costs incurred. The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in margin. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers.

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

SIGECO and Indiana Gas Base Rate Settlements

On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional 2004 revenues of $2.5 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional 2004 revenues of $2.2 million.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery.

VEDO Pending Base Rate Increase Settlement

On February 4, 2005, the Company filed with the PUCO a settlement agreement that had been entered into with several parties, including the PUCO staff, in its base rate case. The Ohio Office of the Consumer Counselor (OCC) is opposing the settlement. Earlier in 2004 VEDO had filed with the PUCO a request to adjust its base rates and charges for its gas distribution business serving more than 315,000 customers located in west central Ohio. The settlement provides for a $15.7 million increase in VEDO's base distribution rates to cover the ongoing costs of operating, maintaining, and expanding the approximately 5,200-mile distribution system. The settlement increase includes $1.1 million of funding for weatherization and conservation programs for low income customers. Evidentiary hearings were completed in the case on February 9, 2005. Review and approval by the PUCO is necessary before the settlement is effective. The proposed new rate design includes a larger service charge, which will address, to some extent, earnings volatility related to weather. The settlement also permits VEDO the annual recovery of on-going costs associated with the Pipeline Safety Improvement Act of 2002. Based upon the PUCO's actions in other proceedings, the Company would expect an order near the end of the first quarter of 2005.

Ohio Uncollectible Accounts Expense Tracker

On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible account expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and reversed and deferred that amount for future recovery. In 2004, the Company recorded revenues of $3.3 million which is equal to the level of uncollectible accounts expense recognized for Ohio customers.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

                             Other Operating Matters

MISO

The FERC approved the Midwest Independent System Operator (MISO) as the nation's first regional transmission organization. Regional transmission organizations place public utility transmission facilities in a region under common control. The MISO is committed to reliability, the nondiscriminatory operation of the bulk power transmission system, and to working with all stakeholders to create cost-effective and innovative solutions. The Carmel, Indiana, based MISO began operations in December 2001 and serves the electrical transmission needs of much of the Midwest. In December 2001, the IURC approved the Company's request for authority to transfer operational control over its electric transmission facilities to the MISO. That transfer occurred on February 1, 2002. Pursuant to an order from the IURC, certain MISO costs have been deferred for future recovery.

During 2004, SIGECO together with three other Indiana electric utilities filed a proceeding with the IURC seeking to recover the anticipated costs associated with MISO's implementation of the "Day 2 energy market" on April 1, 2005. A hearing considering this request occurred in February, 2005.

As a result of MISO's operational control over much of the Midwestern electric transmission grid, including SIGECO's transmission facilities, SIGECO's continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. Given the nature of MISO's policies regarding use of transmission facilities, as well as ongoing FERC initiatives and uncertainties around the "Day 2 energy market" operations, it is difficult to predict near term operational impacts. However, as stated above, it is believed that MISO's regional operation of the transmission system will ultimately lead to reliability improvements.

The potential need to expend capital for improvements to the transmission system, both to SIGECO's facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements. Such expenditures may be significant.

United States Securities and Exchange Commission Inquiry into PUCHA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that the Company's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren and VUHI for an order of exemption under Section 3(a)(1) of PUHCA. Vectren and VUHI also claim the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

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

Goodwill

Pursuant to SFAS No. 142, the Company performed an initial impairment analysis of its goodwill, all of which resides in the Gas Utility Services operating segment. Also consistent with SFAS 142, goodwill is tested for impairment annually, at the beginning of the year, and more frequently if events or circumstances indicate that an impairment loss has been incurred. Impairment tests are performed at the reporting unit level which the Company has determined to be consistent with its Gas Utility Services operating segment as identified in Note 13 to the consolidated financial statements. An impairment test performed in accordance with SFAS 142 requires that a reporting unit's fair value be estimated. The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill. The estimated fair value was in excess of the carrying amount in 2004, 2003, and 2002 and therefore resulted in no impairment.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows. A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment's fair value also would have resulted in no impairment charge.

Impairment Review of Investments

The Company will occasionally make equity investments in companies and notes receivable convertible into equity interests. When events occur that may cause one of these investments to be impaired, the Company performs an impairment analysis. An impairment analysis of notes receivable usually involves the comparison of the investment's estimated free cash flows to the stated terms of the note. An impairment analysis of equity method investments involves comparison of the investment's estimated fair value to its carrying amount. Fair value is estimated using primarily discounted cash flow analyses. Calculating free cash flows and fair value is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates (for fair value calculations). As a result of such tests, a $3.9 million dollar write-off of investments in an entity that processes fly ash resulted in 2003. No impairments were recorded in 2004.

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

Intercompany Allocations

Support Services

Vectren and certain subsidiaries of Vectren provide corporate, general, and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for share-based compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. The allocation methodology is not subject to near term changes.

Pension and Other Postretirement Obligations

Vectren satisfies the future funding requirements of its pension and other postretirement plans and the payment of benefits from general corporate assets. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date, which occurs on September 30. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the SFAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Management believes these direct charges when combined with benefit-related corporate charges discussed in "support services" above approximate costs that would have been incurred if the Company accounted for benefit plans on a stand-alone basis.

Vectren estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of pension and postretirement plans. Vectren used the following weighted average assumptions to develop 2004 periodic benefit cost: a discount rate of 6.0%, an expected return on plan assets of 8.5%, a rate of compensation increase of 3.5%, and a health care cost trend rate of 10% in 2004 declining to 5% in 2009. During 2004, Vectren reduced the discount rate by 25 basis points to value 2004 ending pension and postretirement obligations due to a decline in benchmark interest rates. In addition, Vectren used the following weighted average assumptions to develop 2004 periodic benefit cost: a discount rate of 6.0%, an expected return on plan assets of 8.5%, a rate of compensation increase of 3.5%, and a health care cost trend rate of 10% in 2004 declining to 5% in 2009. In January 2005, Vectren announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment will result in a decrease of allocated costs that may approximate $3 million annually, a portion of which will be recognized in 2005. Two of the unions that represent bargaining employees at the Company's regulated subsidiaries have advised Vectren that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. With assistance from legal counsel, management has analyzed the unions' position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

                  Impact of Recently Issued Accounting Guidance

SFAS 123 (revised 2004)

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of SFAS 123R for the Company is July 1, 2005. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans. The adoption of this standard is not expected to have any material effect on the Company's operating results or financial condition.

                               Financial Condition

Within Vectren's consolidated group, VUHI, the parent company, funds short-term and long-term financing needs of the utility group operations. Vectren does not guarantee VUHI's debt. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. VUHI's long-term and short-term obligations outstanding at December 31, 2004, totaled $550.0 million and $308.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. Moody's current outlook is stable. During January 2005, Standard and Poor's changed its current outlook to stable from negative. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 50-55% of permanent capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operations. The Company's equity component was 51% and 50% of permanent capitalization at December 31, 2004, and 2003, respectively. Permanent capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders' equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased $85.1 million during the year ended December 31, 2004, compared to 2003 primarily as a result of favorable changes in working capital accounts and increased earnings before non-cash charges. Cash flow from operating activities decreased during the year ended December 31, 2003, compared to 2002 by $108.4 million. The primary reason for this change was favorable changes in working capital accounts occurring in 2002 due to lower gas prices in that year and higher gas prices in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $7.4 million for the year ended December 31, 2004, includes a net increase of short-term borrowings of $123.1 million and the net retirement of $38.1 million of long-term debt. Cash flow provided by financing activities of $64.5 million for the year ended December 31, 2003, includes the effects of the permanent financing executed during the current year in which approximately $407 million in capital contributions from Vectren, third party debt proceeds, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. Common stock dividends paid to Vectren have increased in 2004 compared to 2003 and in 2003 compared to 2002.

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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Other than those described below related to ratings triggers, the put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. During 2004, 2003, and 2002, debt totaling $2.5 million, $0.1 million, and $5.2 million, respectively, was put to the Company. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

SIGECO and Indiana Gas Debt Call
During 2004, the Company called $20.0 million of insured quarterly senior unsecured notes outstanding at Indiana Gas. The notes, originally due in 2015, were called at par.

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

Other Financing Transactions

During 2004, the Company remarketed two first mortgage bonds outstanding at SIGECO. The remarketing effort converted $32.8 million of outstanding fixed rate debt into variable rate debt where interest rates reset weekly. One bond, due in 2023, had a principal amount of $22.8 million and an interest rate of 6%. The other bond, due in 2015, had a principal amount of $10.0 million and an interest rate of 4.3%. These remarketing efforts resulted in the extinguishment and reissuance of debt at generally the same par value.

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

Other Company debt totaling $15.0 million in 2004, $18.5 million in 2003, and $6.5 million in 2002 was retired as scheduled.

Investing Cash Flow

Cash flow required for investing activities was $264.1 million in 2004, $236.1 million in 2003, and $218.7 million in 2002. Capital expenditures are the primary component of investing activities. Capital expenditures were $267.6 million in 2004 compared to $235.0 million in 2003 and $217.3 million in 2002. The increases are primarily driven by expenditures for environmental compliance.

Available Sources of Liquidity

At December, 31, 2004, the Company has $355 million of short-term borrowing capacity, of which approximately $47 million is available.

VUHI's short-term credit facility was renewed on June 24, 2004 at $350 million, a slight increase from the previous year's renewal level of $346 million. Instead of the traditional 364-day facility, the facility was renewed for a 5-year period ending June 2009.

Vectren periodically issues new shares to satisfy dividend reinvestment plan and stock option plan requirements and contributes those proceeds to VUHI. During 2004 and 2003, these new issuances added additional liquidity of $3.1 million and $5.9 million, respectively.

Potential & Future Uses of Liquidity

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2004:
---------------------------------------------------------------------------------------------------------
(In millions)                            2005       2006       2007      2008        2009      Thereafter
---------------------------------------------------------------------------------------------------------

Long-term debt (1)                     $    -      $   -     $  6.5     $   -      $    -         $ 949.1
Short-term debt                         308.3          -          -         -                           -
Commodity firm purchase commitments      99.1          -          -         -           -               -
Utility & nonutility plant purchase
commitments (2)                          20.5          -          -         -                           -
---------------------------------------------------------------------------------------------------------
    Total                              $427.9        $ -     $  6.5       $ -      $    -         $ 949.1
=========================================================================================================


(1) Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2004 (in millions) is $10.0 in 2005, zero in 2006, $20.0 in 2007, zero in 2008, $80.0 in 2009, and $40.0 thereafter.

(2)  The settlement period of these obligations is estimated.

Planned Capital Expenditures

The timing and amount of capital expenditures, including contractual purchase commitments discussed above, for the five-year period 2005 - 2009 are estimated as follows (in millions): $205.2 in 2005, $219.4 in 2006, $259.2 in 2007, $251.9
in 2008, and $206.4 in 2009.

Pension and Postretirement Funding Obligations

Vectren believes making contributions to its qualified pension plans in the coming years will be necessary. Management currently estimates that the qualified pension plans will require Company contributions in the range of $5 million to $10 million in both 2005 and 2006. VUHI may be called upon to fund a portion of these contributions. During 2004, Vectren funded $7.7 million in contributions of which $4.6 million in contributions were funded by VUHI.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.
o Increased competition in the energy environment including effects of industry restructuring and unbundling.
o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.
o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate electric and natural gas transmission and distribution, natural gas gathering and processing, electric power supply; and similar entities with regulatory oversight.
o Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.
o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.
o Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.
o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.
o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.
o Changes in Federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

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

The Company has in place a risk management committee that consists of senior management as well as financial and operational management. The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

Commodity Price Risk

The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.

Electric sales and purchases in the wholesale power market and sales of electricity to certain municipalities and large industrial customers are exposed to commodity price risk associated with fluctuating commodity prices. Open positions in terms of price, volume, and specified delivery points may occur and are managed using methods described below with frequent management reporting.

The Company's wholesale power marketing activities include asset optimization strategies that manage the utilization of available electric generating capacity. Execution of asset optimization strategies require entering into energy contracts that commit the Company to purchase and sell electricity in the future. Commodity price risk results from forward positions that commit the Company to deliver electricity. The Company mitigates price risk exposure with planned unutilized generation capability and offsetting forward purchase contracts. The Company accounts for asset optimization contracts that are derivatives at fair value with the offset marked to market through earnings.

Sales to certain municipalities and large industrial customers are executed to meet customer demand. Price risk from forward positions obligating the Company to deliver commodities is mitigated using generating capability and offsetting forward purchase contracts. These contracts are expected to be settled by physical receipt or delivery of the commodity.

Market risk resulting from commodity contracts is measured by management using the potential impact on pre-tax earnings caused by the effect a 10% adverse change in forward commodity prices might have on market sensitive derivative positions outstanding on specific dates. For the years ended December 31, 2004, and 2003, a 10% adverse change in forward commodity prices would have decreased earnings by $0.7 million and $3.0 million, respectively, based upon open positions existing on the last day of those years.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company manages this risk by allowing 20% and 30% of its total debt to be exposed to short-term interest rate volatility. However, there are times when this targeted range of interest rate exposure may not be attained. To manage this exposure, the Company may use derivative financial instruments. At December 31, 2004, such debt obligations, as affected by seasonal increases in short-term debt outstanding, represented 27% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility. During 2004 and 2003, the weighted average combined borrowings under these arrangements were $142.7 million and $226.9 million, respectively. At December 31, 2004, and 2003, combined borrowings under these arrangements were $340.7 million and $185.2 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2004 and 2003, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $1.4 million and $2.3 million, respectively.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholder and Board of Directors of Vectren Utility Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Vectren Utility Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Utility Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-----------------------------------------------
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 23, 2005

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                              At December 31,
--------------------------------------------------------------------------------
                                                             2004          2003
--------------------------------------------------------------------------------
                             ASSETS

Current Assets
      Cash & cash equivalents                              $ 5.7          $ 8.1
      Accounts receivable - less reserves of $1.9 &
          $3.1, respectively                               147.5          114.0
      Receivables due from other Vectren companies           4.0            1.7
      Accrued unbilled revenues                            161.2          128.7
      Inventories                                           53.0           55.1
      Recoverable fuel & natural gas costs                  17.7           20.3
      Prepayments & other current assets                   138.2          131.3
--------------------------------------------------------------------------------
          Total current assets                             527.3          459.2
--------------------------------------------------------------------------------

Utility Plant
     Original cost                                       3,465.2        3,250.7
     Less:  accumulated depreciation & amortization      1,309.0        1,247.0
--------------------------------------------------------------------------------
          Net utility plant                              2,156.2        2,003.7
--------------------------------------------------------------------------------

Investments in unconsolidated affiliates                     0.2            1.8
Other investments                                           19.6           20.6
Non-utility property - net                                 149.6          141.3
Goodwill - net                                             205.0          205.0
Regulatory assets                                           82.5           89.6
Other assets                                                 7.3            3.9
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $ 3,147.7      $ 2,925.1
================================================================================










  The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                          At December 31,
--------------------------------------------------------------------------------
                                                       2004              2003
--------------------------------------------------------------------------------
               LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
      Accounts payable                               $ 97.3            $ 63.0
      Accounts payable to affiliated companies         98.8              80.3
      Payables to other Vectren companies              15.8              13.3
      Accrued liabilities                             116.3              93.9
      Short-term borrowings                           308.3             185.2
      Current maturities of long-term debt                -              15.0
      Long-term debt subject to tender                 10.0              13.5
--------------------------------------------------------------------------------
        Total current liabilities                     646.5             464.2
--------------------------------------------------------------------------------

Long-Term Debt - Net of Current Maturities &
      Debt Subject to Tender                          941.3             960.5
Deferred Income Taxes & Other Liabilities
      Deferred income taxes                           240.8             201.5
      Regulatory liabilities                          251.7             235.0
      Deferred credits & other liabilities             81.9              83.9
--------------------------------------------------------------------------------
        Total deferred credits & other liabilities    574.4             520.4
--------------------------------------------------------------------------------

Commitments & Contingencies (Notes 8 - 10)

Cumulative, Redeemable Preferred Stock of a
Subsidiary                                              0.1               0.2

Common Shareholder's Equity
      Common stock (no par value)                     592.9             589.8
      Retained earnings                               392.5             390.0
--------------------------------------------------------------------------------
        Total common shareholder's equity             985.4             979.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY          $ 3,147.7         $ 2,925.1
================================================================================














   The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)



                                                    Year Ended December 31,

--------------------------------------------------------------------------------
                                        2004             2003             2002
--------------------------------------------------------------------------------
OPERATING REVENUES
      Gas utility                   $ 1,126.2        $ 1,112.3          $ 908.0
      Electric utility                  371.3            335.7            328.6
      Other                               0.5              0.8              0.3
--------------------------------------------------------------------------------
           Total operating revenues   1,498.0          1,448.8          1,236.9
--------------------------------------------------------------------------------

OPERATING EXPENSES
      Cost of gas sold                  778.5            762.5            570.8
      Fuel for electric generation       96.1             86.5             81.6
      Purchased electric energy          20.7             16.2             16.8
      Other operating                   218.5            210.1            198.6
      Depreciation & amortization       127.8            117.9            110.7
      Taxes other than income taxes      58.2             56.6             50.7
--------------------------------------------------------------------------------
           Total operating expenses   1,299.8          1,249.8          1,029.2
--------------------------------------------------------------------------------

OPERATING INCOME                        198.2            199.0            207.7

OTHER INCOME (EXPENSE)
      Other - net                         5.2              4.8              7.1
      Equity in losses of
      unconsolidated affiliates           0.2             (0.5)            (1.8)
--------------------------------------------------------------------------------
           Total other income             5.4              4.3              5.3
--------------------------------------------------------------------------------
Interest expense                         67.4             66.1             69.1
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              136.2            137.2            143.9
--------------------------------------------------------------------------------
Income taxes                             53.1             51.6             46.8
--------------------------------------------------------------------------------
NET INCOME                             $ 83.1           $ 85.6           $ 97.1
================================================================================








   The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                Year Ended December 31,
----------------------------------------------------------------------------------------------
                                                           2004          2003          2002
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 83.1        $ 85.6        $ 97.1
   Adjustments to reconcile net income to cash from
   operating activities:
        Depreciation & amortization                       127.8         117.9         110.7
        Deferred income taxes & investment tax credits     43.0          24.1         (23.4)
        Pension & postretirement periodic benefit cost      5.7           5.9           6.5
        Equity in losses (earnings) of unconsolidated
        affiliates                                         (0.2)          0.5           1.8
        Net unrealized (gain) loss on derivative
        instruments                                         1.4          (0.7)          3.6
        Other non-cash charges - net                       10.0          10.7           8.4
        Changes in working capital accounts:
             Accounts receivable, including to
             Vectren companies & accrued unbilled revenue (79.0)         44.3         (28.1)
             Inventories                                    1.6           0.9          (1.2)
             Recoverable fuel & natural gas costs           2.6          (1.0)         48.1
             Prepayments & other current assets            (7.0)        (49.1)         (9.4)
             Accounts payable, including to Vectren
                companies & affiliated companies           55.3         (73.6)         73.2
             Accrued liabilities                           21.9          12.6           0.1
        Changes in noncurrent assets                       (1.9)         (5.9)         (1.2)
        Changes in noncurrent liabilities                 (10.0)         (3.0)         (8.6)
----------------------------------------------------------------------------------------------
             Net cash flows from operating activities     254.3         169.2         277.6
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
        Long-term debt - net of issuance costs
        & hedging proceeds                                 32.4         202.9             -
        Additional capital contribution                     3.1         204.1             -
   Requirements for:
        Dividends to parent                               (80.6)        (78.0)        (69.7)
        Retirement of long-term debt, including
        premiums paid                                     (70.5)       (121.9)         (6.5)
        Redemption of preferred stock of subsidiary        (0.1)         (0.1)         (0.2)
   Net change in short-term borrowings, including
        from other
        Vectren companies                                 123.1        (140.8)         22.8
   Other activity                                             -          (1.7)            -
----------------------------------------------------------------------------------------------
             Net cash flows from financing activities       7.4          64.5         (53.6)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from other investing activities                 3.5             -          10.4
   Requirements for:
        Capital expenditures, excluding AFUDC
        equity                                           (267.6)       (235.0)       (217.3)
        Unconsolidated affiliate & other investments          -          (1.1)        (11.8)
----------------------------------------------------------------------------------------------
             Net cash flows from investing activities    (264.1)       (236.1)       (218.7)
----------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents         (2.4)         (2.4)          5.3
Cash & cash equivalents at beginning of period              8.1          10.5           5.2
----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                  $ 5.7         $ 8.1        $ 10.5
==============================================================================================

Cash paid during the year for:
   Interest                                              $ 65.0        $ 60.7        $ 58.4
   Income taxes                                             6.1          52.2          63.3




  The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                  (In millions)

----------------------------------------------------------------------------------------------
                                                                   Accumulated
                                                                   Other
                                        Common        Retained     Comprehensive
                                        Stock         Earnings     Income (Loss)       Total
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Balance at January 1, 2002              $ 385.7      $ 355.0             $ (1.8)     $ 738.9
----------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              97.1                            97.1
Minimum pension liability adjustments &
     other - net of tax                                                     2.3          2.3
----------------------------------------------------------------------------------------------
Total comprehensive income                                                              99.4
----------------------------------------------------------------------------------------------
Common stock dividends                                 (69.7)                          (69.7)
----------------------------------------------------------------------------------------------
Balance at December 31, 2002              385.7        382.4                0.5        768.6
----------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              85.6                            85.6
Other comprehensive income adjustment -
net of tax                                                                 (0.5)        (0.5)
----------------------------------------------------------------------------------------------
Total comprehensive income                                                               85.1
----------------------------------------------------------------------------------------------
Common stock:
     Additional capital contribution      204.1                                        204.1
     Dividends                                         (78.0)                          (78.0)
----------------------------------------------------------------------------------------------
Balance at December 31, 2003              589.8        390.0                  -        979.8
==============================================================================================
Net income and comprehensive income                     83.1                            83.1
Common stock:
     Additional capital contribution        3.1                                          3.1
     Dividends                                         (80.6)                          (80.6)
----------------------------------------------------------------------------------------------
Balance at December 31, 2004            $ 592.9      $ 392.5                $ -      $ 985.4
==============================================================================================







  The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Vectren Utility Holdings, Inc. (VUHI or the Company), an Indiana corporation, serves as the intermediate holding company for Vectren Corporation's (Vectren) three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. VUHI also has assets that provide information technology and other services to the utilities. Vectren is an energy and applied technology holding company headquartered in Evansville, Indiana. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

C. Inventories
Inventories consist of the following:

                                                        At December 31,
-----------------------------------------------------------------------------
(In millions)                                     2004                 2003
-----------------------------------------------------------------------------
Materials & supplies                             $ 22.2               $ 19.3
Gas in storage - at LIFO cost                      18.9                 21.9
Fuel (coal & oil) for electric
   generation                                       8.8                 10.7
Gas in storage - at average cost                      -                  2.5
Other                                               3.1                  0.7
-----------------------------------------------------------------------------
       Total inventories                         $ 53.0               $ 55.1
=============================================================================

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2004, and 2003, by approximately $56.4 million and $52.2 million, respectively. Gas in storage of the Indiana regulated operations is stated at LIFO. All other inventories are carried at average cost.

D. Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation rates, which include a cost of removal component, are established through regulatory proceedings and are applied to all in-service utility plant. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                        At and For the Year Ended December 31,
----------------------------------------------------------------------------------------
(In millions)                             2004                          2003
----------------------------------------------------------------------------------------
                                             Depreciation                  Depreciation
                                              Rates as a                    Rates as a
                                              Percent of                    Percent of
                              Original Cost  Original Cost  Original Cost  Original Cost
----------------------------------------------------------------------------------------
Gas utility plant               $ 1,793.6         3.5%        $ 1,721.9         3.6%
Electric utility plant            1,458.1         3.6%          1,322.4         3.4%
Common utility plant                 44.2         2.7%             44.3         2.7%
Construction work in progress       169.3           -             162.1           -
----------------------------------------------------------------------------------------
       Total original cost      $ 3,465.2                     $ 3,250.7
========================================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period. AFUDC is included in Other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                              Year Ended December 31,
-----------------------------------------------------------------------------
 (In millions)                         2004            2003             2002
-----------------------------------------------------------------------------
AFUDC - borrowed funds                $ 1.6           $ 2.1            $ 3.1
AFUDC - equity funds                    1.6             2.9              2.2
-----------------------------------------------------------------------------
      Total AFUDC capitalized         $ 3.2           $ 5.0            $ 5.3
=============================================================================

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the remaining historical value of such property is charged to Utility plant, with an offsetting charge to Accumulated depreciation. Costs to dismantle and remove retired property are charged against Regulatory liabilities, where the cost of removal obligation is classified in these financial statements.

E. Non-utility Property
The depreciation of non-utility property is charged against income over its estimated useful life (ranging from 5 to 40 years), using the straight-line method of depreciation or units-of-production method of amortization. Repairs and maintenance, which are not considered improvements and do not extend the useful life of the non-utility property, are charged to expense as incurred. When non-utility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income. Non-utility property is presented net of accumulated depreciation and amortization totaling $73.3 million and $57.0 million as of December 31, 2004, and 2003, respectively. For the years ended December 31, 2004 and 2003, the Company capitalized interest totaling $1.4 million and $0.9 million, respectively, on non-utility plant construction projects. Capitalized interest in 2002 was not significant.

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

G. Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires a portion of goodwill be charged to expense only when it is impaired. The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year. Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations. Through December 31, 2004, no goodwill impairments have been recorded. All of the Company's goodwill is included in the Gas Utility Services operating segment.

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

Regulatory assets consist of the following:

                                                             At December 31,
------------------------------------------------------------------------------
(In millions)                                               2004         2003
------------------------------------------------------------------------------
Future amounts recoverable from ratepayers:
    Income taxes                                           $ 11.5      $ 18.1
    Other                                                     1.0         1.0
------------------------------------------------------------------------------
                                                             12.5        19.1
Amounts deferred for future recovery:
    Demand side management programs                          25.9        25.0
    Other                                                     7.3         5.3
------------------------------------------------------------------------------
                                                             33.2        30.3
Amounts currently recovered through base rates:
    Unamortized debt issue costs                             20.4        21.4
    Premiums paid to reacquire debt                           7.0         7.4
    Demand side management programs                           2.3         2.7
    Rate case expenses                                        1.2           -
------------------------------------------------------------------------------
                                                             30.9        31.5
Amounts currently recovered through tracking mechanisms:
    Ohio authorized trackers                                  6.3         7.5
    Indiana authorized trackers                              (0.4)        1.2
------------------------------------------------------------------------------
                                                              5.9         8.7
------------------------------------------------------------------------------
    Total regulatory assets                                $ 82.5      $ 89.6
==============================================================================

Of the $30.9 million currently being recovered through base rates charged to customers, $29.7 million is earning a return. The weighted average recovery period of regulatory assets currently being recovered is 13.9 years. The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory liabilities consist of the following:
                                                             At December 31,
------------------------------------------------------------------------------
 (In millions)                                              2004        2003
------------------------------------------------------------------------------
Cost of removal                                           $ 246.2     $ 228.8
Interest rate hedging proceeds (See Note 11)                  5.5         6.2
------------------------------------------------------------------------------
    Total regulatory liabilities                          $ 251.7     $ 235.0
==============================================================================

Cost of Removal and SFAS 143
The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. The Company records amounts expensed in advance of payments as a regulatory liability because the liability does not meet the threshold of a legal asset retirement obligation
(ARO) as defined by SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for a legal ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. To the extent regulation is involved, such gain or loss may be deferred. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel. The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings. The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

I. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Consolidated Statements of Common Shareholder's Equity. The principal transaction resulting in other comprehensive income relates to a minimum pension liability adjustment. In 2002, all such liabilities were transferred to Vectren. In 2003, the remaining component of accumulated other comprehensive income relating to a cash flow hedge was reclassified to a regulatory liability in accordance with regulatory orders. The effects of hedging arrangements are further discussed in Note 11.

J. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

K. Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $38.3 million in 2004, $37.1 million in 2003, and $32.4 million in 2002. Excise and utility receipts taxes paid are recorded as a component of Taxes other than income taxes.

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

3. Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $44.5 million, $43.4 million, and $41.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the years ended December 31, 2004, 2003, and 2002, totaled $79.0 million, $77.0 million, and $62.1 million, respectively.

Retirement Plans and Other Postretirement Benefits
Vectren has multiple defined benefit pension plans and postretirement plans that require accounting as described in SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the SFAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. This allocation methodology is consistent with "multiemployer" benefit accounting as described in SFAS 87 and 106.

For the years ended December 31, 2004, 2003, and 2002, periodic pension costs totaling $4.8 million, $5.0 million, and $5.5 million, respectively, was directly charged by Vectren to the Company. For the years ended December 31, 2004, 2003, and 2002, other periodic postretirement benefit costs totaling $0.9 million, $0.9 million, and $1.0 million, respectively, was directly charged by Vectren to the Company. As of December 31, 2004 and 2003, $49.8 million and $52.7 million, respectively, is included in Deferred credits & other liabilities and represents expense directly charged to the Company that is yet to be funded to Vectren, and $2.4 million and $2.2 million, respectively, is included in Other assets for amounts funded in advance to Vectren.

Cash Management Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Share-Based Incentive Plans
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of SFAS 123R for the Company is July 1, 2005. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans.
The adoption of this standard is not expected to have any material effect on the Company's operating results or financial condition.

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, VUHI's current and deferred tax expense is computed on a separate company basis. A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                 Year Ended December 31,
------------------------------------------------------------------------------
                                          2004           2003           2002
------------------------------------------------------------------------------
Statutory rate                            35.0 %         35.0 %         35.0 %
State and local taxes-net of federal
   benefit                                 5.2            5.4            1.3
Amortization of investment tax credit     (1.6)          (1.6)          (1.7)
All other - net                            0.4           (1.2)          (2.3)
------------------------------------------------------------------------------
       Effective tax rate                 39.0 %         37.6 %         32.3 %
==============================================================================

The components of income tax expense and utilization of investment tax credits follow:

                                             Year Ended December 31,
-----------------------------------------------------------------------------
(In millions)                       2004              2003             2002
-----------------------------------------------------------------------------
Current:
    Federal                        $  3.7            $ 15.0           $ 62.5
    State                             6.4              12.5              7.7
-----------------------------------------------------------------------------
Total current taxes                  10.1              27.5             70.2
-----------------------------------------------------------------------------
Deferred:
    Federal                          40.6              27.4            (16.2)
    State                             4.6              (1.1)            (4.9)
-----------------------------------------------------------------------------
Total deferred taxes                 45.2              26.3            (21.1)
-----------------------------------------------------------------------------
Amortization of investment
  tax credits                        (2.2)             (2.2)            (2.3)
-----------------------------------------------------------------------------
    Total income tax expense       $ 53.1            $ 51.6           $ 46.8
=============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability follow:

                                                          At December 31,
-----------------------------------------------------------------------------
(In millions)                                          2004            2003
-----------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing
     differences                                     $ 253.4         $ 208.7
  Regulatory assets recoverable through
     future rates                                       19.2            26.9
  Regulatory liabilities to be settled
     through future rates                               (7.7)           (8.8)
  Employee benefit obligations                         (21.5)          (22.7)
  Other - net                                           (2.6)           (2.6)
-----------------------------------------------------------------------------
      Net noncurrent deferred tax liability            240.8           201.5
-----------------------------------------------------------------------------
Current deferred tax liabilities:
  Deferred fuel costs - net                              4.5             6.9
-----------------------------------------------------------------------------
      Net current deferred tax liability                 4.5             6.9
-----------------------------------------------------------------------------
      Net deferred tax liability                     $ 245.3         $ 208.4
=============================================================================

At December 31, 2004 and 2003, investment tax credits totaling $14.2 million and $16.4 million, respectively, are included in Deferred credits and other liabilities. These investment tax credits are amortized over the lives of the related investments.

4. Transactions with Vectren Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to the Company's utilities, Citizens Gas, and others. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2004, 2003, and 2002, totaled $789.8 million, $770.7 million, and $542.5 million, respectively. Amounts owed to ProLiance at December 31, 2004 and 2003, for those purchases were $97.7 million and $79.9 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. The utilities may decide to conduct a "request for proposal" (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance has the opportunity, if it so elects, to participate in the RFP process for service to the utilities after March 31, 2007.

Other Affiliate Transactions
Vectren has ownership interests in other affiliated companies accounted for using the equity method of accounting that perform underground construction and repair, facilities locating, and meter reading services to the Company. For the years ended December 31, 2004, 2003, and 2002, fees for these services and construction-related expenditures paid by the Company to Vectren affiliates totaled $31.2 million, $37.2 million, and $38.3 million, respectively. Amounts charged by these affiliates are market based. Amounts owed to unconsolidated affiliates other than ProLiance totaled $1.1 million and $0.4 million at December 31, 2004, and 2003, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.

5. Borrowing Arrangements

Short-Term Borrowings
At December, 31, 2004, the Company has $355 million of short-term borrowing capacity, of which approximately $47 million is available. VUHI's short-term credit facility was renewed on June 24, 2004 at $350 million, a slight increase from the previous year's renewal level of $346 million. Instead of the traditional 364-day facility, the facility was renewed for a 5-year period ending June 2009. See the table below for interest rates and outstanding balances.

                                                    Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                                    2004        2003        2002
-------------------------------------------------------------------------------
Weighted average commercial paper and bank
   loans outstanding during the year           $ 133.2     $ 219.5     $ 155.7
Weighted average interest rates during the
   year
      Commercial paper                            1.78%       1.36%       2.61%
      Bank loans                                  2.19%       1.86%       2.02%
                                                  At December 31,
-------------------------------------------------------------------
(In millions)                                    2004        2003
-------------------------------------------------------------------
Commercial paper                               $ 308.0     $ 184.4
Bank loans                                         0.3         0.8
-------------------------------------------------------------------
      Total short-term borrowings              $ 308.3     $ 185.2
===================================================================

Prior to the asset transfer discussed in Note 2, the operations integrated with VUHI relied on the borrowing arrangements of Vectren Capital Corp, a wholly owned subsidiary of Vectren, for its working capital needs. Interest expense incurred on these borrowing arrangements for the year ended December 31, 2002, totaled $3.0 million.

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary follow:

                                                              At December 31,
-------------------------------------------------------------------------------
(In millions)                                                 2004       2003
-------------------------------------------------------------------------------
VUHI
   Fixed Rate Senior Unsecured Notes
      2011, 6.625%                                          $ 250.0    $ 250.0
      2013, 5.25%                                             100.0      100.0
      2018, 5.75%                                             100.0      100.0
      2031, 7.25%                                             100.0      100.0
-------------------------------------------------------------------------------
      Total VUHI                                              550.0      550.0
-------------------------------------------------------------------------------
SIGECO
   First Mortgage Bonds
      2016, 1986 Series, 8.875%                                13.0       13.0
      2023, Series B, adjustable rate presently 2.08%,
       tax exempt, auction rate mode, weighted average
       for 2004:  4.44%                                        22.6       22.8
      2029, 1999 Senior Notes, 6.72%                           80.0       80.0
      2015, 1985 Pollution Control Series A, adjustable
       rate presently 2.03%, tax exempt, auction rate
       mode, weighted average for 2004: 3.09%                   9.8       10.0
      2025, 1998 Pollution Control Series A, adjustable
       rate presently 4.75%, tax exempt, next rate
       adjustment: 2006                                        31.5       31.5
      2024, 2000 Environmental Improvement Series A,
       4.65%, tax exempt                                       22.5       22.5
-------------------------------------------------------------------------------
      Total first mortgage bonds                              179.4      179.8
-------------------------------------------------------------------------------
   Senior Unsecured Bonds to Third Parties:
      2020, 1998 Pollution Control Series B, 4.50%,
       tax exempt                                               4.6        4.6
      2030, 1998 Pollution Control Series B, 5.00%,
       tax exempt                                              22.0       22.0
      2030, 1998 Pollution Control Series C, adjustable
       rate presently 5.00%, tax exempt, next rate
       adjustment: 2006                                        22.2       22.2
-------------------------------------------------------------------------------
      Total senior unsecured bonds                             48.8       48.8
-------------------------------------------------------------------------------
      Total SIGECO                                            228.2      228.6
-------------------------------------------------------------------------------
Indiana Gas
   Senior Unsecured Notes
      2004, Series F, 6.36%                                       -       15.0
      2007, Series E, 6.54%                                     6.5        6.5
      2013, Series E, 6.69%                                     5.0        5.0
      2015, Series E, 7.15%                                     5.0        5.0
      2015, Insured Quarterly, 7.15%                              -       20.0
      2015, Series E, 6.69%                                     5.0        5.0
      2015, Series E, 6.69%                                    10.0       10.0
      2025, Series E, 6.53%                                    10.0       10.0
      2027, Series E, 6.42%                                     5.0        5.0
      2027, Series E, 6.68%                                     1.0        3.5
      2027, Series F, 6.34%                                    20.0       20.0
      2028, Series F, 6.36%                                    10.0       10.0
      2028, Series F, 6.55%                                    20.0       20.0
      2029, Series G, 7.08%                                    30.0       30.0
      2030, Insured Quarterly, 7.45%                           49.9       49.9
-------------------------------------------------------------------------------
      Total Indiana Gas                                       177.4      214.9
-------------------------------------------------------------------------------

                                                              At December 31,
-------------------------------------------------------------------------------
(In millions)                                                 2004       2003
-------------------------------------------------------------------------------
Total long-term debt outstanding                              955.6      993.5
   Current maturities of long-term debt                           -      (15.0)
   Debt subject to tender                                     (10.0)     (13.5)
   Unamortized debt premium & discount - net                   (4.6)      (4.9)
   Other                                                        0.3        0.4
-------------------------------------------------------------------------------
      Total long-term debt-net                              $ 941.3    $ 960.5
===============================================================================

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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. During 2004, 2003, and 2002, debt totaling $2.5 million, $0.1 million, and $5.2 million, respectively, was put to the Company. Debt which may be put to the Company during the years following 2004 (in millions) is $10.0 in 2005, zero in 2006, $20.0 in 2007, zero in 2008, $80.0 in 2009, and $40.0 thereafter. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

SIGECO and Indiana Gas Debt Call
During 2004, the Company called $20.0 million of insured quarterly senior unsecured notes outstanding at Indiana Gas. The notes, originally due in 2015, were called at par.

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

Other Financing Transactions
During 2004, the Company remarketed two first mortgage bonds outstanding at SIGECO. The remarketing effort converted $32.8 million of outstanding fixed rate debt into variable rate debt where interest rates reset weekly. One bond, due in 2023, had a principal amount of $22.8 million and an interest rate of 6%. The other bond, due in 2015, had a principal amount of $10.0 million and an interest rate of 4.3%. These remarketing efforts resulted in the extinguishment of debt and the reissuance of new debt at generally the same par value. These bonds are classified in Long-term debt.

During 2003, the Company remarketed $26.6 million of adjustable rate senior unsecured bonds and $22.5 million of adjustable rate first mortgage bonds. Of the remarketed unsecured bonds, $4.6 million were placed through 2020 at a 4.5% fixed interest rate, $22.0 million were placed through 2030 at a 5.0% fixed interest rate, and the $22.5 million first mortgage bonds were placed through 2024 at a 4.65% fixed interest rate. These bonds are classified in Long-term debt.

Other Company debt totaling $15.0 million in 2004, $18.5 million in 2003, and $6.5 million in 2002 was retired as scheduled.

Future Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is one percent of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2005 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2005 is excluded from Current liabilities in the Consolidated Balance Sheets. At December 31, 2004, $563.9 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture. SIGECO's gross utility plant balance subject to the Mortgage Indenture approximated $1.8 billion at December 31, 2004.

Consolidated maturities and sinking fund requirements on long-term debt during the five years following 2004 (in millions) are zero in 2005 and in 2006, $6.5 in 2007, and zero in 2008 and in 2009.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2004, the Company was in compliance with all financial covenants.

6. Cumulative Preferred Stock of Subsidiary

Currently outstanding redeemable preferred stock has a dividend rate of 8.50% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This series may be redeemed at $100 per share, plus accrued dividends on any of its dividend payment dates, and is also callable at the Company's option at a rate of 1,160 shares per year. As of December 31, 2004, and 2003, there were 1,177 shares and 2,277 shares outstanding, respectively.

7. Additional Capital Contributions

During the years ended December 31, 2004 and 2003, the Company received $3.1 million and $204.1 million, respectively, in equity contributions from Vectren. The 2004 contribution and $5.9 million of the 2003 contribution was funded by new share issues from Vectren's dividend reinvestment plan. Vectren funded $163.2 million of the 2003 contribution with proceeds from an offering of its common stock and the remaining $35.0 million was funded by Vectren's nonregulated operations.

8. Commitments & Contingencies

Commitments
Firm purchase commitments for commodities total $99.1 million in 2005. Firm purchase commitment for utility and non-utility plant total $20.5 million.

Securities & Exchange Commission Inquiry into PUCHA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that the Company's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren and VUHI for an order of exemption under Section 3(a)(1) of PUHCA. Vectren and VUHI also claim the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

9. Environmental Matters

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana's State Implementation Plan
(SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and
2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through December 31, 2004, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8% return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
During 2003, the U.S. District Court for the Southern District of Indiana entered a consent decree among SIGECO, the Department of Justice (DOJ), and the USEPA that resolved a lawsuit originally brought by the USEPA against SIGECO. The lawsuit alleged violations of the Clean Air Act by SIGECO at its Culley Generating Station for (1) making modifications to generating station without obtaining required permits, (2) making major modifications to the generating station without installing the best available emission control technology, and
(3) failing to notify the USEPA of the modifications.

Under the terms of the agreement, the DOJ and USEPA agreed to drop all challenges of past maintenance and repair activities at the Culley Generating Station. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO committed to
o either repower Culley Unit 1 (50 MW) with natural gas and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company notified the USEPA of its intention to shut down Culley Unit 1 effective December 31, 2006. The Company does not believe that implementation of the settlement will have a material effect to its results from operations or financial condition. The $600,000 civil penalty was accrued during 2003 and is reflected in Other-net.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Clean Air Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

10. Rate & Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional 2004 revenues of $2.5 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional 2004 revenues of $2.2 million.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery.

VEDO Pending Base Rate Increase Settlement
On February 4, 2005, the Company filed with the PUCO a settlement agreement that had been entered into with several parties, including the PUCO staff, in its base rate case. The Ohio Office of the Consumer Counselor (OCC) is opposing the settlement. Earlier in 2004 VEDO had filed with the PUCO a request to adjust its base rates and charges for its gas distribution business serving more than 315,000 customers located in west central Ohio. The settlement provides for a $15.7 million increase in VEDO's base distribution rates to cover the ongoing costs of operating, maintaining, and expanding the approximately 5,200-mile distribution system. The settlement increase includes $1.1 million of funding for weatherization and conservation programs for low income customers. Evidentiary hearings were completed in the case on February 9, 2005. Review and approval by the PUCO is necessary before the settlement is effective. The proposed new rate design includes a larger service charge, which will address, to some extent, earnings volatility related to weather. The settlement also permits VEDO the annual recovery of on-going costs associated with the Pipeline Safety Improvement Act of 2002. Based upon the PUCO's actions in other proceedings, the Company would expect an order near the end of the first quarter of 2005.

Ohio Uncollectible Accounts Expense Tracker
On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible account expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and reversed and deferred that amount for future recovery. In 2004, the Company recorded revenues of $3.3 million which is equal to the level of uncollectible accounts expense recognized for Ohio residential customers.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

11. Derivatives & Other Financial Instruments

Accounting Policy for Derivatives
The Company executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk. The Company accounts for its derivative contracts in accordance with SFAS 133, "Accounting for Derivatives" and its related amendments and interpretations. In most cases, SFAS 133 requires a derivative to be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting. Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled. The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71. When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness. When the hedging relationship is highly effective, derivatives are designated as hedges. The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges or as an adjustment to the underlying's basis for fair value hedges. The ineffective portion of hedging arrangements is marked-to-market through earnings. The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability. Market value for derivative contracts is determined using quoted market prices from independent sources. Following is a more detailed discussion of the Company's use of mark-to-market accounting in three primary areas: asset optimization, natural gas procurement, and interest rate management.

Asset Optimization
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of the margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk. Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets. Asset optimization contracts are recorded at market value.

Asset optimization contracts recorded at market value at December 31, 2004, totaled $2.5 million of Prepayments & other current assets and $3.1 million of Accrued liabilities, compared to $2.4 million of Prepayments & other current assets and $2.8 million of Accrued liabilities at December 31, 2003.

The proceeds received and paid upon settlement of both purchase and sale contracts along with changes in market value of open contracts are recorded in Electric utility revenues. The change in market value is a function of the normal decline in market value as earnings are realized and the fluctuation in market value resulting from price volatility. Net revenues from asset optimization activities totaled $23.8 million in 2004, $26.5 million in 2003, and $23.3 million in 2002.

Natural Gas Procurement Activity
The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. Although Vectren's regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price- sensitive reduction in volumes sold. The Company mitigates these risks by executing derivative contracts that manage the price of forecasted natural gas purchases. These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates. When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings. At December 31, 2004 and 2003, the market values of these contracts were not significant.

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

At December 31, 2004, approximately $5.5 million remains in Regulatory liabilities related to future interest payments. Of the existing regulatory liability, $0.6 million will be reclassified to earnings in 2005, $0.6 million was reclassified to earnings in 2004, and $0.3 million was reclassified to earnings during 2003.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:
                                           At December 31,
-----------------------------------------------------------------------
                                     2004                  2003
                              -------------------  --------------------
 In millions                  Carrying  Est. Fair  Carrying   Est. Fair
                               Amount     Value     Amount      Value
----------------------------  -----------------------------------------
    Long-term debt            $ 955.6   $ 1,108.9  $ 993.5    $ 1,056.8
    Short-term borrowings       308.3       308.3    185.2        185.2

Certain methods and assumptions must be used to estimate the fair value of financial instruments. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics. Because of the maturity dates and variable interest rates of short-term borrowings, its carrying amount approximates its fair value.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period. Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

12. Additional Operational & Balance Sheet Information

Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:
                                          At December 31,
-------------------------------------------------------------
(In millions)                          2004            2003
-------------------------------------------------------------
Prepaid gas delivery service          $116.9          $ 97.6
Prepaid taxes                           12.3            26.8
Other prepayments & current assets       9.0             6.9
-------------------------------------------------------------
       Total prepayments & other
         current assets               $138.2          $131.3
=============================================================

Accrued liabilities in the Consolidated Balance Sheets consist of the following:

                                          At December 31,
-------------------------------------------------------------
(In millions)                          2004            2003
-------------------------------------------------------------
Refunds to customers & customer
   deposits                           $ 31.0          $ 24.5
Accrued taxes                           27.6            29.4
Accrued interest                        15.1            15.7
Refundable gas costs                     6.3               -
Deferred income taxes                    4.5             6.9
Accrued salaries & other                31.8            17.4
-------------------------------------------------------------
       Total accrued liabilities      $116.3          $ 93.9
=============================================================

Other - net in the Consolidated Statements of Income consists of the following:

                                               Year Ended December 31,
-----------------------------------------------------------------------------
(In millions)                           2004            2003            2002
-----------------------------------------------------------------------------
AFUDC & capitalized interest           $ 4.6           $ 5.9           $ 5.3
Interest income                          0.5             0.6             0.8
Gains on sale of investments
  & assets                               0.6               -             1.8
Other income                             0.8             3.3             1.5
Other expense                           (1.3)           (5.0)           (2.3)
-----------------------------------------------------------------------------
       Total other - net               $ 5.2           $ 4.8           $ 7.1
=============================================================================


13. Segment Reporting

The Company's operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. For the Utility Group's other operations, net income is used as the measure of profitability. In total, there are three operating segments as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131).

Information related to the Company's business segments is summarized below:

                                                     Year Ended December 31,
-----------------------------------------------------------------------------------
(In millions)                                    2004          2003         2002
-----------------------------------------------------------------------------------
Revenues
   Gas Utility Services                       $ 1,126.2     $ 1,112.3    $   908.0
   Electric Utility Services                      371.3         335.7        328.6
   Other Operations                                32.9          26.5         22.4
   Eliminations                                   (32.4)        (25.7)       (22.1)
-----------------------------------------------------------------------------------
      Total revenues                          $ 1,498.0     $ 1,448.8    $ 1,236.9
===================================================================================
Profitability Measure
   Regulated Operating Income
   (Operating Income Less Applicable
        Income Taxes)
      Gas Utility Services                    $    70.9     $    74.9    $    80.7
      Electric Utility Services                    65.6          63.8         73.2
-----------------------------------------------------------------------------------
      Total regulated operating income            136.5         138.7        153.9
-----------------------------------------------------------------------------------
   Regulated other income - net                     2.1           5.1          5.1
   Regulated interest expense & preferred
        dividends                                 (62.7)        (62.0)       (63.7)
-----------------------------------------------------------------------------------
      Regulated Net Income                         75.9          81.8         95.3
-----------------------------------------------------------------------------------
      Other Operations Net Income                   7.2           3.8          1.8
-----------------------------------------------------------------------------------
         Net Income                           $    83.1     $    85.6    $    97.1
===================================================================================

                                                      Year Ended December 31,
-----------------------------------------------------------------------------------
(In millions)                                    2004          2003         2002
-----------------------------------------------------------------------------------
Amounts Included in Profitability Measures
   Depreciation & Amortization
      Gas Utility Services                    $    57.0     $    61.1    $    56.8
      Electric Utility Services                    53.3          42.6         40.0
      Other Operations                             17.5          14.2         13.9
-----------------------------------------------------------------------------------
         Total depreciation & amortization    $   127.8     $   117.9    $   110.7
===================================================================================
   Interest Expense
      Regulated Operations                    $    62.7     $    62.0    $    63.7
      Other Operations                              4.7           4.1          5.4
-----------------------------------------------------------------------------------
         Total interest expense               $    67.4     $    66.1    $    69.1
===================================================================================
   Equity in Earnings/(Losses) of
     Unconsolidated Affiliates
      Other Operations                        $     0.2     $    (0.5)   $    (1.8)
===================================================================================
   Income Taxes
      Gas Utility Services                    $    17.5     $    19.5    $    18.2
      Electric Utility Services                    30.8          29.8         27.5
      Other Operations                              4.8           2.3          1.1
-----------------------------------------------------------------------------------
         Total income taxes                   $    53.1     $    51.6    $    46.8
===================================================================================
Capital Expenditures
   Gas Utility Services                       $    89.1     $    95.0    $    63.0
   Electric Utility Services                      150.6         124.1         88.8
   Other Operations                                27.9          15.9         65.5
-----------------------------------------------------------------------------------
      Total capital expenditures              $   267.6     $   235.0    $   217.3
===================================================================================
Investments in Equity Method Investees
   Other Operations                           $       -     $       -    $     0.3
===================================================================================

                                                   At December 31,
----------------------------------------------------------------------
(In millions)                                    2004          2003
----------------------------------------------------------------------
Assets
   Utility Group
      Gas Utility Services                    $ 1,892.8     $ 1,805.0
      Electric Utility Services                 1,090.1         974.6
      Other Operations                            175.0         162.4
      Eliminations                                (10.2)        (16.9)
----------------------------------------------------------------------
         Total assets                         $ 3,147.7     $ 2,925.1
======================================================================

14. Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $350 million in short-term credit facilities, of which $308.0 million is outstanding at December 31, 2004, and VUHI's $550.0 million unsecured senior notes outstanding at December 31, 2004. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Balance Sheet as of December 31, 2004 (in millions):

------------------------------------------------------------------------------------------
              ASSETS                      Subsidiary   Parent
              ------                      Guarantors   Company  Eliminations  Consolidated
                                          ----------   -------  ------------  ------------
Current Assets
   Cash & cash equivalents                $     4.7   $    1.0   $       -      $    5.7
   Accounts receivable - less reserves        147.4        0.1           -         147.5
   Receivables due from other Vectren
      companies                                 1.7      327.0      (324.7)          4.0
   Accrued unbilled revenues                  161.2          -           -         161.2
   Inventories                                 53.0          -           -          53.0
   Recoverable fuel & natural gas costs        17.7          -           -          17.7
   Prepayments & other current assets         136.4        4.2        (2.4)        138.2
-----------------------------------------------------------------------------------------
      Total current assets                    522.1      332.3      (327.1)        527.3
-----------------------------------------------------------------------------------------
Utility Plant
   Original cost                            3,465.2          -           -       3,465.2
   Less: accumulated depreciation &
     amortization                           1,309.0          -           -       1,309.0
-----------------------------------------------------------------------------------------
      Net utility plant                     2,156.2          -           -       2,156.2
-----------------------------------------------------------------------------------------
Investments in consolidated subsidiaries          -      951.5      (951.5)            -
Notes receivable from consolidated
    subsidiaries                                  -      443.1      (443.1)            -
Investments in unconsolidated affiliates        0.2          -           -           0.2
Other investments                              13.5        6.1           -          19.6
Non-utility property - net                      5.3      144.3           -         149.6
Goodwill - net                                205.0          -           -         205.0
Regulatory assets                              76.8        5.7           -          82.5
Other assets                                    3.8        3.5           -           7.3
-----------------------------------------------------------------------------------------
TOTAL ASSETS                              $ 2,982.9   $1,886.5   $(1,721.7)     $3,147.7
=========================================================================================


------------------------------------------------------------------------------------------
  LIABILITIES & SHAREHOLDER'S EQUITY      Subsidiary   Parent
  ----------------------------------      Guarantors   Company  Eliminations  Consolidated
                                          ----------  --------  ------------  ------------
Current Liabilities
   Accounts payable                        $   87.9   $    9.4   $       -      $   97.3
   Accounts payable to affiliated
       companies                               98.6        0.2           -          98.8
   Payables to other Vectren companies         26.0        0.6       (10.8)         15.8
   Accrued liabilities                        107.1       11.6        (2.4)        116.3
   Short-term borrowings                        0.3      308.0           -         308.3
   Short-term borrowings from
      other Vectren companies                 313.8          -      (313.8)            -
   Current maturities of long-term debt           -          -           -             -
   Long-term debt subject to tender            10.0          -           -          10.0
------------------------------------------------------------------------------------------
      Total current liabilities               643.7      329.8      (327.0)        646.5
------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
       maturities & debt subject to tender    393.4      547.9           -         941.3
   Long-term debt due to VUHI                 443.1          -      (443.1)            -
------------------------------------------------------------------------------------------
      Total long-term debt - net              836.5      547.9      (443.1)        941.3
------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                      226.8       14.0           -         240.8
   Regulatory liabilities                     246.2        5.5           -         251.7
   Deferred credits & other liabilities        78.0        3.9           -          81.9
------------------------------------------------------------------------------------------
      Total deferred credits & other
         liabilities                          551.0       23.4           -         574.4
------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock
    of a Subsidiary                             0.1          -           -           0.1
Common Shareholder's Equity
   Common stock (no par value)                611.3      592.9      (611.3)        592.9
   Retained earnings                          340.3      392.5      (340.3)        392.5
------------------------------------------------------------------------------------------
      Total common shareholder's equity       951.6      985.4      (951.6)        985.4
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $2,982.9   $1,886.5   $(1,721.7)     $3,147.7
==========================================================================================

Consolidating Balance Sheet as of December 31, 2003 (in millions):

------------------------------------------------------------------------------------------
               ASSETS                     Subsidiary   Parent
               ------                     Guarantors   Company  Eliminations  Consolidated
                                          ----------  --------  ------------  ------------
Current Assets
   Cash & cash equivalents                 $    7.4   $    0.7   $       -      $    8.1
   Accounts receivable - less reserves        113.6        0.4           -         114.0
   Receivables due from other Vectren
    companies                                   0.2      190.8      (189.3)          1.7
   Accrued unbilled revenues                  128.7          -           -         128.7
   Inventories                                 55.1          -           -          55.1
   Recoverable fuel & natural gas costs        20.3          -           -          20.3
   Prepayments & other current assets         138.2        0.9        (7.8)        131.3
------------------------------------------------------------------------------------------
      Total current assets                    463.5      192.8      (197.1)        459.2
------------------------------------------------------------------------------------------
Utility Plant
   Original cost                            3,250.7          -           -       3,250.7
   Less: accumulated depreciation &
     amortization                           1,247.0          -           -       1,247.0
------------------------------------------------------------------------------------------
      Net utility plant                     2,003.7          -           -       2,003.7
------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries          -      956.2      (956.2)            -
Notes receivable from consolidated
    subsidiaries                                  -      443.1      (443.1)            -
Investments in unconsolidated affiliates        0.2        1.6           -           1.8
Other investments                              14.3        6.3           -          20.6
Non-utility property - net                      5.6      135.7           -         141.3
Goodwill - net                                205.0          -           -         205.0
Regulatory assets                              83.4        6.2           -          89.6
Other assets                                    3.9          -           -           3.9
------------------------------------------------------------------------------------------
TOTAL ASSETS                               $2,779.6   $1,741.9   $(1,596.4)     $2,925.1
==========================================================================================

------------------------------------------------------------------------------------------
   LIABILITIES & SHAREHOLDER'S EQUITY     Subsidiary   Parent
   ----------------------------------     Guarantors   Company  Eliminations  Consolidated
                                          ----------  --------  ------------  ------------
Current Liabilities
   Accounts payable                        $   57.5   $    5.5   $       -      $   63.0
   Accounts payable to affiliated
     companies                                 80.2        0.1           -          80.3
   Payables to other Vectren companies         22.3          -        (9.0)         13.3
   Accrued liabilities                         95.7        8.8       (10.6)         93.9
   Short-term borrowings                        0.8      184.4           -         185.2
   Short-term borrowings from
       other Vectren companies                177.6          -      (177.6)            -
   Current maturities of long-term debt        15.0          -           -          15.0
   Long-term debt subject to tender            13.5          -           -          13.5
------------------------------------------------------------------------------------------
      Total current liabilities               462.6      198.8      (197.2)        464.2
------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
     maturities & debt subject to tender      412.9      547.6           -         960.5
   Long-term debt due to VUHI                 443.0          -      (443.0)            -
------------------------------------------------------------------------------------------
      Total long-term debt - net              855.9      547.6      (443.0)        960.5
------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                      194.8        6.7           -         201.5
   Regulatory liabilities                     228.8        6.2           -         235.0
   Deferred credits & other liabilities        81.1        2.8           -          83.9
------------------------------------------------------------------------------------------
      Total deferred credits & other
         liabilities                          504.7       15.7           -         520.4
------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
    a Subsidiary                                0.2          -           -           0.2
Common Shareholder's Equity
   Common stock (no par value)                611.3      589.8      (611.3)        589.8
   Retained earnings                          344.9      390.0      (344.9)        390.0
------------------------------------------------------------------------------------------
      Total common shareholder's equity       956.2      979.8      (956.2)        979.8
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $2,779.6   $1,741.9   $(1,596.4)     $2,925.1
==========================================================================================

Consolidating Statement of Income for the year ended December 31, 2004 (in millions):

-----------------------------------------------------------------------------------
                                    Subsidiary  Parent
                                    Guarantors  Company  Eliminations  Consolidated
---------------------------------   ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                      $ 1,126.2   $    -      $    -       $ 1,126.2
   Electric utility                     371.3        -           -           371.3
   Other                                    -     32.9       (32.4)            0.5
-----------------------------------------------------------------------------------
      Total operating revenues        1,497.5     32.9       (32.4)        1,498.0
-----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                     778.5        -           -           778.5
   Fuel for electric generation          96.1        -           -            96.1
   Purchased electric energy             20.7        -           -            20.7
   Other operating                      249.8      1.1       (32.4)          218.5
   Depreciation & amortization          110.1     17.5         0.2           127.8
   Taxes other than income taxes         57.5      0.6         0.1            58.2
-----------------------------------------------------------------------------------
      Total operating expenses        1,312.7     19.2       (32.1)        1,299.8
-----------------------------------------------------------------------------------
OPERATING INCOME                        184.8     13.7        (0.3)          198.2
OTHER INCOME (EXPENSE)
   Equity in earnings of
     consolidated companies                 -     75.9       (75.9)              -
   Equity in losses of
     unconsolidated affiliates              -      0.2           -             0.2
   Other - net                            2.4     35.4       (32.6)            5.2
-----------------------------------------------------------------------------------
      Total other income (expense)        2.4    111.5      (108.5)            5.4
-----------------------------------------------------------------------------------
Interest expense                         62.9     37.5       (33.0)           67.4
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              124.3     87.7       (75.8)          136.2
-----------------------------------------------------------------------------------
Income taxes                             48.4      4.6         0.1            53.1
-----------------------------------------------------------------------------------
NET INCOME                          $    75.9   $ 83.1      $(75.9)      $    83.1
===================================================================================

Consolidating Statement of Income for the year ended December 31, 2003 (in millions):

-----------------------------------------------------------------------------------
                                    Subsidiary  Parent
                                    Guarantors  Company  Eliminations  Consolidated
---------------------------------   ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                      $ 1,112.3   $    -      $     -      $ 1,112.3
   Electric utility                     335.7        -            -          335.7
   Other                                    -     26.5        (25.7)           0.8
-----------------------------------------------------------------------------------
      Total operating revenues        1,448.0     26.5        (25.7)       1,448.8
-----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                     762.5        -            -          762.5
   Fuel for electric generation          86.5        -            -           86.5
   Purchased electric energy             16.2        -            -           16.2
   Other operating                      235.2      0.6        (25.7)         210.1
   Depreciation & amortization          103.7     14.2            -          117.9
   Taxes other than income taxes         55.9      0.7            -           56.6
-----------------------------------------------------------------------------------
      Total operating expenses        1,260.0     15.5        (25.7)       1,249.8
-----------------------------------------------------------------------------------
OPERATING INCOME                        188.0     11.0            -          199.0
OTHER INCOME (EXPENSE)
   Equity in earnings of
     consolidated companies                 -     81.8        (81.8)             -
   Equity in losses of
     unconsolidated affiliates              -     (0.5)           -           (0.5)
   Other - net                            5.0     28.0        (28.2)           4.8
-----------------------------------------------------------------------------------
      Total other income (expense)        5.0    109.3       (110.0)           4.3
-----------------------------------------------------------------------------------
Interest expense                         62.0     32.3        (28.2)          66.1
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              131.0     88.0        (81.8)         137.2
-----------------------------------------------------------------------------------
Income taxes                             49.2      2.4            -           51.6
-----------------------------------------------------------------------------------
NET INCOME                          $    81.8   $ 85.6      $ (81.8)     $    85.6
===================================================================================

Consolidating Statement of Income for the year ended December 31, 2002 (in millions):

-----------------------------------------------------------------------------------
                                    Subsidiary  Parent
                                    Guarantors  Company  Eliminations  Consolidated
---------------------------------   ----------  -------  ------------  ------------
OPERATING REVENUES
   Gas utility                      $   908.0   $    -      $    -       $   908.0
   Electric utility                     328.6        -           -           328.6
   Other                                    -     22.3       (22.0)            0.3
-----------------------------------------------------------------------------------
      Total operating revenues        1,236.6     22.3       (22.0)        1,236.9
-----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                     570.8        -           -           570.8
   Fuel for electric generation          81.6        -           -            81.6
   Purchased electric energy             16.8        -           -            16.8
   Other operating                      220.2      0.4       (22.0)          198.6
   Depreciation & amortization           96.8     13.9           -           110.7
   Taxes other than income taxes         50.8     (0.1)          -            50.7
-----------------------------------------------------------------------------------
      Total operating expenses        1,037.0     14.2       (22.0)        1,029.2
-----------------------------------------------------------------------------------
OPERATING INCOME                        199.6      8.1           -           207.7
OTHER INCOME (EXPENSE)
   Equity in earnings of
     consolidated companies                 -     95.3       (95.3)              -
   Equity in losses of
     unconsolidated affiliates              -     (1.8)          -            (1.8)
   Other - net                            5.0     27.6       (25.5)            7.1
-----------------------------------------------------------------------------------
      Total other income (expense)        5.0    121.1      (120.8)            5.3
-----------------------------------------------------------------------------------
Interest expense                         63.6     31.0       (25.5)           69.1
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              141.0     98.2       (95.3)          143.9
-----------------------------------------------------------------------------------
Income taxes                             45.7     1.1            -            46.8
-----------------------------------------------------------------------------------
                                       $ 95.3   $ 97.1      $(95.3)      $    97.1
===================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2004 (in millions):


----------------------------------------------------------------------------------------
                                         Subsidiary  Parent
                                         Guarantors  Company  Eliminations  Consolidated
---------------------------------------- ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES   $ 219.0   $  35.3    $     -        $ 254.3
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
    Additional capital contribution              -       3.1          -            3.1
    Long-term debt - net of issuance
      costs & hedging proceeds                32.4         -          -           32.4
  Requirements for:
    Retirement of long-term debt,
      including premiums paid                (70.5)        -          -          (70.5)
    Dividends to parent                      (80.6)    (80.6)      80.6          (80.6)
    Redemption of preferred stock
      of subsidiary                           (0.1)        -          -           (0.1)
  Net change in short-term
      borrowings, including from
      other Vectren companies                135.7     123.6     (136.2)         123.1
  Other activity                                 -         -          -              -
----------------------------------------------------------------------------------------
    Net cash flows from financing
      activities                              16.9      46.1      (55.6)           7.4
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Consolidated subsidiary
      distributions                              -      80.6      (80.6)             -
    Other investing activities                 1.1       2.4          -            3.5
  Requirements for:
    Capital expenditures, excluding
      AFUDC equity                          (239.7)    (27.9)         -         (267.6)
    Consolidated subsidiary
      investments                                -         -          -              -
    Unconsolidated affiliate & other
      investments                                -         -          -              -
  Net change in notes receivable
      from other Vectren companies               -    (136.2)     136.2              -
----------------------------------------------------------------------------------------
    Net cash flows from investing
      activities                            (238.6)    (81.1)      55.6         (264.1)
----------------------------------------------------------------------------------------
Net (decrease) increase in cash &
      cash equivalents                        (2.7)      0.3          -           (2.4)
Cash & cash equivalents at beginning
      of period                                7.4       0.7          -            8.1
----------------------------------------------------------------------------------------
Cash & cash equivalents at end of
      period                               $   4.7   $   1.0    $     -        $   5.7
========================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2003 (in millions):


----------------------------------------------------------------------------------------
                                         Subsidiary  Parent
                                         Guarantors  Company  Eliminations  Consolidated
---------------------------------------- ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES   $ 129.4   $  39.8    $     -        $ 169.2
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
    Additional capital contribution          150.0     204.1     (150.0)         204.1
    Long-term debt - net of issuance
      costs & hedging proceeds                99.0     202.9      (99.0)         202.9
  Requirements for:
    Retirement of long-term debt,
      including premiums paid               (121.9)        -          -         (121.9)
    Dividends to parent                      (77.9)    (78.0)      77.9          (78.0)
    Redemption of preferred stock of
      subsidiary                              (0.1)        -          -           (0.1)
  Net change in short-term borrowings,
      including from other Vectren
      companies                               30.9    (150.1)     (21.6)        (140.8)
  Other activity                              (1.7)        -          -           (1.7)
----------------------------------------------------------------------------------------
    Net cash flows from financing
      activities                              78.3     178.9     (192.7)          64.5
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Consolidated subsidiary distributions        -      77.9      (77.9)             -
  Requirements for:
    Capital expenditures, excluding AFUDC
      equity                                (219.0)    (16.0)         -         (235.0)
    Consolidated subsidiary investments          -    (150.0)     150.0              -
    Unconsolidated affiliate & other
      investments                                -      (1.1)         -           (1.1)
  Net change in notes receivable from
      other Vectren companies                  8.5    (129.1)     120.6              -
----------------------------------------------------------------------------------------
    Net cash flows from investing
      activities                            (210.5)   (218.3)     192.7         (236.1)
----------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash
      equivalents                             (2.8)      0.4          -           (2.4)
Cash & cash equivalents at beginning of
      period                                  10.2       0.3          -           10.5
----------------------------------------------------------------------------------------
Cash & cash equivalents at end of period   $   7.4   $   0.7    $     -        $   8.1
========================================================================================

Consolidating Statement of Cash Flows for the year ended December 31, 2002 (in millions):


----------------------------------------------------------------------------------------
                                         Subsidiary  Parent
                                         Guarantors  Company  Eliminations  Consolidated
---------------------------------------- ----------  -------  ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES   $ 269.4   $   8.2    $     -        $ 277.6
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from:
    Additional capital contribution           25.0         -      (25.0)             -
    Long-term debt - net of issuance
      costs & hedging proceeds                37.1         -      (37.1)             -
  Requirements for:
    Retirement of long-term debt,
      including premiums paid                 (6.5)        -          -           (6.5)
    Dividends to parent                      (74.7)    (69.7)      74.7          (69.7)
    Redemption of preferred stock of
      subsidiary                              (0.2)        -          -           (0.2)
  Net change in short-term borrowings,
      including from other Vectren
      companies                              (88.4)     32.2       79.0           22.8
----------------------------------------------------------------------------------------
    Net cash flows from financing
      activities                            (107.7)    (37.5)      91.6          (53.6)
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Consolidated subsidiary distributions        -      74.7      (74.7)             -
    Other investing                            1.5       8.9          -           10.4
  Requirements for:
    Capital expenditures, excluding AFUDC
      equity                                (147.6)    (69.7)         -         (217.3)
    Consolidated subsidiary investments          -     (25.0)      25.0              -
    Unconsolidated affiliate & other
      investments                             (3.9)     (7.9)         -          (11.8)
  Net change in notes receivable from
      other Vectren companies                 (8.5)     50.4      (41.9)             -
----------------------------------------------------------------------------------------
    Net cash flows from investing
      activities                            (158.5)     31.4      (91.6)        (218.7)
----------------------------------------------------------------------------------------
Net increase in cash & cash equivalents        3.2       2.1          -            5.3
Cash & cash equivalents at beginning
     of period                                 7.0      (1.8)         -            5.2
----------------------------------------------------------------------------------------
Cash & cash equivalents at end of period   $  10.2   $   0.3   $      -         $ 10.5
========================================================================================

15. Impact of Recently Issued Accounting Guidance

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

16. Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations. Summarized quarterly financial data for 2004 and 2003 follows:


-------------------------------------------------------------------------------
(In millions, except per share amounts)     Q1        Q2        Q3        Q4
-------------------------------------------------------------------------------

2004
   Results of Operations:
   Operating revenues                    $ 594.2   $ 243.4   $ 214.7   $ 445.7
   Operating income                         89.3      19.9      21.7      67.3
   Net income                               44.7       2.8       4.5      31.1

2003
   Results of Operations:
   Operating revenues                    $ 592.9   $ 239.9   $ 210.7   $ 405.3
   Operating income                         95.7      17.4      19.4      66.5
   Net income                               47.3       1.4       2.4      34.5

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

              Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2004, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2004, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

ITEM 9B.  OTHER INFORMATION

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

Vectren's Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees, and its Code of Ethics covering the Company's directors, officers and employees are available on the Company's website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708. The Company intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of the Company's directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on the Company's website at the internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tabulation shows the audit and non-audit fees incurred and payable to Deloitte & Touche, LLP (Deloitte) for the years ending December 31, 2004, and December 31, 2003. The fees presented below represents total Vectren fees, not just the portion allocated to VUHI.

---------------------------------------------------------------------
                                          2004               2003(6)
---------------------------------------------------------------------
Audit Fees(1)                         $ 1,424,910          $ 736,928
Audit-Related Fees(2)                      13,650            150,049
Tax Fees(3)                               103,663             91,830
All Other Fees(4)                               -                  -
---------------------------------------------------------------------
Total Fees Paid to Deloitte(5)        $ 1,542,223          $ 978,807
=====================================================================

(1) Aggregate fees incurred and payable to Deloitte for professional services rendered for the audits of the Company's 2004 and 2003 fiscal year annual financial statements and the review of financial statements included in Company's Forms 10-Q filed during the Company's 2004 and 2003 fiscal years. This includes fees incurred for audit services related to regulatory filings and certain of the Company's subsidiaries in connection with the audit of the Company's financial statements, and, in 2004, includes fees related to the attestation to the Company's assertion pursuant to Section 404 of the Sarbanes Oxley Act of 2002. In addition, this amount includes the reimbursement of out-of-pocket costs incurred related to the provision of these services totaling $74,185 and $76,478 in 2004 and 2003, respectively.

(2) Audit related fees consisted principally of consultation on various accounting issues and reviews related to various financing transactions in 2004 and 2003. In addition, this amount includes the reimbursement of out-of-pocket costs incurred related to the provision of these services totaling $650 and $2,600 in 2004 and 2003, respectively.

(3) Tax fees consisted of fees paid to Deloitte for the review of tax returns and consultation on other tax matters of the Company. In addition, this amount includes the reimbursement of out-of-pocket costs incurred related to the provision of these services totaling $2,788 and $1,255 in 2004 and 2003, respectively.

(4)   All Other Fees--None.

(5) Pursuant to its charter, the Audit committee is responsible for selecting, approving professional fees and overseeing the independence, qualifications and performance of the independent accounting firm. The Audit committee has adopted a formal policy with respect to the pre-approval of audit and permissible non-audit services provided by the independent accounting firm. Pre-approval is assessed on a case-by-case basis. In assessing requests for services to be provided by the independent accounting firm, the Audit committee considers whether such services are consistent with the auditors' independence, whether the independent accounting firm is likely to provide the most effective and efficient service based upon the firm's familiarity with the Company, and whether the service could enhance the Company's ability to manage or control risk or improve audit quality. The audit-related, tax and other services provided by Deloitte in the last fiscal year and related fees were approved by the Audit committee in accordance with this policy.

(6) Amounts differ from the 2004 Proxy Statement. In 2004 the amounts reported were amounts actually paid to Deloitte in the indicated period. As noted above, this report reflects amounts incurred and payable for services performed related to the indicated period, regardless of when paid, consistent with current proxy disclosure rules.

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

Supplemental Schedules

For the years ended December 31, 2004, 2003, and 2002, the Company's Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein. The report of Deloitte & Touche LLP on the schedule may be found in Item 8. All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.


                                   SCHEDULE II
             Vectren Utility Holdings, Inc. and Subsidiary Companies
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            Column A                     Column B       Column C          Column D    Column E
-----------------------------------------------------------------------------------------------
                                                        Additions
                                                    ------------------
                                        Balance at  Charged   Charged    Deductions  Balance at
                                        Beginning      to     to Other      from       End of
Description                              Of Year    Expenses  Accounts  Reserves, Net   Year
-----------------------------------------------------------------------------------------------
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:

Year 2004 - Accumulated provision for
            uncollectible accounts         $ 3.1     $ 10.7     $  -        $ 11.9      $ 1.9
Year 2003 - Accumulated provision for
            uncollectible accounts         $ 5.5     $ 12.2     $  -        $ 14.6      $ 3.1
Year 2002 - Accumulated provision for
            uncollectible accounts         $ 5.1     $ 11.7     $  -        $ 11.3      $ 5.5

OTHER RESERVES:

Year 2004 - Restructuring costs            $ 3.2     $    -     $  -         $ 0.5      $ 2.7
Year 2003 - Restructuring costs            $ 3.6     $    -     $  -         $ 0.4      $ 3.2
Year 2002 - Restructuring costs            $ 4.3     $    -     $  -         $ 0.7      $ 3.6

Year 2002 - Merger & integrattion costs    $ 0.4     $    -     $  -         $ 0.4      $   -

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. Exhibits for the Company attached to this filing filed electronically with the SEC are listed below. Exhibits for the Company are listed in the Index to Exhibits beginning on page 60.


                         Vectren Utility Holdings, Inc.
                                 2004 Form 10-K
                                Attached Exhibits

The following Exhibits are included in this Annual Report on Form 10-K.

Exhibit
Number    Document
-------   --------
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

The following Exhibits were filed electronically with the SEC with this filing.

Exhibit
Number    Document
-------   --------

10.21 Agreement for the Supply of Coal to F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Sigcorp Fuels, Inc., dated December 17, 1997 and effective January 1, 1998 (portions redacted pursuant to a request for confidental treatment.)

21.1      List of Company's Significant Subsidiaries

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

4. Instruments Defining the Rights of Security Holders, Including Indentures
4.1 Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949,
      January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972,
      October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4,
      1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1, 1984,
      November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986. (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)
      (ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as
      Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as
      Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.) April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.) June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as
      Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as
      Exhibit 4(a).) March 1, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) March 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004. (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.1.) October 1, 2004. (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.2.)
4.2 Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association. Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as
      Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)
4.3 Indenture dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as
      Exhibit 4.2); Second Supplemental Indenture, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1).

10. Material Contracts
10.1 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)
      First Amendment, effective April 16, 1997 (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.).
10.2 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)
10.3 Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)
10.4 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)
10.5 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.) First Amendment, effective December 1, 1998 (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.).
10.6 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.)
      First Amendment, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as
      Exhibit 10-J.) Second Amendment, Plan renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.) Third Amendment, effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)
10.7 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated
      March 16, 2001, File No. 1-15467, as Appendix B.)
10.8 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)
10.9 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)
10.10 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)
10.11 Vectren Corporation Employment Agreement between Vectren Corporation and Carl L. Chapman dated as of March 31, 2000. (Filed and designated in
      Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.4.)
10.12 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)
10.13 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.8.)
10.14 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)
10.15 Vectren Corporation At Risk Compensation Plan specimen Restricted Stock Grant Agreement for officers, effective January 1, 2005. (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as
      Exhibit 99-1.)
10.16 Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005. (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as Exhibit 99-2.)
10.17 Vectren Corporation specimen employment agreement dated February 1, 2005. (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99-1.)
10.18 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.15.)
10.19 Gas Sales and Portfolio Administration Agreement between Southern
      Indiana Gas and Electric Company and ProLiance Energy, LLC, effective September 1, 2002. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.16.)
10.20 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10-24.)
10.21 Agreement for the Supply of Coal to F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Sigcorp Fuels, Inc., dated December 17, 1997 and effective January 1, 1998. Portions of the document have been omitted pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2. (redacted version is filed here with).
10.22 Amendment 1, effective January 1, 2003, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated December 17, 1997. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.19.)
10.23 Coal Supply Agreement for Generating Stations at Yankeetown, Warrick County, Indiana, and West Franklin, Posey County, Indiana between
      Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., dated January 19, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.20.)
10.24 Amendment 1, effective January 1, 2004, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated January 19, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.21.)
10.25 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated October 1, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.22.)
10.26 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated January 1, 2004. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.23.)
10.27 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company,Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

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

                                                 VECTREN UTILITY HOLDINGS, INC.


Dated   February 23, 2005
                                                 /s/ Niel C. Ellerbrook
                                                 --------------------------
                                                 Niel C. Ellerbrook,
                                                 Chairman, Chief Executive
                                                 Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


         Signature                         Title                          Date
                                Chairman, Chief Executive
   /s/ Niel C. Ellerbrook       Officer, & Director                February 23, 2005
----------------------------    (Principal Executive Officer)     -------------------
     Niel C. Ellerbrook


 /s/ Jerome A. Benkert, Jr.     Executive Vice President,          February 23, 2005
----------------------------    Chief Financial Officer, &        -------------------
   Jerome A. Benkert, Jr.       Director (Principal Financial
                                Officer)


    /s/ M. Susan Hardwick       Vice President & Controller        February 23, 2005
----------------------------    (Principal Accounting Officer)    -------------------
      M. Susan Hardwick


   /s/ Ronald E. Christian      Director                           February 23, 2005
----------------------------                                      -------------------
     Ronald E. Christian


     /s/ William S. Doty        Director                           February 23, 2005
----------------------------                                      -------------------
       William S. Doty