Form 10-Q
period 2005-03-31
VECTREN UTILITY HOLDINGS INC
filed 2005-05-03
CIK 1129542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

                               VECTREN UTILITY HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                           35-2104850
---------------------------------                      ----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without Par Value             10              April 30, 2005
 --------------------------------             --              --------------
              Class                    Number of Shares            Date

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Utility Holdings, Inc. and Subsidiary Companies
           Consolidated Condensed Balance Sheets                           1-2
           Consolidated Condensed Statements of Income                      3
           Consolidated Condensed Statements of Cash Flows                  4
        Notes to Unaudited Consolidated Condensed Financial Statements      5
  2     Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                             15
  3     Quantitative and Qualitative Disclosures About Market Risk          24
  4     Controls and Procedures                                             24

                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                                   24
  6     Exhibits and Reports on Form 8-K                                    24
        Signatures                                                          25

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
Evansville, Indiana                          Vice President, Investor Relations
47702-0209                                   sschein@vectren.com

                                   Definitions

AFUDC:  allowance for funds used during  MMBTU:  millions of British thermal
  construction                             units
APB:  Accounting Principles Board        MW:  megawatts

EITF:  Emerging Issues Task Force        MWh / GWh:  megawatt hours / thousands
                                           of megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards    NOx:  nitrogen oxide
  Board
FERC:  Federal Energy Regulatory         OUCC:  Indiana Office of the Utility
  Commission                               Consumer Counselor
IDEM:  Indiana Department of             PUCO:  Public Utilities Commission of
  Environmental Management                 Ohio
IURC:  Indiana Utility Regulatory        SFAS:  Statement of Financial
  Commission                               Accounting Standards
MCF/BCF:  thousands/billions of cubic    USEPA:  United States Environmental
  feet                                     Protection Agency
MDth/MMDth: thousands/millions of        Throughput:  combined gas sales and gas
  dekatherms                               transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                    March 31,       December 31,
--------------------------------------------------------------------------------
                                                      2005               2004
--------------------------------------------------------------------------------
                   ASSETS
                   ------
Current Assets
   Cash & cash equivalents                          $   15.7         $    5.7
   Accounts receivable - less reserves of $2.1 &
      $1.9, respectively                               169.0            147.5
   Receivables due from other Vectren companies          0.2              4.0
   Accrued unbilled revenues                           110.9            161.2
   Inventories                                          38.0             53.0
   Recoverable fuel & natural gas costs                    -             17.7
   Prepayments & other current assets                   38.0            138.2
--------------------------------------------------------------------------------
       Total current assets                            371.8            527.3
--------------------------------------------------------------------------------

Utility Plant
   Original cost                                     3,482.6          3,465.2
   Less:  accumulated depreciation & amortization    1,321.1          1,309.0
--------------------------------------------------------------------------------
       Net utility plant                             2,161.5          2,156.2
--------------------------------------------------------------------------------

Investments in unconsolidated affiliates                 0.2              0.2
Other investments                                       20.3             19.6
Non-utility property - net                             153.3            149.6
Goodwill - net                                         205.0            205.0
Regulatory assets                                       79.5             82.5
Other assets                                             7.2              7.3
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $2,998.8         $3,147.7
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                    March 31,       December 31,
--------------------------------------------------------------------------------
                                                       2005             2004
--------------------------------------------------------------------------------

    LIABILITIES & SHAREHOLDER'S EQUITY
    ----------------------------------
Current Liabilities
   Accounts payable                                 $   35.1         $   97.3
   Accounts payable to affiliated companies             69.6             98.8
   Payables to other Vectren companies                  18.4             15.8
   Refundable fuel & natural gas costs                  24.0              6.3
   Accrued liabilities                                 184.9            110.0
   Short-term borrowings                               117.0            308.3
   Long-term debt subject to tender                     10.0             10.0
--------------------------------------------------------------------------------
       Total current liabilities                       459.0            646.5
--------------------------------------------------------------------------------

Long-Term Debt - Net of Current Maturities &
   Debt Subject to Tender                              941.3            941.3

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                               245.6            240.8
   Regulatory liabilities                              256.4            251.7
   Deferred credits & other liabilities                 82.9             81.9
--------------------------------------------------------------------------------
       Total deferred credits & other liabilities      584.9            574.4
--------------------------------------------------------------------------------

Commitments & Contingencies (Notes 6 - 8)

Cumulative, Redeemable Preferred Stock
  of a Subsidiary                                          -              0.1

Common Shareholder's Equity
   Common stock (no par value)                         592.9            592.9
   Retained earnings                                   420.7            392.5
--------------------------------------------------------------------------------
       Total common shareholder's equity             1,013.6            985.4
--------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $2,998.8         $3,147.7
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited - In millions)


                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
                                                        2005           2004
-------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                        $ 516.7        $ 505.1
   Electric utility                                      94.7           88.8
   Other                                                  0.2            0.3
-------------------------------------------------------------------------------
        Total operating revenues                        611.6          594.2
-------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of gas sold                                     370.9          365.6
   Fuel for electric generation                          26.9           22.9
   Purchased electric energy                              2.3            4.4
   Other operating                                       61.6           62.1
   Depreciation & amortization                           33.4           29.6
   Taxes other than income taxes                         21.8           22.3
-------------------------------------------------------------------------------
        Total operating expenses                        516.9          506.9
-------------------------------------------------------------------------------

OPERATING INCOME                                         94.7           87.3

OTHER INCOME (EXPENSE)
   Other income - net                                     2.2            1.9
   Equity in earnings of unconsolidated
     affiliates                                             -            0.2
-------------------------------------------------------------------------------
        Total other income                                2.2            2.1
-------------------------------------------------------------------------------
INTEREST EXPENSE                                         16.9           17.0
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               80.0           72.4
-------------------------------------------------------------------------------
INCOME TAXES                                             31.9           27.7
-------------------------------------------------------------------------------
NET INCOME                                            $  48.1        $  44.7
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.


             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                      Three Months Ended March 31,
----------------------------------------------------------------------------------
                                                           2005           2004
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  48.1        $  44.7
  Adjustments to reconcile net income to cash from
    operating activities:
      Depreciation & amortization                           33.4           29.6
      Deferred income taxes & investment tax credits         1.6           (0.7)
      Pension & postretirement periodic benefit cost         1.5            1.5
      Equity in earnings of unconsolidated affiliates          -           (0.2)
      Net unrealized gain on derivative instruments         (2.5)          (2.8)
      Other non-cash charges - net                           2.1            3.6
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue            30.6          (16.1)
         Inventories                                        15.0           15.9
         Recoverable/refundable fuel & natural gas costs    35.4           11.4
         Prepayments & other current assets                102.7          116.8
         Accounts payable, including to Vectren
             companies & affiliated companies              (88.8)         (56.3)
         Accrued liabilities                                78.6           65.5
      Changes in noncurrent assets                           2.7           (0.2)
      Changes in noncurrent liabilities                     (1.0)          (1.8)
----------------------------------------------------------------------------------
         Net cash flows from operating activities          258.1          210.9
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from additional capital contribution                -            1.4
  Requirements for:
      Dividends to parent                                  (19.9)         (20.0)
      Redemption of preferred stock of subsidiary           (0.1)          (0.1)
  Net change in short-term borrowings                     (191.3)        (145.2)
----------------------------------------------------------------------------------
         Net cash flows from financing activities         (211.3)        (163.9)
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Requirements for capital expenditures,
       excluding AFUDC equity                              (36.8)         (42.6)
----------------------------------------------------------------------------------
         Net cash flows from investing activities          (36.8)         (42.6)
----------------------------------------------------------------------------------
Net increase in cash & cash equivalents                     10.0            4.4
Cash & cash equivalents at beginning of period               5.7            8.1
----------------------------------------------------------------------------------
Cash & cash equivalents at end of period                 $  15.7        $  12.5
==================================================================================


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

2.  Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2004, filed March 9, 2005 on Form 10-K. Certain amounts from the prior period reported in this Quarterly Report on Form 10-Q have been reclassified to conform to the 2005 financial statement presentation. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.  Subsidiary Guarantor and Consolidating Information

The Company's three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of VUHI's $350.0 million in short-term credit facilities, of which $117.0 million is outstanding at March 31, 2005, and VUHI's $550.0 million unsecured senior notes outstanding at March 31, 2005. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. However, VUHI does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company's operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Statement of Income for the three months ended March 31, 2005 (in millions):


                                         Subsidiary    Parent
                                         Guarantors   Company   Eliminations  Consolidated
--------------------------------------   ----------   -------   ------------  ------------
OPERATING REVENUES
   Gas utility                             $ 516.7     $    -       $     -       $ 516.7
   Electric utility                           94.7          -             -          94.7
   Other                                         -        9.1          (8.9)          0.2
------------------------------------------------------------------------------------------
      Total operating revenues               611.4        9.1          (8.9)        611.6
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                          370.9          -             -         370.9
   Fuel for electric generation               26.9          -             -          26.9
   Purchased electric energy                   2.3          -             -           2.3
   Other operating                            68.8          -          (7.2)         61.6
   Depreciation & amortization                29.0        4.3           0.1          33.4
   Taxes other than income taxes              21.5        0.2           0.1          21.8
---------------------------------------------------------------------  -------------------
      Total operating expenses               519.4        4.5          (7.0)        516.9
------------------------------------------------------------------------------------------
OPERATING INCOME                              92.0        4.6          (1.9)         94.7
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
    companies                                    -       46.4         (46.4)            -
   Equity in earnings of unconsolidated
    affiliates                                   -          -             -             -
   Other income (expense) - net               (0.1)       9.5          (7.2)          2.2
---------------------------------------------------------------------  -------------------
      Total other income (expense)            (0.1)      55.9         (53.6)          2.2
------------------------------------------------------------------------------------------
Interest expense                              15.9       10.2          (9.2)         16.9
---------------------------------------------------------------------  -------------------
INCOME BEFORE INCOME TAXES                    76.0       50.3         (46.3)         80.0
------------------------------------------------------------------------------------------
Income taxes                                  29.6        2.2           0.1          31.9
------------------------------------------------------------------------------------------
NET INCOME                                 $  46.4     $ 48.1       $ (46.4)      $  48.1
==========================================================================================

Condensed Consolidating Statement of Income for the three months ended March 31, 2004 (in millions):

                                         Subsidiary   Parent
                                         Guarantors   Company   Eliminations  Consolidated
------------------------------------     ----------   -------   ------------  ------------
OPERATING REVENUES
   Gas utility                             $ 505.1     $    -       $     -       $ 505.1
   Electric utility                           88.8          -             -          88.8
   Other                                         -        9.4          (9.1)          0.3
------------------------------------------------------------------------------------------
      Total operating revenues               593.9        9.4          (9.1)        594.2
------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                          365.6          -             -         365.6
   Fuel for electric generation               22.9          -             -          22.9
   Purchased electric energy                   4.4          -             -           4.4
   Other operating                            69.0        0.2          (7.1)         62.1
   Depreciation & amortization                25.3        4.3             -          29.6
   Taxes other than income taxes              22.0        0.3             -          22.3
------------------------------------------------------------------------------------------
      Total operating expenses               509.2        4.8          (7.1)        506.9
------------------------------------------------------------------------------------------
OPERATING INCOME                              84.7        4.6          (2.0)         87.3
OTHER INCOME (EXPENSE)
   Equity in earnings of consolidated
    companies                                    -       43.1         (43.1)            -
   Equity in losses of unconsolidated
    affiliates                                   -        0.2             -           0.2
   Other income (expense) - net               (0.6)       8.4          (5.9)          1.9
------------------------------------------------------------------------------------------
      Total other income (expense) - net      (0.6)      51.7         (49.0)          2.1
------------------------------------------------------------------------------------------
Interest expense                              15.8        9.1          (7.9)         17.0
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                    68.3       47.2         (43.1)         72.4
------------------------------------------------------------------------------------------
Income taxes                                  25.2        2.5             -          27.7
------------------------------------------------------------------------------------------
NET INCOME                                 $  43.1     $ 44.7       $ (43.1)      $  44.7
==========================================================================================

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2005 (in millions):

                                           Subsidiary   Parent
                                           Guarantors   Company   Eliminations  Consolidated
----------------------------------------   ----------   -------   ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES     $ 249.6    $   8.5       $     -       $ 258.1
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Requirements for:
      Dividends to parent                      (19.9)     (19.9)         19.9         (19.9)
      Redemption of preferred stock
       of subsidiary                            (0.1)         -             -          (0.1)
  Net change in short-term borrowings,
   including to other Vectren companies       (162.4)    (164.1)        135.2        (191.3)
--------------------------------------------------------------------------------------------
      Net cash flows from financing
       activities                             (182.4)    (184.0)        155.1        (211.3)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
   distributions                                   -       19.9         (19.9)            -

  Requirements for:
      Capital expenditures, excluding
       AFUDC equity                            (28.7)      (8.1)            -         (36.8)
  Net change in notes receivable to
   other Vectren companies                     (26.9)     162.1        (135.2)            -
--------------------------------------------------------------------------------------------
      Net cash flows from investing
       activities                              (55.6)     173.9        (155.1)        (36.8)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash
 equivalents                                    11.6       (1.6)                       10.0
Cash & cash equivalents at beginning
 of period                                       4.7        1.0                         5.7
--------------------------------------------------------------------------------------------
Cash & cash equivalents at end of
 period                                      $  16.3    $  (0.6)      $     -       $  15.7
============================================================================================

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2004 (in millions):

                                           Subsidiary   Parent
                                           Guarantors   Company   Eliminations  Consolidated
----------------------------------------   ----------   -------   ------------  ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES     $ 201.6    $   9.3       $    -        $ 210.9
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from additional capital
   contribution                                    -        1.4            -            1.4

  Requirements for:
      Dividends to parent                      (20.0)     (20.0)        20.0          (20.0)
      Redemption of preferred stock of
       subsidiary                               (0.1)         -            -           (0.1)
  Net change in short-term borrowings,
   including to other
      Vectren companies                        (81.5)     (87.9)        24.2         (145.2)
--------------------------------------------------------------------------------------------
      Net cash flows from financing
       activities                             (101.6)    (106.5)        44.2         (163.9)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from consolidated subsidiary
   distributions                                   -       20.0        (20.0)             -

  Requirements for:
      Capital expenditures, excluding
       AFUDC equity                            (39.0)      (3.6)           -          (42.6)
  Net change in notes receivable to
   other Vectren companies                     (56.5)      80.7        (24.2)             -
--------------------------------------------------------------------------------------------
      Net cash flows from investing
       activities                              (95.5)      97.1        (44.2)         (42.6)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash
 equivalents                                     4.5       (0.1)                        4.4
Cash & cash equivalents at beginning of
 period                                          7.4        0.7                         8.1
--------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period     $  11.9    $   0.6       $    -        $  12.5
============================================================================================

Condensed Consolidating Balance Sheet as of March 31, 2005 (in millions):


   ASSETS                                Subsidiary   Parent
   ------                                Guarantors   Company   Eliminations  Consolidated
                                         ----------   -------   ------------  ------------
Current Assets
   Cash & cash equivalents                 $   16.3   $   (0.6)   $       -      $   15.7
   Accounts receivable - less reserves        168.9        0.1            -         169.0
   Receivables due from other Vectren
    companies                                   0.1      164.6       (164.5)          0.2
   Accrued unbilled revenues                  110.9          -            -         110.9
   Inventories                                 38.0          -            -          38.0
   Recoverable fuel & natural gas costs           -          -            -             -
   Prepayments & other current assets          39.5       (0.3)        (1.2)         38.0
------------------------------------------------------------------------------------------
      Total current assets                    373.7      163.8       (165.7)        371.8
------------------------------------------------------------------------------------------
Utility Plant
   Original cost                            3,482.6          -            -       3,482.6
   Less:  accumulated depreciation &
    amortization                            1,321.1          -            -       1,321.1
------------------------------------------------------------------------------------------
       Net utility plant                    2,161.5          -            -       2,161.5
------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries          -      978.0       (978.0)            -
Notes receivable from consolidated
 subsidiaries                                  26.9      443.1       (470.0)            -
Investments in unconsolidated affiliates        0.2          -            -           0.2
Other investments                              14.2        6.1            -          20.3
Non-utility property - net                      5.3      148.0            -         153.3
Goodwill - net                                205.0          -            -         205.0
Regulatory assets                              73.9        5.6            -          79.5
Other assets                                    3.9        3.3            -           7.2
------------------------------------------------------------------------------------------
TOTAL ASSETS                               $2,864.6   $1,747.9    $(1,613.7)     $2,998.8
==========================================================================================


 LIABILITIES & SHAREHOLDER'S EQUITY      Subsidiary   Parent
 ----------------------------------      Guarantors   Company   Eliminations  Consolidated
                                         ----------   -------   ------------  ------------
Current Liabilities
   Accounts payable                        $   30.8   $    4.3    $       -      $   35.1
   Accounts payable to affiliated
    companies                                  69.3        0.3            -          69.6
   Payables to other Vectren companies         31.2          -        (12.8)         18.4
   Refundable fuel & natural gas costs         24.0          -            -          24.0
   Accrued liabilities                        171.1       14.8         (1.0)        184.9
   Short-term borrowings                          -      117.0            -         117.0
   Short-term borrowings from
    other Vectren companies                   151.7       26.9       (178.6)            -
   Current maturities of long-term debt           -          -            -             -
   Long-term debt subject to tender            10.0          -            -          10.0
------------------------------------------------------------------------------------------
      Total current liabilities               488.1      163.3       (192.4)        459.0
------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
    maturities & debt subject to tender       393.4      547.9            -         941.3
   Long-term debt due to VUHI                 443.3          -       (443.3)            -
------------------------------------------------------------------------------------------
      Total long-term debt - net              836.7      547.9       (443.3)        941.3
------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                      232.0       13.6            -         245.6
   Regulatory liabilities                     251.1        5.3            -         256.4
   Deferred credits & other liabilities        78.7        4.2            -          82.9
------------------------------------------------------------------------------------------
      Total deferred credits & other
       liabilities                            561.8       23.1            -         584.9
------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock
 of a Subsidiary                                  -          -            -             -
Common Shareholder's Equity
   Common stock (no par value)                611.3      592.9       (611.3)        592.9
   Retained earnings                          366.7      420.7       (366.7)        420.7
------------------------------------------------------------------------------------------
      Total common shareholder's equity       978.0    1,013.6       (978.0)      1,013.6
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $2,864.6   $1,747.9    $(1,613.7)     $2,998.8
==========================================================================================

Condensed Consolidating Balance Sheet as of December 31, 2004 (in millions):


   ASSETS                                Subsidiary   Parent
   ------                                Guarantors   Company   Eliminations  Consolidated
                                         ----------   -------   ------------  ------------
Current Assets
   Cash & cash equivalents                 $    4.7   $    1.0    $       -      $    5.7
   Accounts receivable - less reserves        147.4        0.1            -         147.5
   Receivables due from other Vectren
    companies                                   1.7      327.0       (324.7)          4.0
   Accrued unbilled revenues                  161.2          -            -         161.2
   Inventories                                 53.0          -            -          53.0
   Recoverable fuel & natural gas costs        17.7          -            -          17.7
   Prepayments & other current assets         136.4        4.2         (2.4)        138.2
------------------------------------------------------------------------------------------
      Total current assets                    522.1      332.3       (327.1)        527.3
------------------------------------------------------------------------------------------
Utility Plant
   Original cost                            3,465.2          -            -       3,465.2
   Less:  accumulated depreciation &
    amortization                            1,309.0          -            -       1,309.0
------------------------------------------------------------------------------------------
       Net utility plant                    2,156.2          -            -       2,156.2
------------------------------------------------------------------------------------------
Investments in consolidated subsidiaries          -      951.5       (951.5)            -
Notes receivable from consolidated
 subsidiaries                                     -      443.1       (443.1)            -
Investments in unconsolidated affiliates        0.2          -            -           0.2
Other investments                              13.5        6.1            -          19.6
Non-utility property - net                      5.3      144.3            -         149.6
Goodwill - net                                205.0          -            -         205.0
Regulatory assets                              76.8        5.7            -          82.5
Other assets                                    3.8        3.5            -           7.3
------------------------------------------------------------------------------------------
TOTAL ASSETS                               $2,982.9   $1,886.5    $(1,721.7)     $3,147.7
==========================================================================================


 LIABILITIES & SHAREHOLDER'S EQUITY      Subsidiary   Parent
 ----------------------------------      Guarantors   Company   Eliminations  Consolidated
                                         ----------   -------   ------------  ------------
Current Liabilities
   Accounts payable                        $   87.9   $    9.4    $       -      $   97.3
   Accounts payable to affiliated
    companies                                  98.6        0.2            -          98.8
   Payables to other Vectren companies         26.0        0.6        (10.8)         15.8
   Refundable fuel & natural gas costs          6.3          -            -           6.3
   Accrued liabilities                        100.8       11.6         (2.4)        110.0
   Short-term borrowings                        0.3      308.0            -         308.3
   Short-term borrowings from
    other Vectren companies                   313.8          -       (313.8)            -
   Current maturities of long-term debt           -          -            -             -
   Long-term debt subject to tender            10.0          -            -          10.0
---------------------------------------------------------------------------------------------------
      Total current liabilities               643.7      329.8       (327.0)        646.5
---------------------------------------------------------------------------------------------------
Long-Term Debt
   Long-term debt - net of current
    maturities & debt subject to tender       393.4      547.9            -         941.3
   Long-term debt due to VUHI                 443.1          -       (443.1)            -
---------------------------------------------------------------------------------------------------
      Total long-term debt - net              836.5      547.9       (443.1)        941.3
---------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                      226.8       14.0            -         240.8
   Regulatory liabilities                     246.2        5.5            -         251.7
   Deferred credits & other liabilities        78.0        3.9            -          81.9
---------------------------------------------------------------------------------------------------
      Total deferred credits & other
       liabilities                            551.0       23.4            -         574.4
---------------------------------------------------------------------------------------------------
Cumulative, Redeemable Preferred Stock of
 a Subsidiary                                   0.1          -            -           0.1
Common Shareholder's Equity
   Common stock (no par value)                611.3      592.9       (611.3)        592.9
   Retained earnings                          340.3      392.5       (340.3)        392.5
---------------------------------------------------------------------------------------------------
      Total common shareholder's equity       951.6      985.4       (951.6)        985.4
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY   $2,982.9   $1,886.5    $(1,721.7)     $3,147.7
===================================================================================================

4.  Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provide corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocation techniques, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. VUHI received corporate allocations totaling $21.8 million and $21.8 million for the three months ended March 31, 2005 and 2004, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2005 and 2004, totaled $23.4 million and $18.8 million, respectively.

Share-Based Incentive Plans
VUHI does not have share-based compensation plans separate from Vectren. An insignificant number of VUHI's employees participate in Vectren's share-based compensation plans.

5.  Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizen's Gas), provides natural gas and related services to the Company's utilities, Citizen's Gas, and others. ProLiance's primary businesses is optimizing the gas portfolios and providing services to large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2005 and 2004, totaled $217.4 million and $219.1 million, respectively. Amounts owed to ProLiance at March 31, 2005, and December 31, 2004, for those purchases were $69.1 million and $97.7 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.  Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

United States Securities and Exchange Commission Inquiry into PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under
Section 3(a)(1) of PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

7.  Environmental Matters

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

Through March 31, 2005, approximately $238 million (excluding AFUDC) has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

Clean Air Interstate Rule & Clean Air Mercury Rule
In March of 2005 USEPA finalized two new air emission reduction regulations. The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants. The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants. Both sets of regulations require emission reductions in two phases. The first phase deadline for both rules is 2010, and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

8.  Rate & Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional revenues in the first quarter of 2005 of $1.6 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional revenues in the first quarter of 2005 of $6.3 million.

VEDO Base Rate Increase Settlement
On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO's gas distribution business. The new rate design includes a larger service charge, which is intended to address to some extent earnings volatility related to weather. The new rates also provide for funding of conservation programs and the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The base rate change was implemented on April 14, 2005. Accordingly, no impact of the VEDO base rate change has been reflected in the interim financial statements for the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated pretax share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

9.  Impact of Recently Issued Accounting Guidance

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

FIN 47
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143's scope. It also clarifies the meaning of the term "conditional asset retirement obligation" as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

10.  Segment Reporting

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

Information related to the Company's business segments is summarized below:

                                               Three Months Ended March 31,
---------------------------------------------------------------------------
(In millions)                                    2005               2004
---------------------------------------------------------------------------
Revenues
  Gas Utility Services                         $ 516.7            $ 505.1
  Electric Utility Services                       94.7               88.8
  Other Operations                                 9.1                9.4
  Eliminations                                    (8.9)              (9.1)
---------------------------------------------------------------------------
      Consolidated Revenues                    $ 611.6            $ 594.2
===========================================================================

Profitability Measure
  Regulated Operating Income
  (Operating Income Less Applicable Income
    Taxes)
      Gas Utility Services                     $  45.1            $  46.1
      Electric Utility Services                   17.3               13.4
---------------------------------------------------------------------------
          Total Regulated Operating Income        62.4               59.5
---------------------------------------------------------------------------
  Regulated other income (expense) - net          (0.1)              (0.6)
  Regulated interest expense & preferred
   dividends                                     (15.9)             (15.8)
---------------------------------------------------------------------------
      Regulated Net Income                        46.4               43.1
---------------------------------------------------------------------------
      Other Operations Net Income                  1.7                1.6
---------------------------------------------------------------------------
  Consolidated Net Income                      $  48.1            $  44.7
===========================================================================

2004 Gas Utility Services regulated operating income was favorably impacted by a $3.2 million adjustment to utility plant depreciation expense. 2004 Electric Utility Services regulated operating income was unfavorably impacted by a $2.2 million adjustment to regulatory asset amortization.

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

Earnings were $48.1 million for the three months ended March 31, 2005, compared to $44.7 million in the prior year. The $3.4 million increase in the Company's earnings is due to the implementation of new gas base rates in the Company's Indiana service territories, higher electric revenues associated with recovery of pollution control investments, and increased wholesale electric margins. Gas base rate increases added margin of $7.9 million, or $4.7 million after tax. These increases were partially offset by the impact of warmer weather on customer usage during this high consumption quarter and increased depreciation expense and income taxes. For the quarter ended March 31, 2005, heating weather 7 percent warmer than normal and 3 percent warmer than the prior year reduced first quarter 2005 margins by an estimated $4.8 million ($2.9 million after tax) and by an estimated $3.0 million ($1.7 million after tax) when compared to the same period last year.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

                                                 Three Months Ended March 31,
-----------------------------------------------------------------------------
(In millions)                                         2005          2004
-----------------------------------------------------------------------------
    Residential                                     $  94.8       $  91.7
    Commercial                                         32.9          31.5
    Industrial                                         15.6          14.9
    Miscellaneous                                       2.5           1.4
-----------------------------------------------------------------------------
      Total gas utility margin                      $ 145.8       $ 139.5
=============================================================================
Sold & transported volumes in MMDth:
    To residential & commercial customers              55.0          59.1
    To industrial customers                            26.8          27.4
-----------------------------------------------------------------------------
      Total throughput                                 81.8          86.5
=============================================================================

Gas Utility margins for the three months ended March 31, 2005, were $145.8 million, an increase of $6.3 million, or 4 percent, compared to the prior year period. The rate case orders implemented in the second half of 2004 added margin of $7.9 million. This increase in revenues reflects new gas rates designed to recover the majority of the authorized increase evenly through higher customer charges and non-weather sensitive usage rates. It is estimated that weather 7 percent warmer than normal and 3 percent warmer than prior year decreased margins $2.6 million and was the primary contributor to the decreased throughput. The remaining change is primarily attributable to expense recovery pursuant to Ohio regulatory trackers. The average cost per dekatherm of gas purchased for the three months ended March 31, 2005, was $7.29 compared to $6.60 in 2004.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

                                                 Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                      2005                 2004
------------------------------------------------------------------------------

Residential & commercial                          $ 37.1               $ 35.2
Industrial                                          15.3                 14.5
Municipalities & other                               4.1                  4.8
------------------------------------------------------------------------------
     Total retail & firm wholesale                  56.5                 54.5
Asset optimization                                   9.0                  7.0
------------------------------------------------------------------------------
         Total electric utility margin            $ 65.5               $ 61.5
==============================================================================

Retail & Firm Wholesale Margin
For the three months ended March 31, 2005, margin from serving native load and firm wholesale customers was $56.5 million, an increase of $2.0 million when compared to 2004. Margin increased $2.6 million due to the increase in retail electric rates related to recovery of environmental compliance expenditures and related operating expenses. The effects of weather partially offset the increase by approximately $0.4 million. Resulting primarily from weather, total retail and firm wholesale volumes sold decreased 4% to 1,439.2 GWh in 2005, compared to 1,499.7 GWh in 2004.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially the entire margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk.

Following is a reconciliation of asset optimization activity:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                        2005               2004
-------------------------------------------------------------------------------
Beginning of Period Net Balance Sheet
  Position                                          $ (0.6)            $ (0.4)

Statement of Income Activity
     Net mark-to-market gains                          2.5                2.8
     Net realized gains                                6.5                4.2
 ------------------------------------------------------------------------------
         Net activity in electric utility margin       9.0                7.0
-------------------------------------------------------------------------------
Net cash received & other adjustments                 (6.0)              (3.2)
-------------------------------------------------------------------------------
End of Period Net Balance Sheet Position            $  2.4             $  3.4
===============================================================================

Net asset optimization margins increased $2.0 million compared to 2004 due to an increase in available capacity. The availability of excess capacity was reduced in 2004 by scheduled outages of owned generation related to the installation of environmental compliance equipment.

Operating Expenses

For the three months ended March 31, 2005, other operating expenses decreased $0.5 million, compared to the same period in 2004. The decrease was primarily due to $1.1 million in lower NOx operating expenses, offset somewhat by increased costs for scrubber chemicals, gasoline, and other costs.

Depreciation & Amortization
Depreciation expense increased $3.8 million in 2005, compared to 2004. Installation of environmental compliance equipment accounted for $1.4 million of the increase. In addition, the first quarter of 2004 was $1.8 million lower due to an adjustment of Ohio depreciation rates and amortization of Indiana regulatory assets.

Income Taxes

For the three months ended March 31, 2005, Federal and state income taxes increased $4.2 million primarily due to higher pre-tax income.

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

Through March 31, 2005, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

Clean Air Interstate Rule & Clean Air Mercury Rule

In March of 2005 USEPA finalized two new air emission reduction regulations. The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants. The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants. Both sets of regulations require emission reductions in two phases. The first phase deadline for both rules is 2010, and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

Rate and Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements

On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional revenues in the first quarter of 2005 of $1.6 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional revenues in the first quarter of 2005 of $6.3 million.

VEDO Gas Base Rate Settlement

On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO's gas distribution business. The new rate design includes a larger service charge, which is intended to address to some extent earnings volatility related to weather. The new rates also provide for funding of conservation programs and the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The base rate change was implemented on April 14, 2005. Accordingly, no impact of the VEDO base rate change has been reflected in the interim financial statements for the first quarter of 2005. Incremental 2005 revenues resulting from the rate increase are expected to approximate $12.9 million.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated pretax share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

Other Operating Matters

MISO

On April 1, 2005, the MISO Day Two energy markets commenced operation. As a result of being a market participant, the Company now bids its own generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market. Vectren, together with three other Indiana electric utilities, has sought authority from the IURC to recover the costs associated with MISO's implementation of the "Day 2 energy market." A hearing considering this request occurred in February, 2005, and Vectren is awaiting an order at this time. Pursuant to the pending proposal, LMP costs will be passed through to customers in Vectren's existing fuel cost recovery proceedings, and other MISO related costs are to be tracked and eventually recovered. The inception of these markets has had no impact on the Company's ability to reliably serve its customers.

United States Securities and Exchange Commission Inquiry into PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under
Section 3(a)(1) of PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations

                  Impact of Recently Issued Accounting Guidance

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143's scope. It also clarifies the meaning of the term "conditional asset retirement obligation" as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee VUHI's debt. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. VUHI's long-term and short-term obligations outstanding at March 31, 2005, totaled $550.0 million and $117.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. VUHI's operations have historically funded almost all of Vectren's common stock dividends.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2005, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are A-/Baa1. SIGECO's credit ratings on outstanding secured debt are A/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Moody's current outlook is stable. During January 2005, Standard and Poor's changed its current outlook to stable from negative. In March 2005, Standard and Poor's also revised the SIGECO credit rating on secured debt to A from A- and on unsecured debt to A- from BBB+. All other ratings are unchanged from December 31, 2004. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of permanent capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 52% and 51% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both March 31, 2005, and December 31, 2004, respectively. Permanent capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders' equity and any outstanding preferred stock.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the three months ended March 31, 2005 and 2004, was $258.1 million and $210.9 million, respectively. The increase of $47.2 million is primarily the result of favorable changes in working capital accounts.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities was $211.3 million for the three months ended March 31, 2005. Greater amount of operating cash flow were available to reduce short-term borrowings by approximately $46.1 million, as compared to 2004.

Investing Cash Flow

Cash flow required for investing activities was $36.8 million and $42.6 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures in 2004 were higher as a result of greater environmental compliance expenditures in that period.

Available Sources of Liquidity

At March 31, 2005, the Company has $355 million of short-term borrowing capacity, of which approximately $238 million is available.

January 14, 2005, the Company added $24 million of additional short-term borrowing capacity for the Utility Group to provide incremental seasonal borrowing capacity, raising total capacity to $379 million. This seasonal credit line expired March 31, 2005.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2005 are estimated to be approximately $165 million.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the VUHI 2004 Form 10-K and are therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

              Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2005, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2005, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

ITEM 6.  EXHIBITS

Exhibits and Certifications

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


                         VECTREN UTILITY HOLDINGS, INC.
                         ------------------------------
                                   Registrant




        May 3, 2005                             /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)