Form 10-Q
period 2005-09-30
VECTREN UTILITY HOLDINGS INC
filed 2005-11-10
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2005
Class	Number of Shares	Date

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc and Subsidiary Companies
	Consolidated Condensed Balance Sheets	3-4
	Consolidated Condensed Statements of Income	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20
3	Quantitative and Qualitative Disclosures About Market Risk	32
4	Controls and Procedures	32

	PART II. OTHER INFORMATION
1	Legal Proceedings	33
6	Exhibits	33
	Signatures	34

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash & cash equivalents	$3.2	$5.7
Accounts receivable - less reserves of $2.3 &
$1.9, respectively	75.7	147.5
Receivables due from other Vectren companies	0.1	4.0
Accrued unbilled revenues	47.1	161.2
Inventories	69.4	53.0
Recoverable fuel & natural gas costs	17.1	17.7
Prepayments & other current assets	172.4	138.2
Total current assets	385.0	527.3

Utility Plant
Original cost	3,563.5	3,465.2
Less: accumulated depreciation & amortization	1,361.5	1,309.0
Net utility plant	2,202.0	2,156.2

Investments in unconsolidated affiliates	0.2	0.2
Other investments	20.3	19.6
Non-utility property - net	160.1	149.6
Goodwill - net	205.0	205.0
Regulatory assets	88.0	82.5
Other assets	6.5	7.3
TOTAL ASSETS	$3,067.1	$3,147.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2005	2004

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$67.8	$97.3
Accounts payable to affiliated companies	77.3	98.8
Payables to other Vectren companies	14.3	15.8
Refundable fuel & natural gas costs	11.0	6.3
Accrued liabilities	105.7	110.0
Short-term borrowings	248.1	308.3
Long-term debt subject to tender	-	10.0
Total current liabilities	524.2	646.5

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	951.6	941.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	250.6	240.8
Regulatory liabilities	266.0	251.7
Deferred credits & other liabilities	84.3	81.9
Total deferred credits & other liabilities	600.9	574.4

Commitments & Contingencies (Notes 7 - 9)

Cumulative, Redeemable Preferred Stock of a Subsidiary	-	0.1

Common Shareholder's Equity
Common stock (no par value)	593.0	592.9
Retained earnings	397.4	392.5
Total common shareholder's equity	990.4	985.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,067.1	$3,147.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES
Gas utility	$136.8	$112.3	$839.5	$771.6
Electric utility	128.7	102.3	320.3	280.2
Other	0.2	0.1	0.5	0.5
Total operating revenues	265.7	214.7	1,160.3	1,052.3

OPERATING EXPENSES
Cost of gas sold	81.6	67.2	568.8	529.8
Fuel for electric generation	39.3	25.8	95.6	72.4
Purchased electric energy	8.8	5.3	14.7	16.6
Other operating	58.9	52.0	179.7	167.7
Depreciation & amortization	36.3	33.1	104.2	94.5
Taxes other than income taxes	10.1	9.6	43.6	42.4
Total operating expenses	235.0	193.0	1,006.6	923.4

OPERATING INCOME	30.7	21.7	153.7	128.9

OTHER INCOME - NET
Equity in earnings of unconsolidated affiliates	-	-	-	0.2
Other income - net	1.3	2.3	4.6	5.7
Total other income - net	1.3	2.3	4.6	5.9
Interest expense	17.5	16.7	50.8	50.2
INCOME BEFORE INCOME TAXES	14.5	7.3	107.5	84.6
Income taxes	5.6	2.8	42.7	32.7

NET INCOME	$8.9	$4.5	$64.8	$51.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64.8	$51.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	104.2	94.5
Deferred income taxes & investment tax credits	4.6	28.6
Pension & postretirement periodic benefit cost	4.5	4.3
Equity in (earnings) losses of unconsolidated affiliates	-	(0.2)
Net unrealized losses on derivative instruments	(1.4)	1.0
Other non-cash charges - net	8.4	7.2
Changes in working capital accounts:
Accounts receivable, including to Vectren companies	183.4	121.3
Inventories	(16.1)	(5.4)
Recoverable fuel & natural gas costs	5.3	(18.2)
Prepayments & other current assets	(27.9)	(21.8)
Accounts payable, including to Vectren companies	(52.5)	(21.1)
Accrued liabilities	(4.3)	(9.9)
Changes in noncurrent assets	0.8	(5.4)
Changes in noncurrent liabilities	(12.6)	(8.0)
Net cash flows from operating activities	261.2	218.8
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	-	2.9
Requirements for:
Dividends to parent	(60.0)	(60.0)
Redemption of preferred stock of subsidiary	(0.1)	(0.1)
Retirement of long-term debt, including premiums paid	-	(12.7)
Net change in short-term borrowings	(60.2)	25.8
Net cash flows from financing activities	(120.3)	(44.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	-	3.5
Requirements for:
Capital expenditures, excluding AFUDC-equity	(143.4)	(182.9)
Net cash flows from investing activities	(143.4)	(179.4)
Net decrease in cash & cash equivalents	(2.5)	(4.7)
Cash & cash equivalents at beginning of period	5.7	8.1
Cash & cash equivalents at end of period	$3.2	$3.4

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO, are guarantors of Utility Holdings’ $350.0 million in short-term credit facilities, of which $248.0 million is outstanding at September 30, 2005, and Utility Holdings’ $550.0 million unsecured senior notes outstanding at September 30, 2005. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. However, as described in Note 1, Utility Holdings does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended September 30, 2005 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$136.8	$-	$-	$136.8
Electric utility	128.7	-	-	128.7
Other	-	8.9	(8.7)	0.2
Total operating revenues	265.5	8.9	(8.7)	265.7
OPERATING EXPENSES
Cost of gas sold	81.6	-	-	81.6
Fuel for electric generation	39.3	-	-	39.3
Purchased electric energy	8.8	-	-	8.8
Other operating	67.5	-	(8.6)	58.9
Depreciation & amortization	31.2	5.0	0.1	36.3
Taxes other than income taxes	9.9	0.2	-	10.1
Total operating expenses	238.3	5.2	(8.5)	235.0
OPERATING INCOME	27.2	3.7	(0.2)	30.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	6.9	(6.9)	-
Other income (expense) – net	0.9	9.3	(8.9)	1.3
Total other income (expense) - net	0.9	16.2	(15.8)	1.3
Interest expense	16.3	10.6	(9.4)	17.5
INCOME BEFORE INCOME TAXES	11.8	9.3	(6.6)	14.5
Income taxes	4.9	0.4	0.3	5.6
NET INCOME	$6.9	$8.9	$(6.9)	$8.9

Consolidating Statement of Income for the three months ended September 30, 2004 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$112.3	$-	$-	$112.3
Electric utility	102.3	-	-	102.3
Other	0.1	7.5	(7.5)	0.1
Total operating revenues	214.7	7.5	(7.5)	214.7
OPERATING EXPENSES
Cost of gas sold	67.2	-	-	67.2
Fuel for electric generation	25.8	-	-	25.8
Purchased electric energy	5.3	-	-	5.3
Other operating	57.6	1.9	(7.5)	52.0
Depreciation & amortization	28.6	4.5	-	33.1
Taxes other than income taxes	9.4	0.2	-	9.6
Total operating expenses	193.9	6.6	(7.5)	193.0
OPERATING INCOME	20.8	0.9	-	21.7
OTHER INCOME (EXPENSE) - NET
Equity in losses of consolidated companies	-	3.1	(3.1)	-
Other income (expense) – net	1.3	9.2	(8.2)	2.3
Total other income (expense) - net	1.3	12.3	(11.3)	2.3
Interest expense	15.6	9.3	(8.2)	16.7
INCOME BEFORE INCOME TAXES	6.5	3.9	(3.1)	7.3
Income taxes	3.4	(0.6)	-	2.8
NET INCOME	$3.1	$4.5	$(3.1)	$4.5

Consolidating Statement of Income for the nine months ended September 30, 2005 (in millions):

	Subsidary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$839.5	$-	$-	$839.5
Electric utility	320.3	-	-	320.3
Other	-	27.1	(26.6)	0.5
Total operating revenues	1,159.8	27.1	(26.6)	1,160.3
OPERATING EXPENSES
Cost of gas sold	568.8	-	-	568.8
Fuel for electric generation	95.6	-	-	95.6
Purchased electric energy	14.7	-	-	14.7
Other operating	204.5	-	(24.8)	179.7
Depreciation & amortization	90.1	13.9	0.2	104.2
Taxes other than income taxes	42.9	0.7	-	43.6
Total operating expenses	1,016.6	14.6	(24.6)	1,006.6
OPERATING INCOME	143.2	12.5	(2.0)	153.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	58.6	(58.6)	-
Other income (expense) – net	1.7	28.1	(25.2)	4.6
Total other income (expense) - net	1.7	86.7	(83.8)	4.6
Interest expense	47.8	30.5	(27.5)	50.8
INCOME BEFORE INCOME TAXES	97.1	68.7	(58.3)	107.5
Income taxes	38.5	3.9	0.3	42.7
NET INCOME	$58.6	$64.8	$(58.6)	$64.8

Consolidating Statement of Income for the nine months ended September 30, 2004 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$771.6	$-	$-	$771.6
Electric utility	280.2	-	-	280.2
Other	-	25.5	(25.0)	0.5
Total operating revenues	1,051.8	25.5	(25.0)	1,052.3
OPERATING EXPENSES
Cost of gas sold	529.8	-	-	529.8
Fuel for electric generation	72.4	-	-	72.4
Purchased electric energy	16.6	-	-	16.6
Other operating	190.4	0.4	(23.1)	167.7
Depreciation & amortization	81.3	13.2	-	94.5
Taxes other than income taxes	41.6	0.8	-	42.4
Total operating expenses	932.1	14.4	(23.1)	923.4
OPERATING INCOME	119.7	11.1	-	128.9
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	46.1	(46.1)	-
Equity in earnings of unconsolidated affiliates	-	0.2	-	0.2
Other income (expense) – net	2.0	25.8	(22.1)	5.7
Total other income (expense) - net	2.0	72.1	(68.2)	5.9
Interest expense	46.8	27.4	(24.0)	50.2
INCOME BEFORE INCOME TAXES	74.9	55.8	(46.1)	84.6
Income taxes	28.8	3.9	-	32.7
NET INCOME	$46.1	$51.9	$(46.1)	$51.9

Consolidating Statement of Cash Flows for the nine months ended September 30, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

Net cash flows from operating activities	$240.1	$21.1	$-	$261.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	125.0	-	(125.0)	-

Requirements for:
Dividends to parent	(60.0)	(60.0)	60.0	(60.0)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings	(188.3)	(59.9)	188.0	(60.2)
Net cash flows from financing activities	(123.4)	(119.9)	123.0	(120.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	60.0	(60.0)	-
Requirements for:
Capital expenditures, excluding AFUDC-equity	(118.8)	(24.6)	-	(143.4)
Consolidated affiliate and other investments	-	(125.0)	125.0	-
Net change in notes receivable to other Vectren companies	-	188.0	(188.0)	-
Net cash flows from investing activities	(118.8)	98.4	(123.0)	(143.4)
Net decrease in cash & cash equivalents	(2.1)	(0.4)		(2.5)
Cash & cash equivalents at beginning of period	4.7	1.0		5.7
Cash & cash equivalents at end of period	$2.6	$0.6	$-	$3.2

Consolidating Statement of Cash Flows for the nine months ended September 30, 2004 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

Net cash flows from operating activities	$192.5	$16.5	$9.8	$218.8

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	-	2.9	-	2.9

Requirements for:
Dividends to parent	(60.0)	(60.0)	60.0	(60.0)
Retirement of long-term debt	(2.9)	-	(9.8)	(12.7)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings	30.4	26.2	(30.8)	25.8
Net cash flows from financing activities	(32.6)	(30.9)	19.4	(44.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	60.0	(60.0)	-
Other investing activities	1.1	2.4	-	3.5
Requirements for:
Capital expenditures, excluding AFUDC-equity	(167.1)	(15.8)	-	(182.9)
Net change in notes receivable to other Vectren companies	-	(30.8)	30.8	-
Net cash flows from investing activities	(166.0)	15.8	(29.2)	(179.4)
Net decrease in cash & cash equivalents	(6.1)	1.4		(4.7)
Cash & cash equivalents at beginning of period	7.4	0.7		8.1
Cash & cash equivalents at end of period	$1.3	$2.1	$-	$3.4

Consolidating Balance Sheet as of September 30, 2005 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$2.6	$0.6	$-	$3.2
Accounts receivable - less reserves	75.6	0.1	-	75.7
Receivables due from other Vectren companies	0.1	136.4	(136.4)	0.1
Accrued unbilled revenues	47.1	-	-	47.1
Inventories	69.4	-	-	69.4
Recoverable fuel & natural gas costs	17.1	-	-	17.1
Prepayments & other current assets	173.5	1.5	(2.6)	172.4
Total current assets	385.4	138.6	(139.0)	385.0
Utility Plant
Original cost	3,563.5	-	-	3,563.5
Less: accumulated depreciation & amortization	1,361.5	-	-	1,361.5
Net utility plant	2,202.0	-	-	2,202.0
Investments in consolidated subsidiaries	-	1,075.0	(1,075.0)	-
Notes receivable from consolidated subsidiaries	-	443.1	(443.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.2	6.1	-	20.3
Non-utility property - net	5.2	154.9	-	160.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	82.9	5.1	-	88.0
Other assets	5.9	0.6	-	6.5
TOTAL ASSETS	$2,900.8	$1,823.4	$(1,657.1)	$3,067.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$63.5	$4.3	$-	$67.8
Accounts payable to affiliated companies	77.0	0.3	-	77.3
Payables to other Vectren companies	21.6	-	(7.3)	14.3
Refundable fuel & natural gas costs	11.0	-	-	11.0
Accrued liabilities	101.5	10.1	(5.9)	105.7
Short-term borrowings	-	248.1	-	248.1
Short-term borrowings from other Vectren Companies	125.8	-	(125.8)	-
Total current liabilities	400.4	262.8	(139.0)	524.2
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	403.6	548.0	-	951.6
Long-term debt due to VUHI	443.1	-	(443.1)	-
Total long-term debt - net	846.7	548.0	(443.1)	951.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	238.1	12.5	-	250.6
Regulatory liabilities	261.0	5.0	-	266.0
Deferred credits & other liabilities	79.6	4.7	-	84.3
Total deferred credits & other liabilities	578.7	22.2	-	600.9
Common Shareholder's Equity
Common stock (no par value)	736.2	593.0	(736.2)	593.0
Retained earnings	338.8	397.4	(338.8)	397.4
Total common shareholder's equity	1,075.0	990.4	(1,075.0)	990.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$2,900.8	$1,823.4	$(1,657.1)	$3,067.1

Consolidating Balance Sheet as of December 31, 2004 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$4.7	$1.0	$-	$5.7
Accounts receivable - less reserves	147.4	0.1	-	147.5
Receivables due from other Vectren companies	1.7	327.0	(324.7)	4.0
Accrued unbilled revenues	161.2	-	-	161.2
Inventories	53.0	-	-	53.0
Recoverable fuel & natural gas costs	17.7	-	-	17.7
Prepayments & other current assets	136.4	4.1	(2.3)	138.2
Total current assets	522.1	332.2	(327.0)	527.3
Utility Plant
Original cost	3,465.2	-	-	3,465.2
Less: accumulated depreciation & amortization	1,309.0	-	-	1,309.0
Net utility plant	2,156.2	-	-	2,156.2
Investments in consolidated subsidiaries	-	951.6	(951.6)	-
Notes receivable from consolidated subsidiaries	-	443.1	(443.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	13.5	6.1	-	19.6
Non-utility property - net	5.3	144.3	-	149.6
Goodwill - net	205.0	-	-	205.0
Regulatory assets	76.8	5.7	-	82.5
Other assets	3.8	3.5	-	7.3
TOTAL ASSETS	$2,982.9	$1,886.5	$(1,721.7)	$3,147.7

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$87.9	$9.4	$-	$97.3
Accounts payable to affiliated companies	98.6	0.2	-	98.8
Payables to other Vectren companies	26.0	0.6	(10.8)	15.8
Refundable fuel & natural gas costs	6.3	-	-	6.3
Accrued liabilities	100.8	11.6	(2.4)	110.0
Short-term borrowings	0.3	308.0	-	308.3
Short-term borrowings from other Vectren Companies	313.8	-	(313.8)	-
Long-term debt subject to tender	10.0	-	-	10.0
Total current liabilities	643.7	329.8	(327.0)	646.5
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	393.4	547.9	-	941.3
Long-term debt due to VUHI	443.1	-	(443.1)	-
Total long-term debt - net	836.5	547.9	(443.1)	941.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	226.8	14.0	-	240.8
Regulatory liabilities	246.2	5.5	-	251.7
Deferred credits & other liabilities	78.0	3.9	-	81.9
Total deferred credits & other liabilities	551.0	23.4	-	574.4
Cumulative, Redeemable Preferred Stock of a Subsidiary	0.1	-	-	0.1
Common Shareholder's Equity
Common stock (no par value)	611.3	592.9	(611.3)	592.9
Retained earnings	340.3	392.5	(340.3)	392.5
Total common shareholder's equity	951.6	985.4	(951.6)	985.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$2,982.9	$1,886.5	$(1,721.7)	$3,147.7

4.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provide corporate and general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocation techniques, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Utility Holdings received corporate allocations totaling $20.4 million and $17.0 million for the three months ended September 30, 2005 and 2004, respectively. Utility Holdings received corporate allocations totaling $63.4 million and $59.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2005 and 2004, totaled $25.7 million and $22.0 million, respectively. Amounts paid for such purchases for the nine months ended September 30, 2005 and 2004, totaled $74.0 million and $61.1 million, respectively.

Share-Based Incentive Plans
Utility Holdings does not have share-based compensation plans separate from Vectren. An insignificant number of Utility Holdings’ employees participate in Vectren’s share-based compensation plans.

5.	Financing Activities

Long-term Debt
In anticipation of a debt issuance, in October 2005, Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $275 million aggregate principal amount of unsecured senior notes and previously executed forward starting interest rate swaps with a notional value of $75 million that expire in December 2005. When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees will be full and unconditional and joint and several.

Short-Term Facilities
In response to higher natural gas prices, Utility Holdings increased its available consolidated short-term borrowing capacity to $520 million, a $165 million increase over previous levels.  In addition, Utility Holdings extended the maturity of its largest credit facility, which totals $515 million, through November, 2010.  The amendments were completed on November 10, 2005.

6.	ProLiance Energy, LLC

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

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. Under the provisions of that agreement, the utilities may decide to conduct a “request for proposal” (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance is fully expected to participate in the RFP process for service to the utilities after March 31, 2007.

As required by a June 14, 2005, PUCO order (See Note 9), VEDO solicited bids for its gas supply/portfolio administration services and has selected a different provider under a one year contract. ProLiance’s obligation to supply these services to VEDO ended October 31, 2005. The Company believes this change will not materially affect ProLiance’s or Vectren’s future earnings, financial position, or cash flows.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2005 and 2004, totaled $190.2 million and $160.7 million, respectively, and for the nine months ended September 30, 2005 and 2004, totaled $600.4 million and $562.9 million, respectively. Amounts owed to ProLiance at September 30, 2005, and December 31, 2004, for those purchases were $74.5 million and $97.7 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

On August 8, 2005, comprehensive energy legislation, the Domenici - Barton Energy Policy Act of 2005 (Energy Act), was signed into law. Among other things, the Energy Act provides for the repeal of PUHCA effective six months after its enactment, in February 2006. The Energy Act gives the FERC the ability to regulate holding companies previously subject to PUHCA. Although the Company cannot be certain how the FERC will implement any final regulations, such regulations, as they are currently proposed, are not expected to materially affect the Company’s financial position or operations.

8.	Environmental Matters

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

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $250 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through September 30, 2005, capital investments approximating the level approved by the IURC have been made. Related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If approved, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. On October 20, 2005, the Company and the OUCC filed with the IURC a settlement agreement concerning the regulatory treatment and recovery of the investment required by this plan. If the settlement agreement is approved, the Company will recover a return on its capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism will operate similar to the rider used to recover NOx-related capital investments and operating expenses. The Company expects a final order from the IURC related to this settlement agreement before the end of 2005.

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

9.	Rate & Regulatory Matters

Normal Temperature Adjustment Order
On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana. The Indiana Office of Utility Consumer Counselor (OUCC) had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA. The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April peak heating season. These Indiana customer classes represent approximately 60-65% of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. The NTA will be applied to meters read and bills rendered after October 15, 2005. Each subsequent monthly bill for the seven month heating season will be adjusted using the NTA.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low income assistance program for the duration of the NTA or until a general rate case.

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

During the fourth quarter of 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold in the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the $4.5 million winter delivery service issue and the $3.8 million portfolio administration issue. VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. A schedule to file briefs with the court has yet to be determined. In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Commodity Prices
Commodity prices for natural gas purchases are expected to increase for the 2005 - 2006 heating season, primarily due to tight supplies.  Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted.  However, it is reasonably possible that as a result of this near term change in the commodity price for natural gas the Company’s utility subsidiaries will experience increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold. In response to higher gas prices, the Company  increased its utility-related  short-term credit facilities.

Indiana Decoupling/Conservation Filing
On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover the costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a decoupling mechanism. The decoupling mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case. The Company proposed that both the conservation tracker and decoupling mechanism begin before the end of 2005. A pre-hearing conference with regard to this matter has not been scheduled.

10.	Impact of Recently Issued Accounting Guidance

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

11.	Segment Reporting

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

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004
Revenues
Gas Utility Services	$136.8	$112.3	$839.5	$771.6
Electric Utility Services	128.7	102.3	320.3	280.2
Other Operations	8.9	7.5	27.1	25.5
Eliminations	(8.7)	(7.4)	(26.6)	(25.0)
Consolidated Revenues	$265.7	$214.7	$1,160.3	$1,052.3

Profitability Measure
Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$(2.5)	$(4.2)	$48.3	$43.0
Electric Utility Services	24.7	21.7	56.5	48.2
Total Regulated Operating Income	22.2	17.5	104.8	91.2
Regulated other income - net	1.0	1.3	1.2	1.8
Regulated interest expense & preferred dividends	(16.2)	(15.7)	(47.3)	(46.9)
Regulated Net Income	7.0	3.1	58.7	46.1
Other Operations Net Income	1.9	1.4	6.1	5.8
Consolidated Net Income	$8.9	$4.5	$64.8	$51.9

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

Utility Holdings earnings were $8.9 million for the quarter compared to $4.5 million in the prior year and $64.8 million for the nine months ended September 30, 2005 compared to $51.9 million in 2004. The improved performance is primarily due to gas base rate increases implemented in 2004 and early 2005 and higher electric revenues associated with recovery of pollution control investments. In addition, the year-to-date period reflects increased margins from generation asset optimization activities. Gas base rate increases added revenue of $8.1 million, or $4.8 million after tax, during the quarter and $25.1 million, or $14.9 million after tax, for the nine months ended September 30, 2005, compared to the prior year. Increased revenues associated with recovery of pollution control investments, net of related operating and depreciation expense, increased operating income $3.6 million or $2.1 million after tax, for the quarter and $7.4 million, or $4.4 million after tax, for the nine month period. The improved margins were partially offset by higher operating and depreciation expense. The year-to-date 2005 results also reflect a $3.0 million, $1.8 million after tax, charge recorded in the second quarter pursuant to the disallowance of Ohio gas costs.

Management estimates that the after tax impact of weather on third quarter 2005 was favorable $0.2 million and unfavorable $2.5 million in 2004. The unfavorable after tax impact of weather for the nine month periods ended September 30 is estimated to be $3.5 million and $4.9 million for 2005 and 2004, respectively.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004

Residential & Commercial	$44.8	$36.5	$230.4	$205.9
Industrial	9.1	8.8	34.4	32.9
Other	1.3	(0.2)	5.9	3.0
Total gas utility margin	$55.2	$45.1	$270.7	$241.8

Sold & transported volumes in MMDth:
To residential & commercial customers	6.8	7.0	75.3	78.9
To industrial customers	17.4	17.1	63.4	62.4
Total throughput	24.2	24.1	138.7	141.3

Gas utility margins were $55.2 million and $270.7 million for the three and nine months ended September 30, 2005. This represents an increase in gas utility margin in the third quarter, a non-heating base load quarter, of $10.1 million and a year-to-date increase of $28.9 million compared to the same periods in 2004. The increases are primarily due to the favorable impact of gas base rate increases. Year-to-date results were also impacted by additional pass through expenses and revenue taxes recovered in margins of $2.4 million and $0.6 million, respectively, compared to last year. Year-to-date results reflect a $3.0 million additional charge recorded in the second quarter of 2005 as the estimated impact of the disallowance of Ohio gas costs ordered by the PUCO. In the fourth quarter of 2004, the Company had previously recorded a charge of $1.5 million with respect to the matters raised in the order.

For the nine month period, weather was 9% warmer than normal and similar to the prior year and decreased margin an estimated $0.7 million compared to 2004. Gas sold and transported volumes were 2% lower for the nine months ended September 30, 2005 as compared to last year primarily due to reduced residential volumes. The average cost per dekatherm of gas purchased for the nine months ended September 30, 2005, was $7.79 compared to $6.76 in 2004.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004

Residential & commercial	$54.4	$45.5	$131.2	$120.2
Industrial	18.0	16.9	49.6	47.5
Municipalities & other	4.9	4.5	14.1	13.9
Total retail & firm wholesale	77.3	66.9	194.9	181.6
Asset optimization	3.3	4.3	15.1	9.6
Total electric utility margin	$80.6	$71.2	$210.0	$191.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $77.3 million and $194.9 million for the three and nine months ended September 30, 2005. This represents an increase over the prior year periods of $10.4 million and $13.3 million, respectively. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $5.4 million quarter over quarter and $11.5 million for the nine month period. Cooling weather for the quarter and nine months ended was 14% and 7% warmer than normal, respectively. Cooling weather, compared to last year, was 50% and 19% warmer for the three and nine months ended September 30, 2005, respectively. The estimated increase in margins due to weather was $5.0 million and $3.2 million for the three and nine month periods, respectively, compared to the prior year. Retail residential and commercial volumes sold increased 15 percent during the quarter and 3 percent for the nine month period. Industrial sales volumes sold increased 5 percent during the quarter and 2 percent for the nine month period. During the nine months ended September 30, 2005, volumes sold to residential, commercial, and industrial customers were 4,738.4 GWh compared to 4,596.1 GWh in 2004.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004
Beginning of Period Net Balance Sheet Position	$3.2	$2.2	$(0.6)	$(0.4)
Statement of Income Activity
Net mark-to-market (losses) gains realized	(1.4)	(1.8)	1.4	(1.0)
Net realized gains	4.7	6.1	13.7	10.6
Asset optimization margin	3.3	4.3	15.1	9.6
Net cash received & other adjustments	(4.9)	(6.8)	(12.9)	(9.5)
End of Period Net Balance Sheet Position	$1.6	$(0.3)	$1.6	$(0.3)

For the three and nine month periods ended September 30, net asset optimization margins were $3.3 million and $15.1 million, which represents a decrease for the quarter of $1.0 million and a year-to-date increase of $5.5 million, as compared to 2004. Increased retail load experienced during the three months ended September 30, 2005, reduced available wholesale capacity. The increase in year-to-date margin results primarily from an increase in available capacity and mark to market gains. The availability of excess capacity was reduced in 2004 by scheduled outages of owned generation related to the installation of environmental compliance equipment.

Operating Expenses

Other operating expenses for the three and nine months ended September 30, 2005, increased $6.9 million and $12.0 million, respectively, compared to 2004. The increases are primarily attributable to compensation and benefit costs increases, including allocated parent company costs for performance and share-based compensation, of $2.8 million for the quarter and $5.5 million year-to-date.  Amortization of rate case expenses, expenses associated with Ohio “Choice” and integrity management programs and expenses recovered directly in margin such as bad debt expense in Ohio and NOx related operating expenses increased $1.7 million during the quarter and $5.2 million year to date.  The quarter was also impacted by an additional $1.5 million of bad debt expense related to the Company’s Indiana service territories when compared to the prior year, bringing the year-to-date bad debt expense to $6.4 million in 2005, compared to $6.8 million in 2004.

Depreciation & Amortization

Depreciation expense increased $3.2 million and $9.7 million for the three and nine month periods ended September 30, 2005, as compared to 2004. In addition to depreciation on additions to plant in service, the increases were primarily due to incremental depreciation expense associated with environmental compliance equipment additions of $1.5 million for the quarter and $4.5 million for the year to date period, respectively,. Year-to-date 2004 was also $1.8 million lower due to an adjustment of Ohio depreciation rates and amortization of Indiana regulatory assets.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $0.5 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, compared to 2004. The year-to-date increase is primarily attributable to revenue taxes resulting from higher revenues.

Income Taxes

For the three and nine months ended September 30, 2005, Federal and state income taxes increased $2.8 million and $10.0 million, respectively, primarily due to higher pre-tax income.

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

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $250 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through September 30, 2005, capital investments approximating the level approved by the IURC have been made. Related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If approved, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. On October 20, 2005, the Company and the OUCC filed with the IURC a settlement agreement concerning the regulatory treatment and recovery of the investment required by this plan. If the settlement agreement is approved, the Company will recover a return on its capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism will operate similar to the rider used to recover NOx-related capital investments and operating expenses. The Company expects a final order from the IURC related to this settlement agreement before the end of 2005.

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

Normal Temperature Adjustment Settlement

On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana. The Indiana Office of Utility Consumer Counselor (OUCC) had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA. The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April peak heating season. These Indiana customer classes represent approximately 60-65% of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. The NTA will be applied to meters read and bills rendered after October 15, 2005. Each subsequent monthly bill for the seven month heating season will be adjusted using the NTA.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low income assistance program for the duration of the NTA or until a general rate case.

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

During the fourth quarter of 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold in the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the $4.5 million winter delivery service issue and the $3.8 million portfolio administration issue. VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. A schedule to file briefs with the court has yet to be determined. In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Indiana Decoupling/Conservation Filing

On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover the costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a decoupling mechanism. The decoupling mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case. The Company proposed that both the conservation tracker and decoupling mechanism begin before the end of 2005. A pre-hearing conference with regard to this matter has not been scheduled.

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

On August 8, 2005, comprehensive energy legislation, the Domenici - Barton Energy Policy Act of 2005 (Energy Act), was signed into law. Among other things, the Energy Act provides for the repeal of PUHCA effective six months after its enactment, in February 2006. The Energy Act gives the FERC the ability to regulate holding companies previously regulated by PUHCA. Although the Company cannot be certain how the FERC will implement any final regulations, such regulations, as they are currently proposed, are not expected to materially affect the Company’s financial position or operations.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee Utility Holdings debt. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2005, totaled $550.0 million and $248.0 million, respectively. Additionally, prior to Utility Holdings formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings operations have historically funded almost all of Vectren’s common stock dividends.

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at September 30, 2005, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO’s credit ratings on outstanding senior unsecured debt are A-/Baa1. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable and are categorized as investment grade. Standard and Poor’s revised its current outlook to stable from negative in January 2005 and in March 2005 revised SIGECO’s secured debt rating to A from A- and its unsecured debt to A- from BBB+. All other ratings are unchanged from December 31, 2004. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company’s operation. The Company’s equity component was 51% of total permanent capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both September 30, 2005, and December 31, 2004, respectively.

Financing Transactions

Long-term Borrowings
In anticipation of a debt issuance to occur in 2005 or early in 2006, Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $275 million aggregate principal amount of unsecured senior notes in October 2005 and has executed forward starting interest rate swaps with a notional value of $75 million that expire in December 2005. When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.

Short-term Borrowings
In response to higher natural gas prices, Utility Holdings increased its available consolidated short-term borrowing capacity to $520 million, a $165 million increase over previous levels.  In addition, Utility Holdings extended the maturity of its largest credit facility, which totals $515 million, through November, 2010.  The amendments were completed on November 10, 2005.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2005 and 2004, was $261.2 million and $218.8 million, respectively. The increase of $42.4 million is primarily the result of higher earnings, depreciation and favorable changes in working capital accounts, partially offset by deferred tax expense.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities was $120.3 million for the nine months ended September 30, 2005 compared to $44.1 million in 2004. Utility Holdings’ increased operating cash flow was used to fund the increased requirements, which includes the repayment of additional short-term borrowings.

Investing Cash Flow

Cash flow required for investing activities was $143.4 million for the nine months ended September 30, 2005 compared to $179.4 million in 2004. The decrease in requirements for investing activities reflects the completion of pollution control investments related to NOx compliance.

Available Sources of Liquidity

At September 30, 2005, the Company has $355.0 million of short-term borrowing capacity, of which approximately $107.0 million is available.  On November 10, 2005, the Company increased its short-term borrowing capacity to $520 million, as discussed above.

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2005 are estimated to be approximately $69.0 million.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words “believe”, “anticipate”, “endeavor,”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

•	Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
•	Increased natural gas commodity prices and the potential impact on customer consumption, uncollectible accounts expense, unaccounted for gas and interest expense.
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

Commodity prices for natural gas purchases are expected to increase for the 2005 - 2006 heating season, primarily due to tight supplies.  Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted.  However, it is reasonably possible that as a result of this near term change in the commodity price for natural gas the Company’s utility subsidiaries will experience increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold.

Additional information on market-related risks are set forth in Item 7A Qualitative and Quantitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc.  2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2005, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2005, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Notes 7, 8 and 9 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6. EXHIBITS

Exhibits

    12 Computation of Ratio of Earnings to Fixed Charges

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 10, 2005	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)