Form 10-Q
period 2006-05-08
VECTREN UTILITY HOLDINGS INC
filed 2006-05-08
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2006
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: P.O. Box 209 Evansville, Indiana 47702-0209	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MW: megawatts
APB: Accounting Principles Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
EITF: Emerging Issues Task Force	NOx: nitrogen oxide
FASB: Financial Accounting Standards Board	OCC: Ohio Office of the Consumer Counselor
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	SFAS: Statement of Financial Accounting Standards
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes
MMBTU: millions of British thermal units

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2006	2005

ASSETS

Current Assets
Cash & cash equivalents	$9.4	$11.7
Accounts receivable - less reserves of $3.3 &
$2.6, respectively	191.5	170.7
Receivables due from other Vectren companies	1.1	2.2
Accrued unbilled revenues	109.5	212.5
Inventories	74.1	126.2
Recoverable fuel & natural gas costs	2.2	15.4
Prepayments & other current assets	60.5	117.2
Total current assets	448.3	655.9

Utility Plant
Original cost	3,668.1	3,632.0
Less: accumulated depreciation & amortization	1,399.4	1,380.1
Net utility plant	2,268.7	2,251.9

Investments in unconsolidated affiliates	0.2	0.2
Other investments	20.7	21.0
Non-utility property - net	158.3	160.0
Goodwill - net	205.0	205.0
Regulatory assets	93.9	89.9
Other assets	7.2	7.3
TOTAL ASSETS	$3,202.3	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$50.1	$131.9
Accounts payable to affiliated companies	55.9	140.6
Payables to other Vectren companies	14.4	29.2
Refundable fuel & natural gas costs	16.2	7.6
Accrued liabilities	175.6	130.4
Short-term borrowings	131.6	226.9
Long-term debt subject to tender	-	53.7
Total current liabilities	443.8	720.3

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,051.5	997.8

Deferred Income Taxes & Other Liabilities
Deferred income taxes	279.0	275.5
Regulatory liabilities	281.0	272.9
Deferred credits & other liabilities	101.2	100.9
Total deferred credits & other liabilities	661.2	649.3

Commitments & Contingencies (Notes 6 - 8)

Common Shareholder's Equity
Common stock (no par value)	612.9	612.9
Retained earnings	431.7	406.9
Accumulated other comprehensive income	1.2	4.0
Total common shareholder's equity	1,045.8	1,023.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,202.3	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Gas utility	$572.7	$516.7
Electric utility	105.2	94.7
Other	0.4	0.2
Total operating revenues	678.3	611.6

OPERATING EXPENSES
Cost of gas sold	429.0	370.9
Fuel for electric generation	34.9	26.9
Purchased electric energy	3.2	2.3
Other operating	61.6	61.6
Depreciation & amortization	37.1	33.4
Taxes other than income taxes	22.8	21.8
Total operating expenses	588.6	516.9

OPERATING INCOME	89.7	94.7

OTHER INCOME - NET	0.9	2.2

INTEREST EXPENSE	20.0	16.9

INCOME BEFORE INCOME TAXES	70.6	80.0

INCOME TAXES	27.2	31.9

NET INCOME	$43.4	$48.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43.4	$48.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	37.1	33.4
Deferred income taxes & investment tax credits	4.2	1.6
Expense portion of pension & postretirement periodic benefit cost	1.0	1.1
Provision for uncollectible acccounts	2.9	2.0
Other non-cash charges - net	(0.5)	(2.4)
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	80.4	30.6
Inventories	48.3	15.0
Recoverable fuel & natural gas costs	21.8	35.4
Prepayments & other current assets	51.5	102.7
Accounts payable, including to Vectren companies
& affiliated companies	(178.2)	(94.2)
Accrued liabilities	41.1	69.3
Changes in noncurrent assets	(2.3)	2.7
Changes in noncurrent liabilities	8.0	(1.0)
Net cash flows from operating activities	158.7	244.3
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(18.6)	(19.9)
Redemption of preferred stock of subsidiary	-	(0.1)
Net change in short-term borrowings	(95.3)	(191.3)
Net cash flows from financing activities	(113.9)	(211.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Requirements for capital expenditures,
excluding AFUDC equity	(47.1)	(23.0)
Net cash flows from investing activities	(47.1)	(23.0)
Net change in cash & cash equivalents	(2.3)	10.0
Cash & cash equivalents at beginning of period	11.7	5.7
Cash & cash equivalents at end of period	$9.4	$15.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Nature of Operations

Vectren Utility Holdings, Inc. (Utility Holdings or the Company), an Indiana corporation, serves as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Vectren is an energy holding company headquartered in Evansville, Indiana. Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005.

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2005, filed March 2, 2006 on Form 10-K. Certain 2005 amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on reported net income. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515.0 million in short-term credit facilities, of which $130.9 million is outstanding at March 31, 2006, and Utility Holdings’ $700.0 million unsecured senior notes outstanding at March 31, 2006. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. However, Utility Holdings does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Statement of Income for the three months ended March 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$572.7	$-	$-	$572.7
Electric utility	105.2	-	-	105.2
Other	-	9.2	(8.8)	0.4
Total operating revenues	677.9	9.2	(8.8)	678.3
OPERATING EXPENSES
Cost of gas sold	429.0	-	-	429.0
Fuel for electric generation	34.9	-	-	34.9
Purchased electric energy	3.2	-	-	3.2
Other operating	69.1	-	(7.5)	61.6
Depreciation & amortization	31.8	5.3	-	37.1
Taxes other than income taxes	22.5	0.3	-	22.8
Total operating expenses	590.5	5.6	(7.5)	588.6
OPERATING INCOME	87.4	3.6	(1.3)	89.7
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	42.2	(42.2)	-
Other income (expense) – net	(0.1)	10.2	(9.2)	0.9
Total other income (expense)	(0.1)	52.4	(51.4)	0.9
Interest expense	17.2	13.2	(10.4)	20.0
INCOME BEFORE INCOME TAXES	70.1	42.8	(42.3)	70.6
Income taxes	27.9	(0.6)	(0.1)	27.2
NET INCOME	$42.2	$43.4	$(42.2)	$43.4

Condensed Consolidating Statement of Income for the three months ended March 31, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$516.7	$-	$-	$516.7
Electric utility	94.7	-	-	94.7
Other	-	9.1	(8.9)	0.2
Total operating revenues	611.4	9.1	(8.9)	611.6
OPERATING EXPENSES
Cost of gas sold	370.9	-	-	370.9
Fuel for electric generation	26.9	-	-	26.9
Purchased electric energy	2.3	-	-	2.3
Other operating	68.8	-	(7.2)	61.6
Depreciation & amortization	29.0	4.3	0.1	33.4
Taxes other than income taxes	21.5	0.2	0.1	21.8
Total operating expenses	519.4	4.5	(7.0)	516.9
OPERATING INCOME	92.0	4.6	(1.9)	94.7
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	46.4	(46.4)	-
Other income (expense) – net	(0.1)	9.5	(7.2)	2.2
Total other income (expense)	(0.1)	55.9	(53.6)	2.2
Interest expense	15.9	10.2	(9.2)	16.9
INCOME BEFORE INCOME TAXES	76.0	50.3	(46.3)	80.0
Income taxes	29.6	2.2	0.1	31.9
NET INCOME	$46.4	$48.1	$(46.4)	$48.1

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$151.4	$7.3	$-	$158.7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	20.0	-	(20.0)	-
Long-term debt - net of issuance costs & hedging proceeds	150.0	(150.0)	-	-
Requirements for:
Dividends to parent	(18.6)	(18.6)	18.6	(18.6)
Net change in short-term borrowings, including to other
Vectren companies	(263.2)	(83.1)	251.0	(95.3)
Net cash flows from financing activities	(111.8)	(251.7)	249.6	(113.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	18.6	(18.6)	-

Requirements for:
Capital expenditures, excluding AFUDC equity	(44.0)	(3.1)	-	(47.1)
Consolidated subsidiary investments	-	(20.0)	20.0	-
Net change in notes receivable to other Vectren companies	-	251.0	(251.0)	-
Net cash flows from investing activities	(44.0)	246.5	(249.6)	(47.1)
Net change in cash & cash equivalents	(4.4)	2.1		(2.3)
Cash & cash equivalents at beginning of period	11.0	0.7		11.7
Cash & cash equivalents at end of period	$6.6	$2.8	$-	$9.4

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$235.8	$8.5	$-	$244.3

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(19.9)	(19.9)	19.9	(19.9)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings, including to other
Vectren companies	(162.4)	(164.1)	135.2	(191.3)
Net cash flows from financing activities	(182.4)	(184.0)	155.1	(211.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	19.9	(19.9)	-

Requirements for:
Capital expenditures, excluding AFUDC equity	(14.9)	(8.1)	-	(23.0)
Net change in notes receivable to other Vectren companies	(26.9)	162.1	(135.2)	-
Net cash flows from investing activities	(41.8)	173.9	(155.1)	(23.0)
Net change in cash & cash equivalents	11.6	(1.6)		10.0
Cash & cash equivalents at beginning of period	4.7	1.0		5.7
Cash & cash equivalents at end of period	$16.3	$(0.6)	$-	$15.7

Condensed Consolidating Balance Sheet as of March 31, 2006 (in millions):
ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$6.6	$2.8	$-	$9.4
Accounts receivable - less reserves	191.5	-	-	191.5
Receivables due from other Vectren companies	13.1	37.0	(49.0)	1.1
Accrued unbilled revenues	109.5	-	-	109.5
Inventories	74.1	-	-	74.1
Recoverable fuel & natural gas costs	2.2	-	-	2.2
Prepayments & other current assets	58.6	12.3	(10.4)	60.5
Total current assets	455.6	52.1	(59.4)	448.3
Utility Plant
Original cost	3,668.1	-	-	3,668.1
Less: accumulated depreciation & amortization	1,399.4	-	-	1,399.4
Net utility plant	2,268.7	-	-	2,268.7
Investments in consolidated subsidiaries	-	1,125.8	(1,125.8)	-
Notes receivable from consolidated subsidiaries	-	593.1	(593.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.6	6.1	-	20.7
Non-utility property - net	5.0	153.3	-	158.3
Goodwill - net	205.0	-	-	205.0
Regulatory assets	87.2	6.7	-	93.9
Other assets	6.3	0.9	-	7.2
TOTAL ASSETS	$3,042.6	$1,938.0	$(1,778.3)	$3,202.3

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$47.7	$2.4	$-	$50.1
Accounts payable to affiliated companies	55.9	-	-	55.9
Payables to other Vectren companies	24.7	0.1	(10.4)	14.4
Refundable fuel & natural gas costs	16.2	-	-	16.2
Accrued liabilities	171.7	14.3	(10.4)	175.6
Short-term borrowings	0.7	130.9	-	131.6
Short-term borrowings from
other Vectren companies	25.7	12.9	(38.6)	-
Total current liabilities	342.6	160.6	(59.4)	443.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	353.6	697.9	-	1,051.5
Long-term debt due to VUHI	593.1	-	(593.1)	-
Total long-term debt - net	946.7	697.9	(593.1)	1,051.5
Deferred Income Taxes & Other Liabilities
Deferred income taxes	257.2	21.8	-	279.0
Regulatory liabilities	274.4	6.6	-	281.0
Deferred credits & other liabilities	95.9	5.3	-	101.2
Total deferred credits & other liabilities	627.5	33.7	-	661.2
Common Shareholder's Equity
Common stock (no par value)	756.3	612.9	(756.3)	612.9
Retained earnings	368.3	431.7	(368.3)	431.7
Accumulated other comprehensive income	1.2	1.2	(1.2)	1.2
Total common shareholder's equity	1,125.8	1,045.8	(1,125.8)	1,045.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,042.6	$1,938.0	$(1,778.3)	$3,202.3

Condensed Consolidating Balance Sheet as of December 31, 2005 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$11.0	$0.7	$-	$11.7
Accounts receivable - less reserves	170.6	0.1	-	170.7
Receivables due from other Vectren companies	0.9	294.7	(293.4)	2.2
Accrued unbilled revenues	212.5	-	-	212.5
Inventories	126.2	-	-	126.2
Recoverable fuel & natural gas costs	15.4	-	-	15.4
Prepayments & other current assets	104.1	13.7	(0.6)	117.2
Total current assets	640.7	309.2	(294.0)	655.9
Utility Plant
Original cost	3,631.6	0.4	-	3,632.0
Less: accumulated depreciation & amortization	1,380.1	-	-	1,380.1
Net utility plant	2,251.5	0.4	-	2,251.9
Investments in consolidated subsidiaries	-	1,085.0	(1,085.0)	-
Notes receivable from consolidated subsidiaries	-	443.1	(443.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.9	6.1	-	21.0
Non-utility property - net	5.1	154.9	-	160.0
Goodwill - net	205.0	-	-	205.0
Regulatory assets	83.1	6.8	-	89.9
Other assets	6.3	1.0	-	7.3
TOTAL ASSETS	$3,206.8	$2,006.5	$(1,822.1)	$3,391.2

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$125.7	$6.2	$-	$131.9
Accounts payable to affiliated companies	140.0	0.6	-	140.6
Payables to other Vectren companies	27.8	5.2	(3.8)	29.2
Refundable fuel & natural gas costs	7.6	-	-	7.6
Accrued liabilities	120.7	10.3	(0.7)	130.4
Short-term borrowings	-	226.9	-	226.9
Short-term borrowings from other Vectren companies	289.5	-	(289.5)	-
Current maturities of long-term debt	-	-	-	-
Long-term debt subject to tender	53.7	-	-	53.7
Total current liabilities	765.0	249.2	(294.0)	720.3
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	299.9	697.9	-	997.8
Long-term debt due to VUHI	443.1	-	(443.1)	-
Total long-term debt - net	743.0	697.9	(443.1)	997.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	251.6	23.9	-	275.5
Regulatory liabilities	266.2	6.8	-	272.9
Deferred credits & other liabilities	96.0	4.9	-	100.9
Total deferred credits & other liabilities	613.8	35.6	-	649.3
Common Shareholder's Equity
Common stock (no par value)	736.3	612.9	(736.3)	612.9
Retained earnings	344.7	406.9	(344.7)	406.9
Accumulated other comprehensive income	4.0	4.0	(4.0)	4.0
Total common shareholder's equity	1,085.0	1,023.8	(1,085.0)	1,023.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,206.8	$2,006.5	$(1,822.1)	$3,391.2

4.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for share-based compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Utility Holdings received corporate allocations totaling $20.1 million and $21.8 million for the three months ended March 31, 2006 and 2005, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. The Company has a letter agreement from the IURC for the price of coal that is charged by Fuels to SIGECO. Amounts paid for such purchases for the three months ended March 31, 2006 and 2005, totaled $31.2 million and $23.4 million, respectively.

Share-Based Incentive Plans
On January 1, 2006, the Company adopted SFAS 123R “Share Based Compensation” (SFAS 123R) using the modified prospective method. Prior to the adoption of SFAS 123R, the Company accounted for these programs using APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and its related interpretations. The effect of the adoption of SFAS 123R was not material to the Company’s operating results or financial condition.

Utility Holdings does not have share-based compensation plans separate from Vectren. An insignificant number of Utility Holdings’ employees participate in Vectren’s share-based compensation plans.

5.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s utilities and nonutility gas supply operations as well as Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Transactions with ProLiance
The Company contracted for approximately 75% of its natural gas purchases through ProLiance during the quarter ended March 31, 2006. In the quarter ended March 31, 2005, the Company contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2006 and 2005, totaled $226.7 million and $217.4 million, respectively. Amounts owed to ProLiance at March 31, 2006, and December 31, 2005, for those purchases were $51.4 million and $137.4 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

The Company received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Indiana utilities through March 2011.

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

7.	Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives.

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

8.	Rate & Regulatory Matters

Indiana and Ohio Lost Margin Recovery/Conservation Filing
On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover certain costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a lost margin recovery mechanism. This mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case.

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case.  A hearing before the IURC on the settlement should occur in late June.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and the settlement will now be considered by the PUCO.

If the agreements are approved, these efficiency programs would be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio decoupling settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters should be complete in June 2006.

In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold or delivered. In response to higher gas prices, the Company increased its utility-related credit facilities in November 2005.

9.	Segment Reporting

The Company’s operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. For the Utility Group’s other operations, net income is used as the measure of profitability. In total, there are three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

Information related to the Company’s business segments is summarized below:

	Three Months Ended March 31,
(In millions)	2006	2005
Revenues
Gas Utility Services	$572.7	$516.7
Electric Utility Services	105.2	94.7
Other Operations	9.2	9.1
Eliminations	(8.8)	(8.9)
Consolidated Revenues	$678.3	$611.6

Three Months Ended March 31,
(In millions)	2006	2005
Profitability Measure
Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$43.4	$45.1
Electric Utility Services	16.1	17.3
Total Regulated Operating Income	59.5	62.4
Regulated other income (expense) - net	(0.1)	(0.1)
Regulated interest expense & preferred dividends	(17.2)	(15.9)
Regulated Net Income	42.2	46.4
Other Operations Net Income	1.2	1.7
Consolidated Net Income	$43.4	$48.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Utility Holdings, Inc. (Utility Holdings or the Company), an Indiana corporation, serves as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Vectren is an energy holding company headquartered in Evansville, Indiana. Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005.

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

Utility earnings were $43.4 million for the three months ended March 31, 2006, compared to $48.1 million in the prior year. The $4.7 million decrease is primarily a result of a decline in customer usage, due largely to price sensitivity. Profits from the electric wholesale operations were also lower for the quarter. Additional revenue from the base rate increase implemented in the Company’s Ohio service territory offset cost increases in the quarter.

For the quarter ended March 31, 2006, heating weather 16 percent warmer than normal, and 10 percent warmer than the prior year, would have reduced first quarter 2006 margins by an estimated $12.5 million and by an estimated $7.7 million when compared to the same period last year, had the normal temperature adjustment (NTA) mechanism not been in place. The NTA mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter 2005 offset the impact of weather compared to the prior year and mitigated 60 to 65 percent of the negative impact of weather, or $7.9 million, compared to normal. Management estimates that the effect of weather on all utilities, including the NTA’s impact, was unfavorable $2.7 million after tax in 2006 and unfavorable $2.8 million after tax in 2005.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended March 31,
(In millions)	2006	2005

Gas utility revenues	$572.7	$516.7
Cost of gas sold	429.0	370.9
Total gas utility margin	$143.7	$145.8
Margin attributed to:
Residential & commercial customers	$124.7	$127.7
Industrial customers	14.9	15.6
Other	4.1	2.5
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	45.3	55.0
Industrial customers	25.5	26.8
Total sold & transported volumes	70.8	81.8

Gas Utility margins for the three months ended March 31, 2006, were $143.7 million, a slight decrease of $2.1 million, compared to the prior year. The base rate increase in the Company’s Ohio service territory, which was implemented in April of 2005, added revenues of $3.5 million in the quarter. This additional revenue was offset by other declines in gas margins, including the impact of price sensitive customer usage declines, net of customer growth. With the current outlook for continued high gas commodity prices, management expects some continued decline throughout 2006. If the conservation-oriented rate mechanisms discussed herein are approved in Indiana and Ohio, additional usage decline will be mitigated. It is estimated that weather 16 percent warmer than normal and 10 percent warmer than prior year would have decreased margins $7.7 million compared to the prior year; however, that impact was substantially offset by the effects of the NTA. The average cost per dekatherm of gas purchased for the three months ended March 31, 2006, was $10.64 compared to $7.29 in 2005.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

	Three Months Ended March 31,
(In millions)	2006	2005

Electric utility revenues	$105.2	$94.7
Fuel for electric generation	34.9	26.9
Purchased electric energy	3.2	2.3
Total electric utility margin	$67.1	$65.5
Margin attributed to:
Residential & commercial customers	$37.9	$37.1
Industrial customers	16.6	15.3
Municipalities & other	5.5	4.1
Subtotal: retail & firm wholesale	$60.0	$56.5
Asset optimization	$7.1	$9.0
Electric volumes sold in GWh attributed to:
Residential & commercial customers	657.0	665.9
Industrial customers	637.9	618.9
Municipalities & other	150.5	154.4
Total retail & firm wholesale volumes sold	1,445.4	1,439.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale margin for the three months ended March 31, 2006, was $60.0 million, an increase of $3.5 million when compared to 2005. Margin increased $2.6 million due to the increase in retail electric rates related to recovery of environmental compliance expenditures and related operating expenses. Large customer margin, driven primarily by higher volumes, increased an additional $0.5 million.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and beginning in April 2005, substantially all off-system sales occur into the MISO day-ahead market.

Following is a reconciliation of asset optimization activity:

	Three Months Ended March 31,
(In millions)	2006	2005
Beginning of Period Net Balance Sheet Position	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	2.5
Other unrealized gains/(losses)	0.4	-
Net realized gains	7.3	6.5
Net activity in electric utility margin	7.1	9.0
Net cash received & other adjustments	(7.2)	(6.0)
End of Period Net Balance Sheet Position	$1.2	$2.4

For the three months ended March 31, 2006, net asset optimization margins were $7.1 million, a decrease of $1.9 million compared to 2005. The decrease is due primarily to prior year mark-to-market gains and was partially offset by increased non-firm wholesale volumes sold off-system. Off system sales totaled 460.9 GWh in 2006, compared to 351.9 GWh in 2005.

Operating Expenses

For the three months ended March 31, 2006, other operating expenses were flat compared to the same period in 2005. Depreciation expense increased $3.7 million over the same period in 2005. Of that amount, $1.4 million relates to environmental compliance equipment placed into service in the second half of 2005, and the remainder is attributable to normal additions to utility plant. Taxes other than income taxes increased $1.0 million in 2006 compared to 2005, primarily due to increased collections of utility receipts and excise taxes due to higher revenues.

Other Income-Net

Total other income-net decreased $1.3 million in 2006 compared to 2005. In addition to volatility associated with investments that fund deferred compensation plans, the decrease reflects lower amounts of AFUDC as environmental compliance expenditures were placed in service in the second half of 2005.

Interest Expense

Interest expense increased $3.1 million in 2006 compared to 2005. The increase was primarily driven by rising interest rates and also includes the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Income Taxes

Federal and state income taxes decreased $4.7 million in 2006 compared to 2005. The decrease is primarily due to lower pre-tax income as compared to the prior year and the impact of an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives.

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

Rate and Regulatory Matters
Indiana and Ohio Lost Margin Recovery/Conservation Filing

On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover certain costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a lost margin recovery mechanism. This mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case.

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case.  A hearing before the IURC on the settlement should occur in late June.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and the settlement will now be considered by the PUCO.

If the agreements are approved, these efficiency programs would be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well; however, as part of the Ohio decoupling settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters should be complete in June 2006.

In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee Utility Holdings’ debt. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2006, totaled $700.0 million and $130.9 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings’ operations have historically funded almost all of Vectren’s common stock dividends.

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at March 31, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 50% and 49% of long-term capitalization at March 31, 2006, and December 31, 2005, respectively. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities decreased $85.6 million during the three months ended March 31, 2006, compared to 2005 primarily as a result of changes in working capital accounts, which is reflective of the impact of higher gas costs. Working capital changes generated cash of $64.9 million in 2006 compared to $158.8 million in 2005. The decrease resulting from working capital changes was partially offset by increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $113.9 million for the three months ended March 31, 2006, includes a net decrease of short-term borrowings of $95.3 million, $96.0 million less than amounts repaid during the three months ended March 31, 2005. The decreased debt repayments were principally the result of increased working capital requirements.

Investing Cash Flow

Cash flow required for investing activities was $47.1 million for the three months ended March 31, 2006, an increase of $24.1 million over the prior year. The increase is attributable to the timing of payments for capital expenditures.

Available Sources of Liquidity

At March 31, 2006, the Company has $520 million of short-term borrowing capacity, of which approximately $389 million is available.

In response to higher natural gas prices, Utility Holdings increased its available consolidated short-term borrowing capacity in the fourth quarter of 2005 to $520 million, a $165 million increase over previous levels. In addition, Utility Holdings extended the maturity of its largest credit facility, which totals $515 million, through November, 2010. The amendment was completed on November 10, 2005.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2006 are estimated to be approximately $200 million.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•
Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints..

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Utility Holdings 2005 Form 10-K and are therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

ITEM 1A. RISK FACTORS

These risks are not significantly different from the information set forth in Item 1A Risk Factors included in the Utility Holdings 2005 Form 10-K and are therefore not presented herein.
ITEM 6. EXHIBITS

Exhibits and Certifications

Exhibits

12. Ratio of Earnings to Fixed Charges

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

VECTREN UTILITY HOLINGS, INC
Registrant

May 8, 2006	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)