Form 10-Q
period 2006-06-30
VECTREN UTILITY HOLDINGS INC
filed 2006-08-11
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2006
Class	Number of Shares	Date

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19
3	Quantitative and Qualitative Disclosures About Market Risk	28
4	Controls and Procedures	28

	PART II. OTHER INFORMATION
1	Legal Proceedings	28
1A	Risk Factors	28
6	Exhibits	28
	Signatures	29

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NOx: nitrogen oxide
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / MMCF / BCF: thousands / millions / billions of cubic feet	SFAS: Statement of Financial Accounting Standards
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent Transmission System Operator	Throughput: combined gas sales and gas transportation volumes

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash & cash equivalents	$4.6	$11.7
Accounts receivable - less reserves of $3.7 &
$2.6, respectively	88.6	170.7
Receivables due from other Vectren companies	1.5	2.2
Accrued unbilled revenues	36.3	212.5
Inventories	112.1	126.2
Recoverable fuel & natural gas costs	-	15.4
Prepayments & other current assets	104.3	117.2
Total current assets	347.4	655.9

Utility Plant
Original cost	3,726.2	3,632.0
Less: accumulated depreciation & amortization	1,420.7	1,380.1
Net utility plant	2,305.5	2,251.9

Investments in unconsolidated affiliates	0.2	0.2
Other investments	20.7	21.0
Non-utility property - net	159.1	160.0
Goodwill	205.0	205.0
Regulatory assets	102.7	89.9
Other assets	7.6	7.3
TOTAL ASSETS	$3,148.2	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$59.6	$131.9
Accounts payable to affiliated companies	38.0	140.6
Payables to other Vectren companies	13.4	29.2
Refundable fuel & natural gas costs	34.9	7.6
Accrued liabilities	117.7	130.4
Short-term borrowings	130.4	226.9
Long-term debt subject to tender	-	53.7
Total current liabilities	394.0	720.3
Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,051.6	997.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	277.0	275.5
Regulatory liabilities	289.8	272.9
Deferred credits & other liabilities	101.8	100.9
Total deferred credits & other liabilities	668.6	649.3
Commitments & Contingencies (Notes 6 - 8)
Common Shareholder's Equity
Common stock (no par value)	612.9	612.9
Retained earnings	420.1	406.9
Accumulated other comprehensive income	1.0	4.0
Total common shareholder's equity	1,034.0	1,023.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,148.2	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES
Gas utility	$159.1	$186.0	$731.8	$702.7
Electric utility	96.0	96.9	201.2	191.6
Other	0.5	0.1	0.9	0.3
Total operating revenues	255.6	283.0	933.9	894.6

OPERATING EXPENSES
Cost of gas sold	88.5	116.3	517.5	487.2
Cost of fuel & purchased power	30.9	33.0	69.0	62.2
Other operating	59.6	59.2	121.2	120.8
Depreciation & amortization	37.7	34.5	74.8	67.9
Taxes other than income taxes	11.6	11.7	34.4	33.5
Total operating expenses	228.3	254.7	816.9	771.6

OPERATING INCOME	27.3	28.3	117.0	123.0

OTHER INCOME - NET	1.9	1.1	2.8	3.3
INTEREST EXPENSE	18.2	16.4	38.2	33.3
INCOME BEFORE INCOME TAXES	11.0	13.0	81.6	93.0
INCOME TAXES	3.9	5.2	31.1	37.1

NET INCOME	$7.1	$7.8	$50.5	$55.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50.5	$55.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	74.8	67.9
Deferred income taxes & investment tax credits	(0.5)	4.0
Expense portion of pension & postretirement periodic benefit cost	2.1	2.2
Provision for uncollectible acccounts	5.4	4.9
Other non-cash charges - net	3.2	(1.8)
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	253.6	182.0
Inventories	14.1	1.2
Recoverable fuel & natural gas costs	42.7	30.8
Prepayments & other current assets	6.2	47.3
Accounts payable, including to Vectren companies
& affiliated companies	(195.7)	(103.6)
Accrued liabilities	(23.0)	8.6
Changes in noncurrent assets	(12.6)	(3.7)
Changes in noncurrent liabilities	2.4	(7.2)
Net cash flows from operating activities	223.2	288.5
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(37.3)	(40.0)
Redemption of preferred stock of subsidiary	-	(0.1)
Net change in short-term borrowings	(96.5)	(167.3)
Net cash flows from financing activities	(133.8)	(207.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Requirements for:
Capital expenditures, excluding AFUDC - equity	(96.5)	(81.7)
Net cash flows from investing activities	(96.5)	(81.7)
Net decrease in cash & cash equivalents	(7.1)	(0.6)
Cash & cash equivalents at beginning of period	11.7	5.7
Cash & cash equivalents at end of period	$4.6	$5.1

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515.0 million in short-term credit facilities, of which $130.4 million is outstanding at June 30, 2006, and Utility Holdings’ $700.0 million unsecured senior notes outstanding at June 30, 2006. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. However, Utility Holdings does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$159.1	$-	$-	$159.1
Electric utility	96.0	-	-	96.0
Other	-	9.2	(8.7)	0.5
Total operating revenues	255.1	9.2	(8.7)	255.6
OPERATING EXPENSES
Cost of gas sold	88.5	-	-	88.5
Cost of fuel & purchased power	30.9	-	-	30.9
Other operating	67.9	-	(8.3)	59.6
Depreciation & amortization	32.3	5.4	-	37.7
Taxes other than income taxes	11.3	0.3	-	11.6
Total operating expenses	230.9	5.7	(8.3)	228.3
OPERATING INCOME	24.2	3.5	(0.4)	27.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	6.1	(6.1)	-
Other income (expense) – net	1.1	10.4	(9.6)	1.9
Total other income (expense) - net	1.1	16.5	(15.7)	1.9
Interest expense	15.8	12.4	(10.0)	18.2
INCOME BEFORE INCOME TAXES	9.5	7.6	(6.1)	11.0
Income taxes	3.4	0.5	-	3.9
NET INCOME	$6.1	$7.1	$(6.1)	$7.1

Consolidating Statement of Income for the three months ended June 30, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$186.0	$-	$-	$186.0
Electric utility	96.9	-	-	96.9
Other	-	9.1	(9.0)	0.1
Total operating revenues	282.9	9.1	(9.0)	283.0
OPERATING EXPENSES
Cost of gas sold	116.3	-	-	116.3
Cost of fuel & purchased power	33.0	-	-	33.0
Other operating	68.1	-	(8.9)	59.2
Depreciation & amortization	29.9	4.6	-	34.5
Taxes other than income taxes	11.5	0.2	-	11.7
Total operating expenses	258.8	4.8	(8.9)	254.7
OPERATING INCOME	24.1	4.3	(0.1)	28.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	5.3	(5.3)	-
Other income (expense) – net	0.7	9.3	(8.9)	1.1
Total other income (expense) - net	0.7	14.6	(14.2)	1.1
Interest expense	15.6	9.8	(9.0)	16.4
INCOME BEFORE INCOME TAXES	9.2	9.1	(5.3)	13.0
Income taxes	3.9	1.3	-	5.2
NET INCOME	$5.3	$7.8	$(5.3)	$7.8

Consolidating Statement of Income for the six months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$731.8	$-	$-	$731.8
Electric utility	201.2	-	-	201.2
Other	-	18.4	(17.5)	0.9
Total operating revenues	933.0	18.4	(17.5)	933.9
OPERATING EXPENSES
Cost of gas sold	517.5	-	-	517.5
Cost of fuel & purchased power	69.0	-	-	69.0
Other operating	136.9	-	(15.7)	121.2
Depreciation & amortization	64.2	10.6	-	74.8
Taxes other than income taxes	33.8	0.6	-	34.4
Total operating expenses	821.4	11.2	(15.7)	816.9
OPERATING INCOME	111.6	7.2	(1.8)	117.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	48.3	(48.3)	-
Other income (expense) – net	0.9	20.5	(18.6)	2.8
Total other income (expense) - net	0.9	68.8	(66.9)	2.8
Interest expense	33.0	25.6	(20.4)	38.2
INCOME BEFORE INCOME TAXES	79.5	50.4	(48.3)	81.6
Income taxes	31.2	(0.1)	-	31.1
NET INCOME	$48.3	$50.5	$(48.3)	$50.5

Consolidating Statement of Income for the six months ended June 30, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$702.7	$-	$-	$702.7
Electric utility	191.6	-	-	191.6
Other	-	18.2	(17.9)	0.3
Total operating revenues	894.3	18.2	(17.9)	894.6
OPERATING EXPENSES
Cost of gas sold	487.2	-	-	487.2
Cost of fuel & purchased power	62.2	-	-	62.2
Other operating	136.9	-	(16.1)	120.8
Depreciation & amortization	58.9	9.0	-	67.9
Taxes other than income taxes	33.0	0.5	-	33.5
Total operating expenses	778.2	9.5	(16.1)	771.6
OPERATING INCOME	116.1	8.7	(1.8)	123.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	51.7	(51.7)	-
Other income (expense) – net	0.7	18.9	(16.3)	3.3
Total other income (expense) - net	0.7	70.6	(68.0)	3.3
Interest expense	31.5	19.9	(18.1)	33.3
INCOME BEFORE INCOME TAXES	85.3	59.4	(51.7)	93.0
Income taxes	33.6	3.5	-	37.1
NET INCOME	$51.7	$55.9	$(51.7)	$55.9

Consolidating Statement of Cash Flows for the six months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$210.2	$13.0	$-	$223.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	20.0	-	(20.0)	-
Long-term Debt - net of issuance costs & hedging proceeds	150.0	-	(150.0)	-
Requirements for:
Dividends to parent	(37.3)	(37.3)	37.3	(37.3)
Net change in short-term borrowings	(264.6)	(80.5)	248.6	(96.5)
Net cash flows from financing activities	(131.9)	(117.8)	115.9	(133.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	37.3	(37.3)	-
Requirements for:
Capital expenditures, excluding AFUDC equity	(86.8)	(9.7)	-	(96.5)
Consolidated subsidiary investments	-	(170.0)	170.0	-
Net change in notes receivable to other Vectren companies	-	248.6	(248.6)	-
Net cash flows from investing activities	(86.8)	106.2	(115.9)	(96.5)
Net decrease in cash & cash equivalents	(8.5)	1.4		(7.1)
Cash & cash equivalents at beginning of period	11.0	0.7		11.7
Cash & cash equivalents at end of period	$2.5	$2.1	$-	$4.6

Consolidating Statement of Cash Flows for the six months ended June 30, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$270.6	$17.9	$-	$288.5

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(40.0)	(40.0)	40.0	(40.0)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings	(138.4)	(135.9)	107.0	(167.3)
Net cash flows from financing activities	(178.5)	(175.9)	147.0	(207.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	40.0	(40.0)	-
Requirements for:
Capital expenditures, excluding AFUDC equity	(61.6)	(20.1)	-	(81.7)
Net change in notes receivable to other Vectren companies	(31.1)	138.1	(107.0)	-
Net cash flows from investing activities	(92.7)	158.0	(147.0)	(81.7)
Net decrease in cash & cash equivalents	(0.6)	-		(0.6)
Cash & cash equivalents at beginning of period	4.7	1.0		5.7
Cash & cash equivalents at end of period	$4.1	$1.0	$-	$5.1

Consolidating Balance Sheet as of June 30, 2006 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$2.5	$2.1	$-	$4.6
Accounts receivable - less reserves	88.6	-	-	88.6
Receivables due from other Vectren companies	17.4	35.2	(51.1)	1.5
Accrued unbilled revenues	36.3	-	-	36.3
Inventories	112.1	-	-	112.1
Recoverable fuel & natural gas costs	-	-	-	-
Prepayments & other current assets	90.7	15.3	(1.7)	104.3
Total current assets	347.6	52.6	(52.8)	347.4
Utility Plant
Original cost	3,726.2	-	-	3,726.2
Less: accumulated depreciation & amortization	1,420.7	-	-	1,420.7
Net utility plant	2,305.5	-	-	2,305.5
Investments in consolidated subsidiaries	-	1,113.1	(1,113.1)	-
Notes receivable from consolidated subsidiaries	-	593.1	(593.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.6	6.1	-	20.7
Non-utility property - net	4.6	154.5	-	159.1
Goodwill	205.0	-	-	205.0
Regulatory assets	96.1	6.6	-	102.7
Other assets	6.8	0.8	-	7.6
TOTAL ASSETS	$2,980.4	$1,926.8	$(1,759.0)	$3,148.2
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$56.4	$3.2	$-	$59.6
Accounts payable to affiliated companies	37.7	0.3	-	38.0
Payables to other Vectren companies	23.5	0.1	(10.2)	13.4
Refundable fuel & natural gas costs	34.9	-	-	34.9
Accrued liabilities	109.5	9.9	(1.7)	117.7
Short-term borrowings	-	130.4	-	130.4
Short-term borrowings from
other Vectren companies	24.9	16.0	(40.9)	-
Total current liabilities	286.9	159.9	(52.8)	394.0
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	353.5	698.1	-	1,051.6
Long-term debt due to Utility Holdings	593.1	-	(593.1)	-
Total long-term debt - net	946.6	698.1	(593.1)	1,051.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	255.4	21.6	-	277.0
Regulatory liabilities	281.9	7.9	-	289.8
Deferred credits & other liabilities	96.5	5.3	-	101.8
Total deferred credits & other liabilities	633.8	34.8	-	668.6
Common Shareholder's Equity
Common stock (no par value)	756.3	612.9	(756.3)	612.9
Retained earnings	355.8	420.1	(355.8)	420.1
Accumulated other comprehensive income	1.0	1.0	(1.0)	1.0
Total common shareholder's equity	1,113.1	1,034.0	(1,113.1)	1,034.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$2,980.4	$1,926.8	$(1,759.0)	$3,148.2

Consolidating Balance Sheet as of December 31, 2005 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$11.0	$0.7	$-	$11.7
Accounts receivable - less reserves	170.6	0.1	-	170.7
Receivables due from other Vectren companies	0.9	294.7	(293.4)	2.2
Accrued unbilled revenues	212.5	-	-	212.5
Inventories	126.2	-	-	126.2
Recoverable fuel & natural gas costs	15.4	-	-	15.4
Prepayments & other current assets	104.1	13.7	(0.6)	117.2
Total current assets	640.7	309.2	(294.0)	655.9
Utility Plant
Original cost	3,631.6	0.4	-	3,632.0
Less: accumulated depreciation & amortization	1,380.1	-	-	1,380.1
Net utility plant	2,251.5	0.4	-	2,251.9
Investments in consolidated subsidiaries	-	1,085.0	(1,085.0)	-
Notes receivable from consolidated subsidiaries	-	443.1	(443.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.9	6.1	-	21.0
Non-utility property - net	5.1	154.9	-	160.0
Goodwill	205.0	-	-	205.0
Regulatory assets	83.1	6.8	-	89.9
Other assets	6.3	1.0	-	7.3
TOTAL ASSETS	$3,206.8	$2,006.5	$(1,822.1)	$3,391.2
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$125.7	$6.2	$-	$131.9
Accounts payable to affiliated companies	140.0	0.6	-	140.6
Payables to other Vectren companies	27.8	5.2	(3.8)	29.2
Refundable fuel & natural gas costs	7.6	-	-	7.6
Accrued liabilities	120.7	10.3	(0.7)	130.4
Short-term borrowings	-	226.9	-	226.9
Short-term borrowings from
other Vectren companies	289.5	-	(289.5)	0.0
Long-term debt subject to tender	53.7	-	-	53.7
Total current liabilities	765.0	249.2	(294.0)	720.3
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	299.9	697.9	-	997.8
Long-term debt due to Utility Holdings	443.1	-	(443.1)	-
Total long-term debt - net	743.0	697.9	(443.1)	997.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	251.6	23.9	-	275.5
Regulatory liabilities	266.2	6.8	-	272.9
Deferred credits & other liabilities	96.0	4.9	-	100.9
Total deferred credits & other liabilities	613.8	35.6	-	649.3
Common Shareholder's Equity
Common stock (no par value)	736.3	612.9	(736.3)	612.9
Retained earnings	344.7	406.9	(344.7)	406.9
Accumulated other comprehensive income	4.0	4.0	(4.0)	4.0
Total common shareholder's equity	1,085.0	1,023.8	(1,085.0)	1,023.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	3,206.8	2,006.5	(1,822.1)	3,391.2

4.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company including legal, finance, tax, risk management and human resources, which includes charges for share-based compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Utility Holdings received corporate allocations totaling $20.5 million and $21.1 million for the three months ended June 30, 2006 and 2005, respectively. Utility Holdings received corporate allocations totaling $40.6 million and $43.0 million for the six months ended June 30, 2006 and 2005, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. The Company has a letter agreement from the IURC regarding the price of coal that is charged by Fuels to SIGECO. Amounts paid for such purchases for the three months ended June 30, 2006 and 2005, totaled $31.2 million and $24.7 million, respectively. Amounts paid for such purchases for the six months ended June 30, 2006 and 2005, totaled $62.5 million and $48.1 million, respectively.

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

Transactions with ProLiance
The Company contracted for approximately 72% of its natural gas purchases through ProLiance during the six months ended June 30, 2006. In the period ended June 30, 2005, the Company contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2006 and 2005, totaled $117.3 million and $192.8 million, respectively, and for the six months ended June 30, 2006 and 2005, totaled $344.0 million and $410.2 million, respectively. Amounts owed to ProLiance at June 30, 2006, and December 31, 2005, for those purchases were $34.9 million and $137.4 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of June 30, 2006, the Company has made capital investments of approximately $15.3 million related to this initiative.

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

Indiana and Ohio Lost Margin Recovery/Conservation Filings
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

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program to be implemented at both Indiana Gas and SIGECO. Further, as part of the settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case. A hearing before the IURC on the settlement occurred on July 18, 2006, post-hearing filings will be completed in August 2006 and an order is anticipated during the fourth quarter.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and an order by the PUCO is expected in the third quarter.

If the agreements are approved, these efficiency programs should be available to customers before the 2006 winter heating season.

Gas Cost Recovery (GCR) Audit Proceedings
On June 14, 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two year audit period ended November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The disallowance includes approximately $1.3 million relating to pipeline refunds and penalties and approximately $4.5 million of costs for winter delivery services purchased by VEDO to ensure reliability over the two year period. The PUCO also held that ProLiance should have credited to VEDO an additional $3.8 million more than credits actually received for the right to use VEDO’s gas transportation capacity periodically during the periods when it was not required for serving VEDO’s customers. The PUCO also directed VEDO to either submit its receipt of portfolio administration services to a request for proposal process or to in-source those functions. During 2003, the Company recorded a reserve of $1.1 million for this matter. An additional pretax charge of $4.2 million was recorded in Cost of Gas Sold in 2005, of which $3.0 million was recorded in June 2005. The reserve reflects management’s assessment of the impact of the PUCO decisions, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio lost margin/conservation settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters were completed by July 31, 2006.

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

9.	Impact of Recently Issued Accounting Guidance

FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Revenues
Gas Utility Services	$159.1	$186.0	$731.8	$702.7
Electric Utility Services	96.0	96.9	201.2	191.6
Other Operations	9.2	9.1	18.4	18.2
Eliminations	(8.7)	(9.0)	(17.5)	(17.9)
Consolidated Revenues	$255.6	$283.0	$933.9	$894.6

Profitability Measure
Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$6.5	$5.7	$49.9	$50.8
Electric Utility Services	14.4	14.5	30.5	31.8
Total Regulated Operating Income	20.9	20.2	80.4	82.6
Regulated other income - net	1.0	0.3	0.9	0.2
Regulated interest expense & preferred dividends	(15.8)	(15.2)	(33.0)	(31.1)
Regulated Net Income	6.1	5.3	48.3	51.7
Other Operations Net Income	1.0	2.5	2.2	4.2
Consolidated Net Income	$7.1	$7.8	$50.5	$55.9

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

Earnings were $7.1 million for the three months ended June 30, 2006, compared to $7.8 million in the prior year quarter and $50.5 million for the six months ended June 30, 2006, compared to $55.9 million in 2005. The $0.7 million quarter over quarter decrease, as well as the year over year $5.4 million decrease, is primarily a result of a decline in customer usage, due largely to price sensitivity. Higher depreciation and interest costs largely offset margin increases associated with higher gas base rate revenues, a 2005 second quarter Ohio gas cost disallowance, and higher electric revenues associated with recovery of pollution control investments. Both quarterly and year to date results also reflect lower wholesale power marketing margins compared to the prior year period due largely to mark-to-market gains recognized in 2005. Warmer than normal weather, net of the normal temperature adjustment (NTA) mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005, had a minimal impact compared to the prior year periods. Year to date, management estimates the effect of weather on all utilities, net of the NTA’s impact, was unfavorable $3.0 million after tax in 2006 and unfavorable $3.6 million after tax in 2005.

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

Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Gas utility revenues	$159.1	$186.0	$731.8	$702.7
Cost of gas sold	88.5	116.3	517.5	487.2
Total gas utility margin	$70.6	$69.7	$214.3	$215.5
Margin attributed to:
Residential & Commercial	$57.0	$57.9	$181.7	$185.6
Industrial	9.8	9.7	24.7	25.3
Other	3.8	2.1	7.9	4.6
Sold & transported volumes in MMDth attributed to:
To residential & commercial customers	11.4	13.5	56.7	68.5
To industrial customers	18.0	19.2	43.5	46.0
Total sold & transported volumes	29.4	32.7	100.2	114.5

Even though warm weather and price sensitivity negatively impacted usage and tracked expenses recovered dollar for dollar in margin have decreased, gas utility margins are generally flat compared to the prior year periods. During the three and six months ended June 30, 2006, margin decreases were offset by base rate increases implemented in the Company’s Ohio service territory, a $3.0 million disallowance of Ohio gas costs reflected in the second quarter of 2005, and the effects of the NTA. With the current outlook for continued high gas commodity prices, management expects continued usage decline throughout 2006. If the conservation-oriented rate mechanisms discussed below are approved in Indiana and Ohio, the impact on margin of additional usage decline will be mitigated. The average cost per dekatherm of gas purchased for the six months ended June 30, 2006, was $9.35 compared to $7.41 in 2005, an increase of 26 percent.

For the three and six months ended June 30, 2006 compared to 2005, incremental revenues associated with gas base rate increases increased margin approximately $0.7 million and $4.2 million, respectively. For the six months ended June 30, 2006, it is estimated that weather 17 percent warmer than normal and 10 percent warmer than prior year would have decreased margins $8.2 million compared to the prior year, had the NTA not been in effect. Weather, net of the NTA, increased margins $1.2 million quarter over quarter and increased margins $1.6 million year over year. Further, for the three and six months ended June 30, 2006, margin associated with tracked expenses and revenue taxes decreased $0.9 million and $1.9 million, respectively.

Electric Utility Margin (Electric Utility Revenues less Cost of Fuel & Purchased Power)
Electric Utility margin by revenue type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Electric utility revenues	$96.0	$96.9	$201.2	$191.6
Cost of fuel & purchased power	30.9	33.0	69.0	62.2
Total electric utility margin	$65.1	$63.9	$132.2	$129.4
Residential & commercial	$38.4	$39.7	$76.3	$76.8
Industrial	17.9	16.3	34.5	31.6
Municipalities & other	6.8	5.1	12.3	9.2
Subtotal: retail & firm wholesale	$63.1	$61.1	$123.1	$117.6
Asset optimization	$2.0	$2.8	$9.1	$11.8

Electric volumes sold in GWh attributed to:
Residential & commercial customers	648.4	665.5	1,305.4	1,331.4
Industrial customers	671.3	651.1	1,309.2	1,270.0
Municipalities & other	161.3	173.7	311.8	328.1
Total retail & firm wholesale volumes sold	1,481.0	1,490.3	2,926.4	2,929.5

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $63.1 million and $123.1 million for the three and six months ended June 30, 2006. This represents an increase over the prior year periods of $2.0 million and $5.5 million, respectively. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $1.4 million quarter over quarter and $4.0 million year over year. Large customer margin, driven primarily by higher volumes, increased an additional $1.4 million in the quarter and $1.9 million year to date compared to the prior year periods. These increases were partially offset by mild weather and other factors. The estimated decrease in margin due to weather was $0.3 million and $0.5 million for the three and six month periods, respectively, compared to the prior year.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and beginning in April 2005, substantially all off-system sales occur into the MISO day-ahead market. Following is a reconciliation of asset optimization activity.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Beginning of Period Net Balance Sheet Position	$1.2	$2.4	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	0.3	(1.2)	2.8
Other unrealized losses	(0.5)	-	(0.1)	-
Net realized gains	3.1	2.5	10.4	9.0
Net activity in electric utility margin	2.0	2.8	9.1	11.8
Net cash received & other adjustments	(1.1)	(2.0)	(8.3)	(8.0)
End of Period Net Balance Sheet Position	$2.1	$3.2	$2.1	$3.2

For the three and six month periods ended June 30 2006, net asset optimization margins were $2.0 million and $9.1 million, which represents a decrease of $0.8 million and $2.7 million, as compared to 2005. The decrease was due primarily to prior year mark-to-market gains which were partially offset by increased margin from non-firm wholesale volumes sold off-system. Year to date off-system sales totaled 648.3 GWh in 2006, compared to 548.0 GWh in 2005.

Operating Expenses

Other operating expenses for both the three and six months ended June 30, 2006, increased only $0.4 million compared to 2005. Though largely offset by other cost decreases, for the three and six months ended June 30, 2006, bad debt expense in the Company’s Indiana service territories increased $1.5 million and $2.4 million, respectively, due in part to higher gas costs.

Depreciation & Amortization

Depreciation expense increased $3.2 million and $6.9 million for the three and six month periods ended June 30, 2006, as compared to 2005. In addition to depreciation on additions to plant in service, incremental depreciation expense associated with environmental compliance equipment placed into service in 2005 of $1.0 million for the quarter and $2.4 million for the year to date period also contributed to the increase.

Interest Expense

For the three and six months ended June 30, 2006, interest expense increased $1.8 million and $4.9 million, respectively, compared to the prior year periods. The increases are primarily driven by rising interest rates and also include the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Income Taxes

For the three and six months ended June 30, 2006, federal and state income taxes decreased $1.3 million and $6.0 million, respectively, compared to the prior year periods. The decreases are primarily due to lower pre-tax income as compared to the prior year. Year to date results also reflect the impact of an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of June 30, 2006, the Company has made capital investments of approximately $15.3 million related to this initiative.

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

Rate & Regulatory Matters

Indiana and Ohio Lost Margin Recovery/Conservation Filings

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

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program to be implemented at both Indiana Gas and SIGECO. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case. A hearing before the IURC on the settlement occurred on July 18, 2006, post-hearing filings will be completed in August 2006 and an order is anticipated during the fourth quarter.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and an order by the PUCO is expected in the third quarter.

If the agreements are approved, these efficiency programs should be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio lost margin/conservation settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters were completed by July 31, 2006.

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

Impact of Recently Issued Accounting Guidance

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee Utility Holdings debt. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2006, totaled $700.0 million and $130.4 million, respectively. Additionally, prior to Utility Holdings formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings operations have historically funded almost all of Vectren’s common stock dividends.

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at June 30, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 50% and 49% of long-term capitalization at June 30, 2006, and December 31, 2005, respectively. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities decreased $65.3 million during the six months ended June 30, 2006, compared to 2005 primarily as a result of changes in working capital accounts, which is reflective of the impact of higher gas costs. Working capital changes generated cash of $97.9 million in 2006 compared to $166.3 million in 2005. The decrease resulting from working capital changes was partially offset by increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $133.8 million for the six months ended June 30, 2006, includes a net decrease of short-term borrowings of $96.5 million, $70.8 million less than amounts repaid during the six months ended June 30, 2005. The decreased debt repayments were principally the result of increased working capital requirements.

Investing Cash Flow

Cash flow required for investing activities was $96.5 million for the six months ended June 30, 2006, an increase of $14.8 million over the prior year. The increase is attributable to the timing of payments for capital expenditures.

Available Sources of Liquidity

At June 30, 2006, the Company has $520.0 million of short-term borrowing capacity, of which approximately $389.6 million is available.

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

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2006 are estimated to be approximately $133 million.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company’s 2005 Form 10-K and are therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 11, 2006	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)