Form 10-Q
period 2006-09-30
VECTREN UTILITY HOLDINGS INC
filed 2006-11-13
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2006
Class	Number of Shares	Date

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash & cash equivalents	$2.9	$11.7
Accounts receivable - less reserves of $3.1 &
$2.6, respectively	70.0	170.7
Receivables due from other Vectren companies	0.4	2.2
Accrued unbilled revenues	35.6	212.5
Inventories	165.1	126.2
Recoverable fuel & natural gas costs	-	15.4
Prepayments & other current assets	137.9	117.2
Total current assets	411.9	655.9

Utility Plant
Original cost	3,777.7	3,632.0
Less: accumulated depreciation & amortization	1,441.0	1,380.1
Net utility plant	2,336.7	2,251.9

Investments in unconsolidated affiliates	0.2	0.2
Other investments	20.9	21.0
Non-utility property - net	161.8	160.0
Goodwill - net	205.0	205.0
Regulatory assets	112.8	89.9
Other assets	13.4	7.3
TOTAL ASSETS	$3,262.7	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$110.3	$131.9
Accounts payable to affiliated companies	30.7	140.6
Payables to other Vectren companies	15.6	29.2
Refundable fuel & natural gas costs	24.1	7.6
Accrued liabilities	104.5	130.4
Short-term borrowings	227.6	226.9
Long-term debt subject to tender	-	53.7
Total current liabilities	512.8	720.3

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,051.7	997.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	279.8	275.5
Regulatory liabilities	289.4	272.9
Deferred credits & other liabilities	107.2	100.9
Total deferred credits & other liabilities	676.4	649.3

Commitments & Contingencies (Notes 7 - 9)

Common Shareholder's Equity
Common stock (no par value)	612.9	612.9
Retained earnings	408.0	406.9
Accumulated other comprehensive income	0.9	4.0
Total common shareholder's equity	1,021.8	1,023.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,262.7	$3,391.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Gas utility revenues	$116.8	$136.8	$848.6	$839.5
Electric utility revenues	123.2	128.7	324.4	320.3
Other revenues	0.5	0.2	1.4	0.5
Total operating revenues	240.5	265.7	1,174.4	1,160.3

OPERATING EXPENSES
Cost of gas sold	59.9	81.6	577.4	568.8
Cost of fuel & purchased power	46.8	48.1	115.8	110.3
Other operating	61.6	58.9	182.8	179.7
Depreciation & amortization	38.0	36.3	112.8	104.2
Taxes other than income taxes	10.5	10.1	44.9	43.6
Total operating expenses	216.8	235.0	1,033.7	1,006.6

OPERATING INCOME	23.7	30.7	140.7	153.7

Other income - net	2.0	1.3	4.8	4.6

Interest expense	19.2	17.5	57.4	50.8

INCOME BEFORE INCOME TAXES	6.5	14.5	88.1	107.5
Income taxes	-	5.6	31.1	42.7

NET INCOME	$6.5	$8.9	$57.0	$64.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57.0	$64.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	112.8	104.2
Deferred income taxes & investment tax credits	(0.4)	4.6
Expense portion of pension & postretirement periodic benefit cost	3.1	3.2
Provision for uncollectible acccounts	11.2	10.4
Other non-cash charges - net	1.6	0.6
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	268.2	179.4
Inventories	(38.9)	(16.1)
Recoverable fuel & natural gas costs	31.9	5.3
Prepayments & other current assets	(27.4)	(27.9)
Accounts payable, including to Vectren companies
& affiliated companies	(145.0)	(60.7)
Accrued liabilities	(36.5)	(9.5)
Changes in noncurrent assets	(23.1)	(8.1)
Changes in noncurrent liabilities	-	(3.7)
Net cash flows from operating activities	214.5	246.5
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(55.9)	(60.0)
Redemption of preferred stock of subsidiary	-	(0.1)
Net change in short-term borrowings	0.7	(60.2)
Net cash flows from financing activities	(55.2)	(120.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	-
Requirements for:
Capital expenditures, excluding AFUDC-equity	(168.2)	(128.7)
Net cash flows from investing activities	(168.1)	(128.7)
Net decrease in cash & cash equivalents	(8.8)	(2.5)
Cash & cash equivalents at beginning of period	11.7	5.7
Cash & cash equivalents at end of period	$2.9	$3.2

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO, are guarantors of Utility Holdings’ $515.0 million in short-term credit facilities, of which $227.6 million is outstanding at September 30, 2006, and Utility Holdings’ $700.0 million unsecured senior notes outstanding at September 30, 2006. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. However, as described in Note 1, Utility Holdings does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Consolidating Statement of Income for the three months ended September 30, 2006 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$116.8	$-	$-	$116.8
Electric utility revenues	123.2	-	-	123.2
Other revenues	-	9.2	(8.7)	0.5
Total operating revenues	240.0	9.2	(8.7)	240.5
OPERATING EXPENSES
Cost of gas sold	59.9	-	-	59.9
Cost of fuel & purchased power	46.8	-	-	46.8
Other operating	69.9	-	(8.3)	61.6
Depreciation & amortization	32.4	5.5	0.1	38.0
Taxes other than income taxes	10.2	0.3	-	10.5
Total operating expenses	219.2	5.8	(8.2)	216.8
OPERATING INCOME	20.8	3.4	(0.5)	23.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	4.0	(4.0)	-
Other income (expense) – net	1.3	10.6	(9.9)	2.0
Total other income (expense) - net	1.3	14.6	(13.9)	2.0
Interest expense	16.4	13.2	(10.4)	19.2
INCOME BEFORE INCOME TAXES	5.7	4.8	(4.0)	6.5
Income taxes	1.7	(1.7)	-	-
NET INCOME	$4.0	$6.5	$(4.0)	$6.5

Consolidating Statement of Income for the three months ended September 30, 2005 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$136.8	$-	$-	$136.8
Electric utility revenues	128.7	-	-	128.7
Other revenues	-	8.9	(8.7)	0.2
Total operating revenues	265.5	8.9	(8.7)	265.7
OPERATING EXPENSES
Cost of gas sold	81.6	-	-	81.6
Cost of fuel & purchased power	48.1	-	-	48.1
Other operating	67.5	-	(8.6)	58.9
Depreciation & amortization	31.1	5.1	0.1	36.3
Taxes other than income taxes	9.9	0.2	-	10.1
Total operating expenses	238.2	5.3	(8.5)	235.0
OPERATING INCOME	27.3	3.6	(0.2)	30.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	7.0	(7.0)	-
Other income (expense) – net	0.9	9.3	(8.9)	1.3
Total other income (expense) - net	0.9	16.3	(15.9)	1.3
Interest expense	16.3	10.6	(9.4)	17.5
INCOME BEFORE INCOME TAXES	11.9	9.3	(6.7)	14.5
Income taxes	4.9	0.4	0.3	5.6
NET INCOME	$7.0	$8.9	$(7.0)	$8.9

Consolidating Statement of Income for the nine months ended September 30, 2006 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$848.6	$-	$-	$848.6
Electric utility revenues	324.4	-	-	324.4
Other revenues	-	27.5	(26.1)	1.4
Total operating revenues	1,173.0	27.5	(26.1)	1,174.4
OPERATING EXPENSES
Cost of gas sold	577.4	-	-	577.4
Cost of fuel & purchased power	115.8	-	-	115.8
Other operating	206.9	-	(24.1)	182.8
Depreciation & amortization	96.6	16.1	0.1	112.8
Taxes other than income taxes	44.0	0.8	0.1	44.9
Total operating expenses	1,040.7	16.9	(23.9)	1,033.7
OPERATING INCOME	132.3	10.6	(2.2)	140.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	52.3	(52.3)	-
Other income (expense) – net	2.2	31.1	(28.5)	4.8
Total other income (expense) - net	2.2	83.4	(80.8)	4.8
Interest expense	49.3	38.8	(30.7)	57.4
INCOME BEFORE INCOME TAXES	85.2	55.2	(52.3)	88.1
Income taxes	32.9	(1.8)	-	31.1
NET INCOME	$52.3	$57.0	$(52.3)	$57.0

Consolidating Statement of Income for the nine months ended September 30, 2005 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$839.5	$-	$-	$839.5
Electric utility revenues	320.3	-	-	320.3
Other revenues	-	27.1	(26.6)	0.5
Total operating revenues	1,159.8	27.1	(26.6)	1,160.3
OPERATING EXPENSES
Cost of gas sold	568.8	-	-	568.8
Cost of fuel & purchased power	110.3	-	-	110.3
Other operating	204.5	-	(24.8)	179.7
Depreciation & amortization	90.0	14.0	0.2	104.2
Taxes other than income taxes	42.9	0.7	-	43.6
Total operating expenses	1,016.5	14.7	(24.6)	1,006.6
OPERATING INCOME	143.3	12.4	(2.0)	153.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	58.7	(58.7)	-
Other income (expense) – net	1.7	28.1	(25.2)	4.6
Total other income (expense) - net	1.7	86.8	(83.9)	4.6
Interest expense	47.8	30.5	(27.5)	50.8
INCOME BEFORE INCOME TAXES	97.2	68.7	(58.4)	107.5
Income taxes	38.5	3.9	0.3	42.7
NET INCOME	$58.7	$64.8	$(58.7)	$64.8

Consolidating Statement of Cash Flows for the nine months ended September 30, 2006 (in millions):
	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$211.7	$2.8	$-	$214.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	20.0	-	(20.0)	-
Long-term Debt - net of issuance costs & hedging proceeds	150.0	-	(150.0)	-
Requirements for:
Dividends to parent	(55.9)	(55.9)	55.9	(55.9)
Net change in short-term borrowings	(183.9)	0.7	183.9	0.7
Net cash flows from financing activities	(69.8)	(55.2)	69.8	(55.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	55.9	(55.9)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC-equity	(150.7)	(17.5)	-	(168.2)
Consolidated affiliate and other investments	-	(170.0)	170.0	-
Net change in notes receivable to other Vectren companies	-	183.9	(183.9)	-
Net cash flows from investing activities	(150.7)	52.4	(69.8)	(168.1)
Net decrease in cash & cash equivalents	(8.8)	-		(8.8)
Cash & cash equivalents at beginning of period	11.0	0.7		11.7
Cash & cash equivalents at end of period	$2.2	$0.7	$-	$2.9

Consolidating Statement of Cash Flows for the nine months ended September 30, 2005 (in millions):
	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$225.4	$21.1	$-	$246.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	125.0	-	(125.0)	-
Requirements for:
Dividends to parent	(60.0)	(60.0)	60.0	(60.0)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings	(188.3)	(59.9)	188.0	(60.2)
Net cash flows from financing activities	(123.4)	(119.9)	123.0	(120.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	60.0	(60.0)	-
Requirements for:
Capital expenditures, excluding AFUDC-equity	(104.1)	(24.6)	-	(128.7)
Consolidated affiliate and other investments	-	(125.0)	125.0	-
Net change in notes receivable to other Vectren companies	-	188.0	(188.0)	-
Net cash flows from investing activities	(104.1)	98.4	(123.0)	(128.7)
Net decrease in cash & cash equivalents	(2.1)	(0.4)		(2.5)
Cash & cash equivalents at beginning of period	4.7	1.0		5.7
Cash & cash equivalents at end of period	$2.6	$0.6	$-	$3.2

Consolidating Balance Sheet as of September 30, 2006 (in millions):
ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$2.2	$0.7	$-	$2.9
Accounts receivable - less reserves	70.0	-	-	70.0
Receivables due from other Vectren companies	0.2	115.6	(115.4)	0.4
Accrued unbilled revenues	35.6	-	-	35.6
Inventories	163.9	1.2	-	165.1
Prepayments & other current assets	118.2	20.1	(0.4)	137.9
Total current assets	390.1	137.6	(115.8)	411.9
Utility Plant
Original cost	3,777.7	-	-	3,777.7
Less: accumulated depreciation & amortization	1,441.0	-	-	1,441.0
Net utility plant	2,336.7	-	-	2,336.7
Investments in consolidated subsidiaries	-	1,098.2	(1,098.2)	-
Notes receivable from consolidated subsidiaries	-	593.3	(593.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.9	6.0	-	20.9
Non-utility property - net	5.0	156.8	-	161.8
Goodwill - net	205.0	-	-	205.0
Regulatory assets	100.3	12.5	-	112.8
Other assets	12.6	0.8	-	13.4
TOTAL ASSETS	$3,064.8	$2,005.2	$(1,807.3)	$3,262.7
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$107.1	$3.2	$-	$110.3
Accounts payable to affiliated companies	30.7	-	-	30.7
Payables to other Vectren companies	21.8	0.1	(6.3)	15.6
Refundable fuel & natural gas costs	24.1	-	-	24.1
Accrued liabilities	89.6	18.8	(3.9)	104.5
Short-term borrowings	-	227.6	-	227.6
Short-term borrowings from other Vectren Companies	105.6	-	(105.6)	-
Total current liabilities	378.9	249.7	(115.8)	512.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	353.5	698.2	-	1,051.7
Long-term debt due to Utility Holdings	593.3	-	(593.3)	-
Total long-term debt - net	946.8	698.2	(593.3)	1,051.7
Deferred Income Taxes & Other Liabilities
Deferred income taxes	256.1	23.7	-	279.8
Regulatory liabilities	283.1	6.3	-	289.4
Deferred credits & other liabilities	101.7	5.5	-	107.2
Total deferred credits & other liabilities	640.9	35.5	-	676.4
Common Shareholder's Equity
Common stock (no par value)	756.3	612.9	(756.3)	612.9
Retained earnings	341.0	408.0	(341.0)	408.0
Accumulated other comprehensive income	0.9	0.9	(0.9)	0.9
Total common shareholder's equity	1,098.2	1,021.8	(1,098.2)	1,021.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,064.8	$2,005.2	$(1,807.3)	$3,262.7

Consolidating Balance Sheet as of December 31, 2005 (in millions):
ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$11.0	$0.7	$-	$11.7
Accounts receivable - less reserves	170.6	0.1	-	170.7
Receivables due from other Vectren companies	0.9	294.7	(293.4)	2.2
Accrued unbilled revenues	212.5	-	-	212.5
Inventories	126.2	-	-	126.2
Recoverable fuel & natural gas costs	15.4	-	-	15.4
Prepayments & other current assets	104.1	13.7	(0.6)	117.2
Total current assets	640.7	309.2	(294.0)	655.9
Utility Plant
Original cost	3,631.6	0.4	-	3,632.0
Less: accumulated depreciation & amortization	1,380.1	-	-	1,380.1
Net utility plant	2,251.5	0.4	-	2,251.9
Investments in consolidated subsidiaries	-	1,085.0	(1,085.0)	-
Notes receivable from consolidated subsidiaries	-	443.1	(443.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	14.9	6.1	-	21.0
Non-utility property - net	5.1	154.9	-	160.0
Goodwill - net	205.0	-	-	205.0
Regulatory assets	83.1	6.8	-	89.9
Other assets	6.3	1.0	-	7.3
TOTAL ASSETS	$3,206.8	$2,006.5	$(1,822.1)	$3,391.2

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$125.7	$6.2	$-	$131.9
Accounts payable to affiliated companies	140.0	0.6	-	140.6
Payables to other Vectren companies	27.8	5.2	(3.8)	29.2
Refundable fuel & natural gas costs	7.6	-	-	7.6
Accrued liabilities	120.7	10.3	(0.7)	130.4
Short-term borrowings	-	226.9	-	226.9
Short-term borrowings from other Vectren Companies	289.5	-	(289.5)	0.0
Long-term debt subject to tender	53.7	-	-	53.7
Total current liabilities	765.0	249.2	(294.0)	720.3
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	299.9	697.9	-	997.8
Long-term debt due to Utility Holdings	443.1	-	(443.1)	-
Total long-term debt - net	743.0	697.9	(443.1)	997.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	251.6	23.9	-	275.5
Regulatory liabilities	266.2	6.8	-	272.9
Deferred credits & other liabilities	96.0	4.9	-	100.9
Total deferred credits & other liabilities	613.8	35.6	-	649.3
Common Shareholder's Equity
Common stock (no par value)	736.3	612.9	(736.3)	612.9
Retained earnings	344.7	406.9	(344.7)	406.9
Accumulated other comprehensive income	4.0	4.0	(4.0)	4.0
Total common shareholder's equity	1,085.0	1,023.8	(1,085.0)	1,023.8

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,206.8	$2,006.5	$(1,822.1)	$3,391.2

4.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company including legal, finance, tax, risk management and human resources, which includes charges for share-based compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost.  Utility Holdings received corporate allocations totaling $17.7 million and $20.4 million for the three months ended September 30, 2006 and 2005, respectively. Utility Holdings received corporate allocations totaling $58.4 million and $63.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Purchases from Vectren Fuels
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. The Company has a letter agreement on file with the IURC regarding the price of coal that is charged by Fuels to SIGECO. Amounts paid for such purchases for the three months ended September 30, 2006 and 2005, totaled $28.9 million and $25.7 million, respectively. Amounts paid for such purchases for the nine months ended September 30, 2006 and 2005, totaled $91.4 million and $74.0 million, respectively. Amounts owed to Vectren Fuels at September 30, 2006, and December 31, 2005, were $4.7 million and $5.7 million, respectively, and are included in Payables to other Vectren companies.

Purchases from Miller Pipeline
Effective July 1, 2006, Vectren Corporation purchased from Duke Energy Corporation (Duke) its 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary of Vectren Corporation. Miller, originally founded in 1953, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and waste water facilities nationwide.  Miller’s customers include Vectren’s utilities.

Amounts paid by Utility Holdings to Miller for purchases of utility plant and other services for the three months ended September 30, 2006 and 2005, totaled $5.0 million and $3.7 million, respectively. Amounts paid for the nine months ended September 30, 2006 and 2005, totaled $13.5 million and $10.1 million, respectively. Amounts owed to Miller at September 30, 2006, and December 31, 2005, for those purchases were $2.1 million and $2.0 million, respectively. As of September 30, 2006, amounts owed to Miller are included in Payables to other Vectren companies. As of December 31, 2005, amounts owed to Miller are included in Accounts payable to affiliated companies.

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

Transactions with ProLiance
The Company contracted for approximately 71% of its natural gas purchases through ProLiance during the nine months ended September 30, 2006. In the period ended September 30, 2005, the Company contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2006 and 2005, totaled $107.2 million and $190.2 million, respectively, and for the nine months ended September 30, 2006 and 2005, totaled $451.2 million and $600.4 million, respectively. Amounts owed to ProLiance at September 30, 2006, and December 31, 2005, for those purchases were $29.8 million and $137.4 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

The Company received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Indiana utilities through March 2011.

ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.  In response to a June 2005 PUCO order, VEDO solicited bids for those services and selected a third party provider using annual contracts since October 31, 2005.

6.	Financing Activities

Subsequent Event
In October 2006, Utility Holdings issued $100 million in 5.95% senior unsecured notes due October 1, 2036 (2036 Notes). The 30-year notes were priced at par. The 2036 Notes are guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly. The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100% of principal amount plus accrued interest. During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount. Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders. The value paid is being amortized as an increase to interest expense over the life of the issue.

The proceeds from the sale of the 2036 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $92.8 million. These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25% Senior Notes originally due October 15, 2031. These notes were redeemed on October 19, 2006 at par plus accrued interest.

Remarketing Transaction
At December 31, 2005, $53.7 million of notes could be put to the Company in March of 2006, the date of their next remarketing. In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt. Prior to the remarketing, the notes had tax exempt interest rates ranging from 4.75% to 5.00%. After the remarketing, interest rates are reset every seven days using an auction process.

7.	Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

8.	Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of September 30, 2006, the Company has made capital investments of approximately $38.8 million related to this environmental requirement.

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

Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no imminent and/or substantial risk to human health or the environment.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $5.9 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers in an aggregate amount approximating the costs it expects to incur. Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate insurance settlement recoveries. While SIGECO has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

9.	Rate & Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Base Rate Filings
On September 1, 2006, Vectren Energy Delivery of Indiana, Inc. filed petitions with the IURC to adjust its electric and gas base rates in its South service territory. In the electric petition, the Company seeks to increase its electric rates by approximately $77 million to recover the nearly $120 million additional investment in electric utility infrastructure since its last base rate increase in 1995 that is not currently included in rates charged to customers. The increase in rates is also required to support system growth, maintenance, and reliability as well as to recover costs deferred under previous IURC rate orders.

In addition, the Company seeks to increase its gas base (non-gas cost) rates by approximately $10 million to cover the ongoing cost of operating and maintaining its natural gas distribution and storage system.  In the Company’s 2004 gas rate adjustment petition, it’s first such petition since 1995, Vectren requested a $14.7 million increase but settled the case for $5.7 million.  Since 1995, the Company’s investment in its natural gas delivery infrastructure has increased more than $30 million.

These filings begin a process that may conclude in the late summer or early fall of 2007 and will include public hearings.

IGCC Certificate of Public Convenience and Necessity
On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity. Specifically, the Company requested the IURC approve its construction and ownership of up to 20% of the Integrated Gasification Combined Cycle (IGCC) project. The Company's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology. Initial studies of plant design have already begun, and if the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio and Indiana designed to help customers conserve energy and reduce their annual gas bills. The programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. This mechanism is designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Ohio
In 2006, a settlement agreement between the Office of the Ohio Consumers Counsel (OCC), the Ohio Partners for Affordable Energy and the Company that provided for at least two years of comprehensive energy efficiency programs for Ohio customers was filed with the PUCO. On September 13, 2006, the PUCO approved the conservation proposal but modified the settlement. It established a two year, $2 million total, low-income conservation program to be paid by the Company and a sales reconciliation rider intended to be a recovery mechanism for the difference between the revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. The OCC has filed a petition for rehearing. The Company is proceeding to implement this order, which is effective for periods beginning October 1, 2006.

Indiana
In 2006, the Company and the Indiana Office of Utility Consumer Counselor (OUCC) filed a settlement agreement with the Indiana Utility Regulatory Commission (IURC) that provides for a 5 year energy efficiency program to be implemented. If approved, the settlement would allow the Company to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85% of the difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. A hearing before the IURC occurred on July 18, post hearing briefs were completed in August, and an order is anticipated in the fourth quarter of 2006.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has appealed the $1.98 million disallowance to the Ohio Supreme Court as well. Briefings of all matters were completed by July 31, 2006, and oral argument will occur in November 2006.

With respect to the most recent GCR audit covering the period of November 1, 2002 through October 31, 2005, the PUCO staff recommended a disallowance of approximately $830,000 related solely to the retention of a reserve margin for the winter of 2002/2003. The Company had previously reserved for this result given the June 2005 PUCO order. VEDO is contesting the disallowance, and a hearing will occur in November 2006.

As a result of the June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services. Since November 1, 2005, the Company has used a third party provider for these services.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, changes in interest expense due to volatile working capital requirements; changes in uncollectible accounts expense and unaccounted for gas; and some level of price sensitive variability in volumes sold or delivered.

10.	Impact of Recently Issued Accounting Guidance

SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension plans and postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year. SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation. Calendar year-end companies such as Vectren are required to adopt the recognition and disclosure provisions of FAS 158 as of December 31, 2006. The measurement date provisions are not required to be adopted until 2008. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements and results of operations.

11.	Segment Reporting

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

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Revenues
Gas Utility Services	$116.8	$136.8	$848.6	$839.5
Electric Utility Services	123.2	128.7	324.4	320.3
Other Operations	9.2	8.9	27.5	27.1
Eliminations	(8.7)	(8.7)	(26.1)	(26.6)
Consolidated Revenues	$240.5	$265.7	$1,174.4	$1,160.3

Profitability Measure
Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$(0.7)	$(2.5)	$49.2	$48.3
Electric Utility Services	19.7	24.7	50.2	56.5
Total Regulated Operating Income	19.0	22.2	99.4	104.8
Regulated other income - net	1.3	1.0	2.2	1.2
Regulated interest expense & preferred dividends	(16.3)	(16.2)	(49.3)	(47.3)
Regulated Net Income	4.0	7.0	52.3	58.7
Other Operations Net Income	2.5	1.9	4.7	6.1
Consolidated Net Income	$6.5	$8.9	$57.0	$64.8

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

Earnings were $6.5 million for the quarter compared to $8.9 million in the prior year quarter. The $2.4 million decrease results primarily from reduced wholesale power marketing earnings and electric usage declines due primarily to mild summer weather compared to the prior year. For the nine months ended September 30, 2006, earnings have decreased $7.8 million primarily as a result of decreased wholesale power marketing earnings as well as a decline in gas utility customer usage, due largely to price sensitivity. Higher depreciation and interest costs have affected both quarterly and year to date results compared to the prior year periods. On a year to date basis, those increases were largely offset by margin increases associated with higher gas base rate revenues, a 2005 Ohio gas cost disallowance, and higher electric revenues associated with recovery of pollution control investments. Also offsetting these cost increases in both the quarter and year to date periods is a lower effective tax rate.

Management estimates the impact of cooler than normal weather on electric margin for the quarter to be $0.9 million unfavorable and $3.6 million unfavorable quarter over quarter.  For the nine months, management estimates the impact of cooler than normal weather to be $1.5 million unfavorable and $3.6 million unfavorable for the year over year period.

Year to date, management estimates the effect of weather on all utilities was unfavorable approximately $4 million after tax in 2006 and unfavorable approximately $3 million after tax in 2005. The 2006 weather effect is net of the normal temperature adjustment (NTA) mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005.

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

Significant Fluctuations

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas sold. Electric Utility margin is calculated as Electric utility revenues less the Cost of fuel & purchased power. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company’s service territories. The weather impact in the Company’s Indiana gas utility service territories is mitigated by a normal temperature adjustment mechanism, which was implemented in the fourth quarter of 2005. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, as well as other tracked expenses and is also impacted by some level of price sensitivity in volumes sold or delivered. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Gas utility revenues	$116.8	$136.8	$848.6	$839.5
Cost of gas sold	59.9	81.6	577.4	568.8
Total gas utility margin	$56.9	$55.2	$271.2	$270.7
Margin attributed to:
Residential & Commercial	$44.8	$44.8	$226.5	$230.4
Industrial	9.5	9.1	34.2	34.4
Other	2.6	1.3	10.5	5.9
Sold & transported volumes in MMDth attributed to:
To residential & commercial customers	7.0	6.8	63.7	75.3
To industrial customers	17.7	17.4	61.2	63.4
Total throughput	24.7	24.2	124.9	138.7

Even though warm weather and price sensitivity negatively impacted usage and tracked expenses recovered dollar for dollar in margin have decreased, gas utility margins are generally flat compared to the prior year periods. During the nine months ended September 30, 2006, margin decreases were offset by a full year of base rate increases implemented in the Company’s Ohio service territory, a $3.0 million disallowance of Ohio gas costs, and the effects of the normal temperature adjustment mechanism (NTA) implemented in the fourth quarter of 2005 in the Company’s Indiana service territories.

For the nine months ended September 30, 2006, compared to 2005, management estimates that weather 16 percent warmer than normal and 8 percent warmer than prior year would have decreased margins $6.3 million compared to the prior year, had the NTA not been in effect. Weather, net of the NTA, resulted in an approximate $3.5 million year over year increase to gas utility margin. Further, for the nine months ended September 30, 2006, margin associated with tracked expenses and revenue taxes decreased $1.7 million. The average cost per dekatherm of gas purchased for the nine months ended September 30, 2006, was $8.89 compared to $7.79 in 2005.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Electric utility revenues	$123.2	$128.7	$324.4	$320.3
Cost of fuel & purchased power	46.8	48.1	115.8	110.3
Total electric utility margin	$76.4	$80.6	$208.6	$210.0

Residential & commercial	$49.3	$54.4	$125.6	$131.2
Industrial	18.9	18.0	53.4	49.6
Municipalities & other	6.6	4.9	18.9	14.1
Subtotal: retail & firm wholesale	$74.8	$77.3	$197.9	$194.9
Asset optimization	$1.6	3.3	$10.7	$15.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	847.0	932.6	2,152.4	2,264.0
Industrial customers	674.7	684.9	1,983.9	1,954.9
Municipalities & other	182.9	205.2	494.7	533.3
Total retail & firm wholesale volumes sold	1,704.6	1,822.7	4,631.0	4,752.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $74.8 million and $197.9 million for the three and nine months ended September 30, 2006. This represents a $2.5 million decrease in the quarter compared to the prior year and a year over year increase of $3.0 million. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $0.2 million quarter over quarter and $4.2 million year over year. Higher demand charges and other items increased industrial customer margin approximately $0.9 million quarter over quarter and $3.1 million year over year. These increases were partially offset by decreased residential and commercial usage. The decreased usage was due primarily to mild weather during the quarter. For the three and nine months ended September 30, 2006, the estimated decrease in margin due to below normal cooling weather was $3.6 million when compared to the prior year periods. During the quarter, cooling degree days were 5% below normal, compared to the prior year when cooling degree days were 14% above normal.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Beginning of Period Net Balance Sheet Position	$2.1	$3.2	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	(1.4)	(1.9)	1.4
Other unrealized gains/(losses)	0.7	-	0.7	-
Net realized gains	1.5	4.7	11.9	13.7
Asset optimization margin	1.6	3.3	10.7	15.1
Net cash received & other adjustments	(2.3)	(4.9)	(10.6)	(12.9)
End of Period Net Balance Sheet Position	$1.4	$1.6	$1.4	$1.6

For the three and nine month periods ended September 30, 2006, net asset optimization margins were $1.6 million and $10.7 million, which represents decreases of $1.7 million quarter over quarter and $4.4 million year over year. The decrease during the quarter is due to lower volumes sold off system and the effect lower wholesale prices have had on the Company’s optimization portfolio. The decrease in volumes sold is due primarily to a planned outage in September of 2006. Additionally, the year to date period contains unfavorable mark to market impacts of approximately $0.7 million compared to favorable impacts of $1.4 million in 2005. Year to date off-system sales totaled 755.0 GWh in 2006, compared to 800.1 GWh in 2005. For the three months ended September 30, 2006 and 2005, volumes sold off system totaled 106.7 GWh and 252.1 GWh, respectively.

Operating Expenses

Other Operating
For the three and nine months ended September 30, 2006, other operating expenses increased $2.7 million and $3.1 million, respectively. Bad debt expense in the Company’s Indiana service territories increased $0.3 million quarter over quarter and $2.7 million year over year due in part to higher gas costs. Expenses recovered dollar for dollar in margin related to operating pollution control equipment, Indiana integrity management programs, and Ohio bad debt and percent of income payment plan expenses, increased quarterly expenses approximately $1.1 million and year to date expenses $0.4 million.

Depreciation & Amortization
Depreciation expense increased $1.7 million and $8.6 million for the three and nine month periods ended September 30, 2006. The increases are primarily driven by additions to plant in service. Depreciation expense associated with environmental compliance equipment increased depreciation expense year over year approximately $2.4 million, and was generally flat quarter over quarter.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.4 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, compared to 2005. The increases are primarily attributable to property taxes, which have increased because of higher tax rates and higher levels of plant in service.

Interest Expense

For the three and nine months ended September 30, 2006, interest expense increased $1.7 million and $6.6 million, respectively, compared to the prior year periods. The increases are primarily driven by rising interest rates and also include the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Income Taxes

For the three and nine months ended September 30, 2006, federal and state income taxes decreased $5.6 million and $11.6 million, respectively, compared to the prior year periods. The decreases are primarily due to lower pre-tax income as compared to the prior year and impacts during the quarter reflective of final taxes reported on 2005 state and federal income tax returns. In addition, 2006 year to date income taxes reflect a $1.5 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of September 30, 2006, the Company has made capital investments of approximately $38.8 million related to this environmental requirement.

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

Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no imminent and/or substantial risk to human health or the environment.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $5.9 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers in an aggregate amount approximating the costs it expects to incur. Environmental matters related to manufactured gas plants have had no material impact on the results of operations or financial condition since costs recorded to date approximate insurance settlement recoveries. While SIGECO has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Rate & Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Base Rate Filings

On September 1, 2006, Vectren Energy Delivery of Indiana, Inc. filed petitions with the IURC to adjust its electric and gas base rates in its South service territory. In the electric petition, Vectren seeks to increase its electric rates by approximately $77 million to recover the nearly $120 million additional investment in electric utility infrastructure since its last base rate increase in 1995 that is not currently included in rates charged to customers. The increase in rates is also required to support system growth, maintenance, and reliability as well as to recover costs deferred under previous IURC rate orders.

In addition, Vectren seeks to increase its gas base (non-gas cost) rates by approximately $10 million to cover the ongoing cost of operating and maintaining its natural gas distribution and storage system.  In the Company’s 2004 gas rate adjustment petition, it’s first such petition since 1995, Vectren requested a $14.7 million increase but settled the case for $5.7 million.  Since 1995, the Company’s additional investment in its natural gas delivery infrastructure has increased more than $30 million.

These filings begin a process that may conclude in the late summer or early fall of 2007 and will include public hearings.

IGCC Certificate of Public Convenience and Necessity

On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity. Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of the Integrated Gasification Combined Cycle (IGCC) project. Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology. Initial studies of plant design have already begun, and if the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.

Ohio and Indiana Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio and Indiana designed to help customers conserve energy and reduce their annual gas bills. The programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. This mechanism is designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Ohio
In 2006, a settlement agreement between the Office of the Ohio Consumers Counsel (OCC), the Ohio Partners for Affordable Energy and the Company that provided for at least two years of comprehensive energy efficiency programs for Ohio customers was filed with the PUCO. On September 13, 2006, the PUCO approved the conservation proposal but modified the settlement. It established a two year, $2 million total, low-income conservation program to be paid by the Company and a sales reconciliation rider intended to be a recovery mechanism for the difference between the revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. The OCC has filed a petition for rehearing. The Company is proceeding to implement this order, which is effective for periods beginning October 1, 2006.

Indiana
In 2006, the Company and the Indiana Office of Utility Consumer Counselor (OUCC) filed a settlement agreement with the Indiana Utility Regulatory Commission (IURC) that provides for a 5 year energy efficiency program to be implemented. If approved, the settlement would allow Vectren to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85% of the difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. A hearing before the IURC occurred on July 18, post hearing briefs were completed in August, and an order is anticipated in the fourth quarter of 2006.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has appealed the $1.98 million disallowance to the Ohio Supreme Court as well. Briefings of all matters were completed by July 31, 2006, and oral argument will occur in November 2006.

With respect to the most recent GCR audit covering the period of November 1, 2002 through October 31, 2005, the PUCO staff recommended a disallowance of approximately $830,000 related solely to the retention of a reserve margin for the winter of 2002/2003. The Company had previously reserved for this result given the June 2005 PUCO order. VEDO is contesting the disallowance, and a hearing will occur in November 2006.

As a result of the June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services. Since November 1, 2005, the Company has used a third party provider for these services.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, changes in interest expense due to volatile working capital requirements; changes in uncollectible accounts expense and unaccounted for gas; and some level of price sensitive variability in volumes sold or delivered.

Impact of Recently Issued Accounting Guidance

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension plans and postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year. SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation. Calendar year-end companies such as Vectren are required to adopt the recognition and disclosure provisions of FAS 158 as of December 31, 2006. The measurement date provisions are not required to be adopted until 2008. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee Utility Holdings debt. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2006, totaled $700.0 million and $227.6 million, respectively. Additionally, prior to Utility Holdings formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings operations have historically funded almost all of Vectren’s common stock dividends.

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at September 30, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 49% of long-term capitalization at both September 30, 2006 and December 31, 2005. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

Financing Transactions

2006 Long-term Debt Transactions
In October 2006, Utility Holdings issued $100 million in 5.95% senior unsecured notes due October 1, 2036 (2036 Notes). The 30-year notes were priced at par. The 2036 Notes are guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly. The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100% of principal amount plus accrued interest. During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount. Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders. The value paid is being amortized as an increase to interest expense over the life of the issue.

The net proceeds from the sale of the 2036 Notes and settlement of the hedging arrangements totaled approximately $92.8 million. These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25% Senior Notes originally due October 15, 2031. These notes were redeemed on October 19, 2006 at par plus accrued interest.

Remarketing Transaction
At December 31, 2005, $53.7 million of notes could be put to the Company in March of 2006, the date of their next remarketing. In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt. Prior to the remarketing, the notes had tax exempt interest rates ranging from 4.75% to 5.00%. After the remarketing, interest rates are reset every seven days using an auction process.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities was $214.5 million and $246.5 million for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $32.0 million. Net income before non-cash charges was relatively flat compared to the prior year, as lower net income was offset by higher depreciation and uncollectible accounts expense. Cash generated from changes in working capital accounts decreased $18.2 million period over period, due in part to higher gas costs. Cash used for other assets and liabilities increased $11.3 million compared to 2005 due in part to increased regulatory assets and increased utility plant removal costs.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities was $55.2 million for the nine months ended September 30, 2006 compared to $120.3 million in 2005. The year over year change is primarily a function of changes in short-term borrowings.

Investing Cash Flow

Cash flow required for investing activities was $168.1 million for the nine months ended September 30, 2006, an increase of $39.4 million over the prior year. The increase is attributable to increased capital expenditures, including environmental compliance projects and electric transmission projects.

Available Sources of Liquidity

At September 30, 2006, the Company has $520.0 million of short-term borrowing capacity, of which approximately $292.4 million is available.

Planned Capital Expenditures & Investments

Capital expenditures for the remainder of 2006 are estimated to be approximately $90.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

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

ITEM 1A. RISK FACTORS

Other than the risk factors presented below, these risks are not significantly different from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings, Inc. 2005 Form 10-K and are therefore not presented herein.

Catastrophic events could adversely affect our facilities and operations.

Catastrophic events such as fires, explosions, floods, earthquakes, terrorist acts or other similar occurrences could adversely affect our facilities and operations.

The performance of Vectren’s nonregulated businesses may impact our ability to access the debt markets and bank financing and may adversely affect the market price of the notes.

Execution of Vectren’s coal mining and synfuel operations, gas marketing, performance contracting and utility infrastructure strategies and the success of its efforts to invest in and develop new opportunities in nonregulated business areas is subject to a number of risks. These risks include, but are not limited to: the effects of weather; the operation of performance contracting products; storage field and mining property development; coal mining industry regulation; creditworthiness of customers and joint venture partners; and factors associated with energy trading activities, including price, basis, credit liquidity, volatility, capacity and interest rate risks and changing market conditions. While Vectren’s nonregulated businesses may not have a direct impact on our business, financial condition or results of operations, material adverse developments affecting these businesses may result in a downgrade in our credit ratings, limit our ability to access the debt markets, bank financing and commercial paper markets and, thus, our liquidity, and adversely affect the market price of the notes.

ITEM 6. EXHIBITS

Exhibits and Certifications

Exhibits
     4.3   Form of Fifth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company,
        Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Incorporated by reference to Exhibit 4.1 to the Current Report on
        Form 8-K, dated October 16, 2006, File No. 1-16739)

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 10, 2006	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)