Form 10-Q
period 2007-05-11
VECTREN UTILITY HOLDINGS INC
filed 2007-05-11
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2007
Class	Number of Shares	Date

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20
3	Quantitative and Qualitative Disclosures About Market Risk	31
4	Controls and Procedures	31

	PART II. OTHER INFORMATION
1	Legal Proceedings	31
1A	Risk Factors	31
6	Exhibits	31
	Signatures	33

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
MMBTU: millions of British thermal units

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash & cash equivalents	$12.2	$28.5
Accounts receivable - less reserves of $3.2 &
$2.5, respectively	198.5	134.8
Receivables due from other Vectren companies	0.3	0.3
Accrued unbilled revenues	81.0	121.4
Inventories	67.9	141.9
Recoverable fuel & natural gas costs	2.2	1.8
Prepayments & other current assets	30.9	103.2
Total current assets	393.0	531.9

Utility Plant
Original cost	3,854.4	3,820.2
Less: accumulated depreciation & amortization	1,451.1	1,434.7
Net utility plant	2,403.3	2,385.5

Investments in unconsolidated affiliates	0.2	0.2
Other investments	21.6	21.4
Non-utility property - net	166.9	163.1
Goodwill - net	205.0	205.0
Regulatory assets	111.7	116.8
Other assets	17.3	16.9
TOTAL ASSETS	$3,319.0	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$67.1	$136.2
Accounts payable to affiliated companies	45.2	68.2
Payables to other Vectren companies	23.7	25.3
Refundable fuel & natural gas costs	41.2	35.3
Accrued liabilities	185.3	115.8
Short-term borrowings	148.8	270.1
Current maturities of long-term debt	6.5	6.5
Long-term debt subject to tender	20.0	20.0
Total current liabilities	537.8	677.4

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,025.4	1,025.3

Deferred Income Taxes & Other Liabilities
Deferred income taxes	258.1	282.2
Regulatory liabilities	294.6	291.1
Deferred credits & other liabilities	115.8	108.1
Total deferred credits & other liabilities	668.5	681.4

Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	632.9	632.9
Retained earnings	453.8	422.9
Accumulated other comprehensive income	0.6	0.9
Total common shareholder's equity	1,087.3	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,319.0	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES
Gas utility	$584.1	$572.7
Electric utility	108.1	105.2
Other	0.4	0.4
Total operating revenues	692.6	678.3

OPERATING EXPENSES
Cost of gas sold	424.5	429.0
Cost of fuel & purchased power	40.6	38.1
Other operating	67.2	61.6
Depreciation & amortization	39.2	37.1
Taxes other than income taxes	24.2	22.8
Total operating expenses	595.7	588.6

OPERATING INCOME	96.9	89.7

OTHER INCOME - NET	2.7	0.9

INTEREST EXPENSE	19.4	20.0

INCOME BEFORE INCOME TAXES	80.2	70.6

INCOME TAXES	29.3	27.2

NET INCOME	$50.9	$43.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50.9	$43.4
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	39.2	37.1
Deferred income taxes & investment tax credits	(1.4)	4.2
Expense portion of pension & postretirement periodic benefit cost	0.5	1.0
Provision for uncollectible acccounts	5.4	4.7
Other non-cash charges - net	(1.0)	(0.5)
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	(28.7)	78.6
Inventories	74.0	48.3
Recoverable fuel & natural gas costs	5.5	21.8
Prepayments & other current assets	68.4	51.5
Accounts payable, including to Vectren companies
& affiliated companies	(88.2)	(178.2)
Accrued liabilities	54.7	41.1
Changes in noncurrent assets	4.3	(2.3)
Changes in noncurrent liabilities	(1.6)	8.0
Net cash flows from operating activities	182.0	158.7
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(19.1)	(18.6)
Net change in short-term borrowings	(121.3)	(95.3)
Net cash flows from financing activities	(140.4)	(113.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	-
Requirements for capital expenditures,
excluding AFUDC equity	(58.0)	(47.1)
Net cash flows from investing activities	(57.9)	(47.1)
Net change in cash & cash equivalents	(16.3)	(2.3)
Cash & cash equivalents at beginning of period	28.5	11.7
Cash & cash equivalents at end of period	$12.2	$9.4

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2006, filed with the SEC February 27, 2007 on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515.0 million in short-term credit facilities, of which $148.8 million is outstanding at March 31, 2007, and Utility Holdings’ $700.0 million unsecured senior notes outstanding at March 31, 2007. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. However, Utility Holdings does have operations other than those of the subsidiary guarantors. Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required. Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Statement of Income for the three months ended March 31, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$584.1	$-	$-	$584.1
Electric utility	108.1	-	-	108.1
Other	-	9.7	(9.3)	0.4
Total operating revenues	692.2	9.7	(9.3)	692.6
OPERATING EXPENSES
Cost of gas sold	424.5	-	-	424.5
Cost of fuel & purchased power	40.6	-	-	40.6
Other operating	74.9	-	(7.7)	67.2
Depreciation & amortization	33.4	5.8	-	39.2
Taxes other than income taxes	23.9	0.3	-	24.2
Total operating expenses	597.3	6.1	(7.7)	595.7
OPERATING INCOME	94.9	3.6	(1.6)	96.9
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	48.6	(48.6)	-
Other income (expense) – net	0.9	10.8	(9.0)	2.7
Total other income (expense)	0.9	59.4	(57.6)	2.7
Interest expense	16.5	13.5	(10.6)	19.4
INCOME BEFORE INCOME TAXES	79.3	49.5	(48.6)	80.2
Income taxes	30.7	(1.4)	-	29.3
NET INCOME	$48.6	$50.9	$(48.6)	$50.9

Condensed Consolidating Statement of Income for the three months ended March 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$572.7	$-	$-	$572.7
Electric utility	105.2	-	-	105.2
Other	-	9.2	(8.8)	0.4
Total operating revenues	677.9	9.2	(8.8)	678.3
OPERATING EXPENSES
Cost of gas sold	429.0	-	-	429.0
Cost of fuel & purchased power	38.1	-	-	38.1
Other operating	69.1	-	(7.5)	61.6
Depreciation & amortization	31.8	5.3	-	37.1
Taxes other than income taxes	22.5	0.3	-	22.8
Total operating expenses	590.5	5.6	(7.5)	588.6
OPERATING INCOME	87.4	3.6	(1.3)	89.7
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	42.2	(42.2)	-
Other income (expense) – net	(0.1)	10.2	(9.2)	0.9
Total other income (expense)	(0.1)	52.4	(51.4)	0.9
Interest expense	17.2	13.2	(10.4)	20.0
INCOME BEFORE INCOME TAXES	70.1	42.8	(42.3)	70.6
Income taxes	27.9	(0.6)	(0.1)	27.2
NET INCOME	$42.2	$43.4	$(42.2)	$43.4

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$140.4	$41.6	$-	$182.0

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(19.1)	(19.1)	19.1	(19.1)
Net change in short-term borrowings, including to other
Vectren companies	(67.9)	(93.5)	40.1	(121.3)
Net cash flows from financing activities	(87.0)	(112.6)	59.2	(140.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	19.1	(19.1)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(49.5)	(8.5)	-	(58.0)
Net change in notes receivable to other Vectren companies	-	40.1	(40.1)	-
Net cash flows from investing activities	(49.5)	50.8	(59.2)	(57.9)
Net change in cash & cash equivalents	3.9	(20.2)	-	(16.3)
Cash & cash equivalents at beginning of period	5.7	22.8	-	28.5
Cash & cash equivalents at end of period	$9.6	$2.6	$-	$12.2

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$151.4	$7.3	$-	$158.7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	20.0	-	(20.0)	-
Long-term debt - net of issuance costs & hedging proceeds	150.0	(150.0)	-	-
Requirements for:
Dividends to parent	(18.6)	(18.6)	18.6	(18.6)
Net change in short-term borrowings, including to other
Vectren companies	(263.2)	(83.1)	251.0	(95.3)
Net cash flows from financing activities	(111.8)	(251.7)	249.6	(113.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	18.6	(18.6)	-
Requirements for:
Capital expenditures, excluding AFUDC equity	(44.0)	(3.1)	-	(47.1)
Consolidated subsidiary investments	-	(20.0)	20.0	-
Net change in notes receivable to other Vectren companies	-	251.0	(251.0)	-
Net cash flows from investing activities	(44.0)	246.5	(249.6)	(47.1)
Net change in cash & cash equivalents	(4.4)	2.1	-	(2.3)
Cash & cash equivalents at beginning of period	11.0	0.7	-	11.7
Cash & cash equivalents at end of period	$6.6	$2.8	$-	$9.4

Condensed Consolidating Balance Sheet as of March 31, 2007 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$9.6	$2.6	$-	$12.2
Accounts receivable - less reserves	198.5	-	-	198.5
Receivables due from other Vectren companies	29.4	73.2	(102.3)	0.3
Accrued unbilled revenues	81.0	-	-	81.0
Inventories	65.4	2.5	-	67.9
Recoverable fuel & natural gas costs	2.2	-	-	2.2
Prepayments & other current assets	36.9	13.3	(19.3)	30.9
Total current assets	423.0	91.6	(121.6)	393.0
Utility Plant
Original cost	3,854.4	-	-	3,854.4
Less: accumulated depreciation & amortization	1,451.1	-	-	1,451.1
Net utility plant	2,403.3	-	-	2,403.3
Investments in consolidated subsidiaries	-	1,158.9	(1,158.9)	-
Notes receivable from consolidated subsidiaries	-	575.4	(575.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.7	5.9	-	21.6
Non-utility property - net	5.5	161.4	-	166.9
Goodwill - net	205.0	-	-	205.0
Regulatory assets	98.6	13.1	-	111.7
Other assets	16.7	0.6	-	17.3
TOTAL ASSETS	$3,168.0	$2,006.9	$(1,855.9)	$3,319.0
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$64.3	$2.8	$-	$67.1
Accounts payable to affiliated companies	45.2	-	-	45.2
Payables to other Vectren companies	33.0	0.1	(9.4)	23.7
Refundable fuel & natural gas costs	41.2	-	-	41.2
Accrued liabilities	191.5	13.1	(19.3)	185.3
Short-term borrowings	1.0	147.8	-	148.8
Short-term borrowings from other Vectren companies	64.1	28.8	(92.9)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	466.8	192.6	(121.5)	537.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.1	-	1,025.4
Long-term debt due to Utility Holdings	575.4	-	(575.4)	-
Total long-term debt - net	902.7	698.1	(575.4)	1,025.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	248.2	9.9	-	258.1
Regulatory liabilities	288.7	5.9	-	294.6
Deferred credits & other liabilities	102.7	13.1	-	115.8
Total deferred credits & other liabilities	639.6	28.9	-	668.5
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	382.0	453.8	(382.0)	453.8
Accumulated other comprehensive income	0.6	0.6	(0.6)	0.6
Total common shareholder's equity	1,158.9	1,087.3	(1,159.0)	1,087.3
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,168.0	$2,006.9	$(1,855.9)	$3,319.0

Condensed Consolidating Balance Sheet as of December 31, 2006 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.7	$22.8	$-	$28.5
Accounts receivable - less reserves	134.8	-	-	134.8
Receivables due from other Vectren companies	6.1	146.0	(151.8)	0.3
Accrued unbilled revenues	121.4	-	-	121.4
Inventories	139.6	2.3	-	141.9
Recoverable fuel & natural gas costs	1.8	-	-	1.8
Prepayments & other current assets	91.2	14.7	(2.7)	103.2
Total current assets	500.6	185.8	(154.5)	531.9
Utility Plant
Original cost	3,820.2	-	-	3,820.2
Less: accumulated depreciation & amortization	1,434.7	-	-	1,434.7
Net utility plant	2,385.5	-	-	2,385.5
Investments in consolidated subsidiaries	-	1,129.7	(1,129.7)	-
Notes receivable from consolidated subsidiaries	-	575.3	(575.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.4	6.0	-	21.4
Non-utility property - net	5.2	157.9	-	163.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	103.3	13.5	-	116.8
Other assets	16.1	0.8	-	16.9
TOTAL ASSETS	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$131.5	$4.7	$-	$136.2
Accounts payable to affiliated companies	68.1	0.1	-	68.2
Payables to other Vectren companies	44.0	0.1	(18.8)	25.3
Refundable fuel & natural gas costs	35.3	-	-	35.3
Accrued liabilities	107.3	11.2	(2.7)	115.8
Short-term borrowings	-	270.1	-	270.1
Short-term borrowings from
other Vectren companies	133.0	-	(133.0)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	545.7	286.2	(154.5)	677.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.0	-	1,025.3
Long-term debt due to Utility Holdings	575.3	-	(575.3)	-
Total long-term debt - net	902.6	698.0	(575.3)	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	265.9	16.3	-	282.2
Regulatory liabilities	285.0	6.1	-	291.1
Deferred credits & other liabilities	102.4	5.7	-	108.1
Total deferred credits & other liabilities	653.3	28.1	-	681.4
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	352.5	422.9	(352.5)	422.9
Accumulated other comprehensive income	0.9	0.9	(0.9)	0.9
Total common shareholder's equity	1,129.7	1,056.7	(1,129.7)	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes collected from customers as a component of operating revenues, which totaled $18.0 million and $17.2 million at March 31, 2007 and 2006, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(In millions)	2007	2006
Net income	$50.9	$43.4
Cash flow hedges
Reclassifications to net income	0.4	4.7
Income tax benefit (expense)	(0.1)	(1.9)
Total comprehensive income	$51.2	$46.2

6.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries. These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures. Allocations are based on cost. Utility Holdings received corporate allocations totaling $21.4 million and $20.1 million for the three months ended March 31, 2007 and 2006, respectively.

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. The Company has priced the coal consistent with letter agreements with the OUCC regarding the price of coal that is charged by Fuels to SIGECO. Amounts paid for such purchases for the three months ended March 31, 2007 and 2006, totaled $27.0 million and $31.2 million, respectively.

Miller Pipeline Corporation
Effective July 1, 2006, Vectren purchased the remaining 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary of Vectren. Prior to the transaction, Miller was 50% owned by Vectren.  Miller performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities. Fees paid by Utility Holdings and its subsidiaries for the three months ended March 31, 2007 and 2006 totaled $3.6 million and $3.9 million, respectively.

7.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2007 and 2006, totaled $203.5 million and $226.7 million, respectively. Amounts owed to ProLiance at March 31, 2007 and December 31, 2006, for those purchases were $45.2 million and $68.2 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets. The Company purchased approximately 75% of its gas through ProLiance in both 2007 and 2006. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility which have been approved by the IURC through 2011.

8.	Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

9.	Environmental Matters

Clean Air/Climate Change
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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of March 31, 2007, the Company has made capital investments of approximately $70 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Manufactured Gas Plants
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, those that operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%. With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.4 million.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental matters related to Indiana Gas’ and SIGECO’s manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

10.	Rate & Regulatory Matters

Vectren South (SIGECO) Electric Base Rate Settlement
On April 20, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed electric base rate increase petition. The settlement agreement includes a $60.8 million increase in electric rates to cover the cost of system growth, maintenance and reliability. The settlement also provides for, among other things: timely recovery of certain new transmission investments made and ongoing costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety, and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by sharing evenly with customers of any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and a return on equity (ROE) of 10.4 percent.

A hearing on the settlement before the IURC was held on May 3, 2007, and new rates are expected to be in place in late summer 2007.

Vectren South (SIGECO) Gas Base Rate Settlement
On March 15, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed gas base rate increase petition.  The settlement agreement includes an increase in base rates of $5.3 million and $2.6 million of costs which will be removed from base rates and be recovered through existing tracking mechanisms.  The settlement also provides for an allowed return on equity (ROE) of 10.15%, with an overall rate of return of 7.20% on rate base of $121.7 million.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for AFUDC and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years per project.

If the settlement is approved, the Company will have in place for its South gas territory; weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The return on equity agreed to in the case of 10.15% recognizes these various regulatory mechanisms.  A hearing on the settlement before the IURC was held March 23, 2007, and new rates are expected to be in place this summer.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills. The programs allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana
In December 2006, the IURC approved a settlement agreement between the Company and the OUCC that provides for a 5-year energy efficiency program to be implemented. The order allows the Company’s Indiana utilities to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85 percent of difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case for the North service territory. The order was implemented in the North service territory in December 2006 and will be implemented in South’s service territory, without the 15 percent limitation, as new base rates go into effect associated with the settlement discussed above. While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In September 2006, the PUCO approved a conservation proposal that would implement a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations. The PUCO decision was issued following a hearing process and the submission of a settlement by the Company, the Ohio Consumer Counselor (OCC) and the Ohio Partners for Affordable Energy (OPAE). In the decision the PUCO addressed decoupling by approving a two year, $2 million total, low-income conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case. The decision produced an outcome that was somewhat different from the settlement.

Following the decision, the Company and the OPAE advised the PUCO that they would accept the outcome even though it differed from the terms of the settlement. The OCC sought rehearing of the decision, which was denied in December, and, thereafter, the OCC advised the PUCO that the OCC was withdrawing from the settlement. The Company, the OPAE and the PUCO Staff advised the PUCO that they accepted the terms provided in the September decision as affirmed by the December rehearing decision. Since that time, there have been a number of procedural filings by the parties. The PUCO held another hearing on the matter, and the Company is currently awaiting a further decision from the PUCO. The Company believes that the PUCO had the necessary legal basis for its decisions and, thus, should confirm the outcome provided in the September decision.  In accordance with accounting authorization provided by the PUCO, which has also been appealed by the OCC to the Ohio Supreme Court, the Company began recognizing the impact of this order on October 1, 2006, and has recognized cumulative revenues of $2.3 million, of which $1.0 million was recorded in 2007.

Gas Cost Recovery (GCR) Audit Proceedings
In 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two-year audit period ended October 2002 and in 2006, an additional $0.8 million was disallowed related to the audit period ending October 2005.  The initial audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance.  Since November 1, 2005, the Company has used a provider other than ProLiance for these services.

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  Of the $8.6 million, $7.8 million was refunded to customers in years prior to 2007.  The Company had previously recorded the impact of the PUCO findings, including its estimate of the share of the ultimate disallowance to be received from its partner in ProLiance. The Company does not believe that Court decisions in the first quarter of 2007 will have any material future impact on the Company’s financial results.

IGCC Certificate of Public Convenience and Necessity
On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. (Duke) filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity.  Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of an Integrated Gasification Combined Cycle (IGCC) project.  Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology.  An engineering study and preliminary cost estimate related to the project has also been filed with the IURC.  If the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.  A hearing on the CPCN request before the IURC is set for June 18. The Company continues to evaluate its potential involvement in the project and will make a final decision later in 2007.

11.	Adoption of FIN 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $7.0 million.  The accumulation of this amount resulted in an adjustment to beginning Retained earnings of $0.9 million. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate, was $1.0 million.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months.  However, it is not expected that such change will have a significant impact on the Company’s results of operations or financial position. During the quarter ended March 31, 2007, the liability for uncertain tax positions did not change. Interest and penalties on tax uncertainties are classified in Income taxes.

Utility Holdings does not file federal or state income tax returns separate from those filed by its parent, Vectren Corporation. The Internal Revenue Service (IRS) has conducted its examination of Vectren’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, Vectren’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.
12.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Company’s operations consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and wholesale marketing operations. In total, regulated operations supply natural gas and /or electricity to over one million customers. In total, the Company has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131). Net income is the measure of profitability used by management for all operations. Information related to the Company’s business segments is summarized below:

	Three Months Ended March 31,
(In millions)	2007	2006
Revenues
Gas Utility Services	$584.1	$572.7
Electric Utility Services	108.1	105.2
Other Operations	9.7	9.2
Eliminations	(9.3)	(8.8)
Consolidated Revenues	$692.6	$678.3

Profitability Measure - Net Income
Gas Utility Services	$37.9	$32.1
Electric Utility Services	10.7	10.1
Other Operations	2.3	1.2
Total Net Income	$50.9	$43.4

13.	Impact of Recently Issued Accounting Guidance

SFAS 159
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements. SFAS 159 permits application to eligible items existing at the effective date. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

First quarter earnings were $50.9 million in 2007 and $43.4 million in 2006. The $7.5 million increase resulted from increased residential and commercial usage, including lost margin recovery, and favorable weather in the Company’s Ohio and electric service territories. The increase was offset somewhat by lower wholesale power marketing and municipal margins and increased depreciation expense.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of warmer-than-normal weather to be $0.8 million unfavorable compared to normal and $3.6 million favorable compared to the prior year.

Utility Holdings generates revenue primarily from the delivery of natural gas and electric service to its customers. The primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. Results are impacted by weather patterns in its service territory and general economic conditions both in its Indiana and Ohio service territories as well as nationally.

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery will begin when new base rates go into effect in 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have weather normalization.  Electric use among residential and commercial classes has modestly increased as the number of appliances and other items that require electricity have increased.  SIGECO’s electric service territory does not have weather normalization and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)

Gas Utility margin and throughput by customer type follows:

	Three Months Ended March 31,
(In millions)	2007	2006

Gas utility revenues	$584.1	$572.7
Cost of gas sold	424.5	429.0
Total gas utility margin	$159.6	$143.7
Margin attributed to:
Residential & commercial customers	$140.3	$124.7
Industrial customers	15.7	14.9
Other	3.6	4.1
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	54.8	45.3
Industrial customers	26.4	25.5
Total sold & transported volumes	81.2	70.8

Gas utility margins were $159.6 million for the three months ended March 31, 2007, an increase of $15.9 million compared to 2006. Residential and commercial customer usage, including lost margin recovery, increased margin $7.2 million compared to 2006. Ohio weather was 1 percent warmer than normal but 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.4 million compared to 2006. Margin from industrial customers increased $0.6 million due largely to increased volumes delivered. Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $5.9 million. The average cost per dekatherm of gas purchased for the three months ended March 31, 2007, was $8.85 compared to $10.64 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)

Electric Utility margin by revenue type follows:

	Three Months Ended March 31,
(In millions)	2007	2006

Electric utility revenues	$108.1	$105.2
Cost of fuel & purchased power	40.6	38.1
Total electric utility margin	$67.5	$67.1
Margin attributed to:
Residential & commercial customers	$39.8	$37.9
Industrial customers	16.5	16.6
Municipal & other customers	5.1	5.5
Subtotal: retail & firm wholesale	$61.4	$60.0
Asset optimization	$6.1	$7.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	697.9	657.0
Industrial customers	627.0	637.9
Municipal & other	135.1	150.5
Total retail & firm wholesale volumes sold	1,460.0	1,445.4

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margin was $61.4 million for the quarter, an increase of $1.4 million over the prior year. Management estimates increased usage by residential and commercial customers to be $1.7 million, of which $1.2 million is due to weather. Return on pollution control investments increased margin $0.4 million. These increases were partially offset by $0.5 million of lower margin from municipal customers due to lower sales.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO day-ahead market.

Following is a reconciliation of asset optimization activity:

	Three months ended March 31,
(In millions)	2007	2006
Off-system sales	$5.3	$7.7
Transmission system sales	0.8	0.9
Other	-	(1.5)
Total asset optimization	$6.1	$7.1

Net asset optimization margins were $6.1 million for the quarter, a decrease of $1.0 million compared to 2006. The decrease is primarily due to lower availability of generating units to make off-system sales due to the retirement of 50 MW of owned generation on December 31, 2006. Off-system sales totaled 260.5 GWh in 2007, compared to 460.9 GWh in 2006.

Other Operating Expenses

Other operating expenses were $67.2 million, an increase of $5.6 million for the quarter ended March 31, 2007, compared to 2006. Pass-through costs, including costs funding new Indiana energy efficiency programs, which are recovered in utility margin increased $4.9 million year over year. The remaining increase in operating costs is primarily due to other costs related to lost margin recovery and conservation initiatives that are not directly recovered in margin. These costs increased $0.5 million year over year. All other controllable operating costs were approximately flat compared to the prior year.

Depreciation & Amortization

Depreciation expense was $39.2 million for the quarter, an increase of $2.1 million compared to the prior year quarter. The increase was primarily due to increased utility plant.

Taxes Other Than Income Taxes

Taxes other than income taxes were $24.2 million for the quarter, an increase of $1.4 million compared to the prior year quarter. The increase results from higher revenues subject to taxes and increased property taxes.

Other Income-Net

Other-net reflects income of $2.7 million for the quarter, an increase of $1.8 million compared to the prior year. The increase is attributable to an increase in capitalized interest on utility plant and income associated with investments that fund deferred compensation plans.

Interest Expense

Interest expense was $19.4 million for the quarter, a decrease of $0.6 million compared to the prior year. Interest costs in 2007 reflect the impact of financing transactions completed in October 2006, in which approximately $90 million in debt related proceeds were raised and used to retire debt outstanding with a higher interest rate.

Income Taxes

Federal and state income taxes were $29.3 million for the quarter, an increase of $2.1 million compared to the prior year quarter. Increased income taxes due to higher pretax income are offset somewhat by a lower effective tax rate.

Environmental Matters

Clean Air/Climate Change

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of March 31, 2007, the Company has made capital investments of approximately $70 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, those that operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%. With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under policies in effect when these plants were in operation in an aggregate amount approximating $20.4 million.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under policies in effect when these plants were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental matters related to Indiana Gas’ and SIGECO’s manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

Rate and Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Electric Base Rate Settlement

On April 20, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed electric base rate increase petition. The settlement agreement includes a $60.8 million increase in electric rates to cover the cost of system growth, maintenance and reliability. The settlement also provides for, among other things: timely recovery of certain new transmission investments made and ongoing costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety, and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by sharing evenly with customers of any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and a return on equity (ROE) of 10.4 percent.

A hearing on the settlement before the IURC was held on May 3, 2007, and new rates are expected to be in place in late summer 2007.

Vectren South (Southern Indiana Gas & Electric) Gas Base Rate Settlement

On March 15, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed the gas rate case.  The increase in rates includes a base rate increase of $5.3 million and $2.6 million of costs which will be removed from base rates and be recovered through existing tracking mechanisms.  The settlement also provides for an allowed return on equity (ROE) of 10.15%, with an overall rate of return of 7.20% on rate base of $121.7 million.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for AFUDC and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years per project.

If the settlement is approved, the Company will have in place for its South gas territory; weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The return on equity agreed to in the case of 10.15% recognizes these various regulatory mechanisms.  A hearing on the settlement before the IURC was held March 23, 2007, and new rates are expected to be in place this summer.

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

Indiana
In December 2006, the IURC approved a settlement agreement between the Company and the OUCC that provides for a 5-year energy efficiency program to be implemented. The order allows the Company’s Indiana utilities to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85 percent of difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case for the North service territory. The order was implemented in the North service territory in December 2006 and will be implemented in South’s service territory, without the 15 percent limitation, as new base rates go into effect associated with the settlement discussed above. While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In September 2006, the PUCO approved a conservation proposal that would implement a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations. The PUCO decision was issued following a hearing process and the submission of a settlement by the Company, the Ohio Consumer Counselor (OCC) and the Ohio Partners for Affordable Energy (OPAE). In the decision the PUCO addressed decoupling by approving a two year, $2 million total, low-income conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case. The decision produced an outcome that was somewhat different from the settlement.

Following the decision, the Company and the OPAE advised the PUCO that they would accept the outcome even though it differed from the terms of the settlement. The OCC sought rehearing of the decision, which was denied in December, and, thereafter, the OCC advised the PUCO that the OCC was withdrawing from the settlement. The Company, the OPAE and the PUCO Staff advised the PUCO that they accepted the terms provided in the September decision as affirmed by the December rehearing decision. Since that time, there have been a number of procedural filings by the parties. The PUCO held another hearing on the matter, and the Company is currently awaiting a further decision from the PUCO. The Company believes that the PUCO had the necessary legal basis for its decisions and, thus, should confirm the outcome provided in the September decision.  In accordance with accounting authorization provided by the PUCO, which has also been appealed by the OCC to the Ohio Supreme Court, the Company began recognizing the impact of this order on October 1, 2006, and has recognized cumulative revenues of $2.3 million, of which $1.0 million was recorded in 2007.

Gas Cost Recovery (GCR) Audit Proceedings

In 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two-year audit period ended October 2002 and in 2006, an additional $0.8 million was disallowed related to the audit period ending October 2005.  The initial audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance.  Since November 1, 2005, the Company has used a provider other than ProLiance for these services.

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  Of the $8.6 million, $7.8 million was refunded to customers in years prior to 2007.  The Company had previously recorded the impact of the PUCO findings, including its estimate of the share of the ultimate disallowance to be received from its partner in ProLiance. The Company does not believe that Court decisions in the first quarter of 2007 will have any material future impact on the Company’s financial results.

IGCC Certificate of Public Convenience and Necessity

On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. (Duke) filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity.  Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of an Integrated Gasification Combined Cycle (IGCC) project.  Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology.  An engineering study and preliminary cost estimate related to the project has also been filed with the IURC.  If the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.  A hearing on the CPCN request before the IURC is set for June 18. The Company continues to evaluate its potential involvement in the project and will make a final decision later in 2007.

Impact of Recently Issued Accounting Guidance

FIN 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $7.0 million.  The accumulation of this amount resulted in an adjustment to beginning Retained earnings of $0.9 million. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate, was $1.0 million.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months.  However, it is not expected that such change will have a significant impact on the Company’s results of operations or financial position. During the quarter ended March 31, 2007, the liability for uncertain tax positions did not change. Interest and penalties on tax uncertainties are classified in Income taxes.

Utility Holdings does not file federal or state income tax returns separate from those filed by its parent, Vectren Corporation. The Internal Revenue Service (IRS) has conducted its examination of Vectren’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, Vectren’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements. SFAS 159 permits application to eligible items existing at the effective date. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations. Vectren does not guarantee Utility Holdings’ debt. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors. Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements. Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2007, totaled $700.0 million and $148.8 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings’ operations have historically funded almost all of Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at March 31, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. The credit ratings on SIGECO's secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2006. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 51% and 50% of long-term capitalization at March 31, 2007, and December 31, 2006, respectively. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

Utility Holdings expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased $23.3 million during the three months ended March 31, 2007, compared to 2006 primarily as a result of changes in working capital accounts, which is reflective of the impact of gas costs lower than the prior year. Working capital changes generated cash of $85.7 million in 2007 compared to $63.1 million in 2006. Net income before non-cash charges of $93.6 million increased $3.7 million compared to the prior year.

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

Cash flow required for financing activities of $140.4 million for the three months ended March 31, 2007, includes a net decrease of short-term borrowings of $121.3 million, $26.0 million more than amounts repaid during the three months ended March 31, 2006. The increased debt repayments were principally the result of increased cash flow from operations.

Investing Cash Flow

Cash flow required for investing activities was $57.9 million for the three months ended March 31, 2007, an increase of $10.8 million over the prior year. The increase is attributable to the timing of payments for capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At March 31, 2007, the Company has $520 million of short-term borrowing capacity, of which approximately $371 million is available.

Potential Capital Contributions from Vectren

Equity Forward
As of March 31, 2007, Vectren Corporation has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock. Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering. The equity forward allowed Vectren to price the offering under market conditions existing at that time, and to better match the receipt of the offering proceeds with the implementation of new electric service territory base rates which provide a return on the new equity employed. The offering proceeds, when and if received, will likely be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures. The equity forward must be settled prior to February 28, 2009.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2007 are estimated to be approximately $261 million.

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

•	Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws, including laws governing greenhouse gases, and other regulations.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Utility Holdings 2006 Form 10-K and is therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the notes to the consolidated condensed financial statements regarding commitments and contingencies, environmental matters, and rate and regulatory matters. The consolidated condensed financial statements are included in Part 1 Item 1.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not changed from the information set forth in Item 1A Risk Factors included in the Utility Holdings 2006 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant
May 11, 2007

/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)