Form 10-Q
period 2007-06-30
VECTREN UTILITY HOLDINGS INC
filed 2007-08-10
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □         No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2007
Class	Number of Shares	Date

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	22
3	Quantitative and Qualitative Disclosures About Market Risk	34
4	Controls and Procedures	34

	PART II. OTHER INFORMATION
1	Legal Proceedings	34
1A	Risk Factors	34
6	Exhibits	34
	Signatures	36

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NOx: nitrogen oxide
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	SFAS: Statement of Financial Accounting Standards
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash & cash equivalents	$3.3	$28.5
Accounts receivable - less reserves of $4.2 &
$2.5, respectively	96.7	134.8
Receivables due from other Vectren companies	0.4	0.3
Accrued unbilled revenues	38.1	121.4
Inventories	110.7	141.9
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	84.9	103.2
Total current assets	334.1	531.9

Utility Plant
Original cost	3,925.5	3,820.2
Less: accumulated depreciation & amortization	1,475.8	1,434.7
Net utility plant	2,449.7	2,385.5

Investments in unconsolidated affiliates	0.2	0.2
Other investments	21.9	21.4
Nonutility property - net	169.1	163.1
Goodwill	205.0	205.0
Regulatory assets	125.0	116.8
Other assets	17.5	16.9
TOTAL ASSETS	$3,322.5	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$59.6	$136.2
Accounts payable to affiliated companies	43.7	68.2
Payables to other Vectren companies	22.1	25.3
Refundable fuel & natural gas costs	40.4	35.3
Accrued liabilities	136.2	115.8
Short-term borrowings	215.0	270.1
Current maturities of long-term debt	6.5	6.5
Long-term debt subject to tender	20.0	20.0
Total current liabilities	543.5	677.4
Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,025.5	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	258.8	282.2
Regulatory liabilities	302.7	291.1
Deferred credits & other liabilities	116.0	108.1
Total deferred credits & other liabilities	677.5	681.4
Commitments & Contingencies (Notes 8 - 10)
Common Shareholder's Equity
Common stock (no par value)	632.9	632.9
Retained earnings	442.6	422.9
Accumulated other comprehensive income	0.5	0.9
Total common shareholder's equity	1,076.0	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,322.5	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES
Gas utility	$191.9	$159.1	$776.0	$731.8
Electric utility	109.9	96.0	218.0	201.2
Other	0.5	0.5	0.9	0.9
Total operating revenues	302.3	255.6	994.9	933.9

OPERATING EXPENSES
Cost of gas sold	114.6	88.5	539.1	517.5
Cost of fuel & purchased power	38.4	30.9	79.0	69.0
Other operating	65.6	59.6	132.8	121.2
Depreciation & amortization	39.8	37.7	79.0	74.8
Taxes other than income taxes	14.1	11.6	38.3	34.4
Total operating expenses	272.5	228.3	868.2	816.9

OPERATING INCOME	29.8	27.3	126.7	117.0

OTHER INCOME - NET	2.2	1.9	4.9	2.8
INTEREST EXPENSE	18.6	18.2	38.0	38.2

INCOME BEFORE INCOME TAXES	13.4	11.0	93.6	81.6

INCOME TAXES	5.4	3.9	34.7	31.1

NET INCOME	$8.0	$7.1	$58.9	$50.5

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58.9	$50.5
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	79.0	74.8
Deferred income taxes & investment tax credits	(2.2)	(0.5)
Expense portion of pension & postretirement periodic benefit cost	2.1	2.1
Provision for uncollectible acccounts	8.2	5.4
Other non-cash charges - net	1.8	3.2
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	113.1	253.6
Inventories	31.2	14.1
Recoverable/refundable fuel & natural gas costs	6.9	42.7
Prepayments & other current assets	16.0	6.2
Accounts payable, including to Vectren companies
& affiliated companies	(101.1)	(195.7)
Accrued liabilities	7.4	(23.0)
Changes in noncurrent assets	(9.6)	(12.6)
Changes in noncurrent liabilities	(5.7)	2.4
Net cash flows from operating activities	206.0	223.2
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(38.3)	(37.3)
Net change in short-term borrowings	(55.1)	(96.5)
Net cash flows from financing activities	(93.4)	(133.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	-
Requirements for:
Capital expenditures, excluding AFUDC - equity	(137.9)	(96.5)
Net cash flows from investing activities	(137.8)	(96.5)
Net decrease in cash & cash equivalents	(25.2)	(7.1)
Cash & cash equivalents at beginning of period	28.5	11.7
Cash & cash equivalents at end of period	$3.3	$4.6

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which $215 million is outstanding at June 30, 2007, and Utility Holdings’ $700 million unsecured senior notes outstanding at June 30, 2007.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Statement of Income for the three months ended June 30, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$191.9	$-	$-	$191.9
Electric utility	109.9	-	-	109.9
Other	-	10.5	(10.0)	0.5
Total operating revenues	301.8	10.5	(10.0)	302.3
OPERATING EXPENSES
Cost of gas sold	114.6	-	-	114.6
Cost of fuel & purchased power	38.4	-	-	38.4
Other operating	74.9	-	(9.3)	65.6
Depreciation & amortization	34.1	5.7	-	39.8
Taxes other than income taxes	13.8	0.3	-	14.1
Total operating expenses	275.8	6.0	(9.3)	272.5
OPERATING INCOME	26.0	4.5	(0.7)	29.8
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	6.8	(6.8)	-
Other income (expense) – net	1.8	10.6	(10.2)	2.2
Total other income (expense) - net	1.8	17.4	(17.0)	2.2
Interest expense	16.3	13.2	(10.9)	18.6
INCOME BEFORE INCOME TAXES	11.5	8.7	(6.8)	13.4
Income taxes	4.7	0.7	-	5.4
NET INCOME	$6.8	$8.0	$(6.8)	$8.0

Condensed Consolidating Statement of Income for the three months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$159.1	$-	$-	$159.1
Electric utility	96.0	-	-	96.0
Other	-	9.2	(8.7)	0.5
Total operating revenues	255.1	9.2	(8.7)	255.6
OPERATING EXPENSES
Cost of gas sold	88.5	-	-	88.5
Cost of fuel & purchased power	30.9	-	-	30.9
Other operating	67.9	-	(8.3)	59.6
Depreciation & amortization	32.3	5.4	-	37.7
Taxes other than income taxes	11.3	0.3	-	11.6
Total operating expenses	230.9	5.7	(8.3)	228.3
OPERATING INCOME	24.2	3.5	(0.4)	27.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	6.1	(6.1)	-
Other income (expense) – net	1.1	10.4	(9.6)	1.9
Total other income (expense) - net	1.1	16.5	(15.7)	1.9
Interest expense	15.8	12.4	(10.0)	18.2
INCOME BEFORE INCOME TAXES	9.5	7.6	(6.1)	11.0
Income taxes	3.4	0.5	-	3.9
NET INCOME	$6.1	$7.1	$(6.1)	$7.1

Condensed Consolidating Statement of Income for the six months ended June 30, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$776.0	$-	$-	$776.0
Electric utility	218.0	-	-	218.0
Other	-	20.2	(19.3)	0.9
Total operating revenues	994.0	20.2	(19.3)	994.9
OPERATING EXPENSES
Cost of gas sold	539.1	-	-	539.1
Cost of fuel & purchased power	79.0	-	-	79.0
Other operating	149.8	-	(17.0)	132.8
Depreciation & amortization	67.4	11.6	-	79.0
Taxes other than income taxes	37.7	0.6	-	38.3
Total operating expenses	873.0	12.2	(17.0)	868.2
OPERATING INCOME	121.0	8.0	(2.3)	126.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	55.5	(55.5)	-
Other income (expense) – net	2.8	21.4	(19.3)	4.9
Total other income (expense) - net	2.8	76.9	(74.8)	4.9
Interest expense	32.9	26.7	(21.6)	38.0
INCOME BEFORE INCOME TAXES	90.9	58.2	(55.5)	93.6
Income taxes	35.4	(0.7)	-	34.7
NET INCOME	$55.5	$58.9	$(55.5)	$58.9

Condensed Consolidating Statement of Income for the six months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$731.8	$-	$-	$731.8
Electric utility	201.2	-	-	201.2
Other	-	18.4	(17.5)	0.9
Total operating revenues	933.0	18.4	(17.5)	933.9
OPERATING EXPENSES
Cost of gas sold	517.5	-	-	517.5
Cost of fuel & purchased power	69.0	-	-	69.0
Other operating	136.9	-	(15.7)	121.2
Depreciation & amortization	64.2	10.6	-	74.8
Taxes other than income taxes	33.8	0.6	-	34.4
Total operating expenses	821.4	11.2	(15.7)	816.9
OPERATING INCOME	111.6	7.2	(1.8)	117.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	48.3	(48.3)	-
Other income (expense) – net	0.9	20.5	(18.6)	2.8
Total other income (expense) - net	0.9	68.8	(66.9)	2.8
Interest expense	33.0	25.6	(20.4)	38.2
INCOME BEFORE INCOME TAXES	79.5	50.4	(48.3)	81.6
Income taxes	31.2	(0.1)	-	31.1
NET INCOME	$48.3	$50.5	$(48.3)	$50.5

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$170.5	$35.5	$-	$206.0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	-	-	-	-
Long-term Debt - net of issuance costs & hedging proceeds	-	-	-	-
Requirements for:
Dividends to parent	(38.3)	(38.3)	38.3	(38.3)
Net change in short-term borrowings	(13.1)	(32.7)	(9.3)	(55.1)
Net cash flows from financing activities	(51.4)	(71.0)	29.0	(93.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	38.3	(38.3)	-
Proceeds from other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(122.0)	(15.9)	-	(137.9)
Consolidated subsidiary investments	-	-	-	-
Net change in notes receivable to other Vectren companies	-	(9.3)	9.3	-
Net cash flows from investing activities	(122.0)	13.2	(29.0)	(137.8)
Net decrease in cash & cash equivalents	(2.9)	(22.3)		(25.2)
Cash & cash equivalents at beginning of period	5.7	22.8		28.5
Cash & cash equivalents at end of period	$2.8	$0.5	$-	$3.3

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$210.2	$13.0	$-	$223.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	20.0	-	(20.0)	-
Long-term Debt - net of issuance costs & hedging proceeds	150.0	-	(150.0)	-
Requirements for:
Dividends to parent	(37.3)	(37.3)	37.3	(37.3)
Net change in short-term borrowings	(264.6)	(80.5)	248.6	(96.5)
Net cash flows from financing activities	(131.9)	(117.8)	115.9	(133.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	37.3	(37.3)	-
Requirements for:
Capital expenditures, excluding AFUDC equity	(86.8)	(9.7)	-	(96.5)
Consolidated subsidiary investments	-	(170.0)	170.0	-
Net change in notes receivable to other Vectren companies	-	248.6	(248.6)	-
Net cash flows from investing activities	(86.8)	106.2	(115.9)	(96.5)
Net decrease in cash & cash equivalents	(8.5)	1.4		(7.1)
Cash & cash equivalents at beginning of period	11.0	0.7		11.7
Cash & cash equivalents at end of period	$2.5	$2.1	$-	$4.6

Condensed Consolidating Balance Sheet as of June 30, 2007 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$2.8	$0.5	$-	$3.3
Accounts receivable - less reserves	96.7	-	-	96.7
Receivables due from other Vectren companies	22.6	132.0	(154.2)	0.4
Accrued unbilled revenues	38.1	-	-	38.1
Inventories	108.4	2.3	-	110.7
Recoverable fuel & natural gas costs	-	-	-	-
Prepayments & other current assets	80.6	11.7	(7.4)	84.9
Total current assets	349.2	146.5	(161.6)	334.1
Utility Plant
Original cost	3,925.5	-	-	3,925.5
Less: accumulated depreciation & amortization	1,475.8	-	-	1,475.8
Net utility plant	2,449.7	-	-	2,449.7
Investments in consolidated subsidiaries	-	1,146.5	(1,146.5)	-
Notes receivable from consolidated subsidiaries	-	575.4	(575.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	16.0	5.9	-	21.9
Nonutility property - net	5.4	163.7	-	169.1
Goodwill	205.0	-	-	205.0
Regulatory assets	112.2	12.8	-	125.0
Other assets	16.9	0.6	-	17.5
TOTAL ASSETS	$3,154.6	$2,051.4	$(1,883.5)	$3,322.5
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$54.6	$5.0	$-	$59.6
Accounts payable to affiliated companies	43.7	-	-	43.7
Payables to other Vectren companies	34.0	-	(11.9)	22.1
Refundable fuel & natural gas costs	40.4	-	-	40.4
Accrued liabilities	135.0	8.6	(7.4)	136.2
Short-term borrowings	-	215.0	-	215.0
Short-term borrowings from
other Vectren companies	119.9	22.4	(142.3)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	454.1	251.0	(161.6)	543.5
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.2	-	1,025.5
Long-term debt due to Utility Holdings	575.4	-	(575.4)	-
Total long-term debt - net	902.7	698.2	(575.4)	1,025.5
Deferred Income Taxes & Other Liabilities
Deferred income taxes	251.4	7.4	-	258.8
Regulatory liabilities	297.3	5.4	-	302.7
Deferred credits & other liabilities	102.6	13.4	-	116.0
Total deferred credits & other liabilities	651.3	26.2	-	677.5
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	369.7	442.6	(369.7)	442.6
Accumulated other comprehensive income	0.5	0.5	(0.5)	0.5
Total common shareholder's equity	1,146.5	1,076.0	(1,146.5)	1,076.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,154.6	$2,051.4	$(1,883.5)	$3,322.5

Condensed Consolidating Balance Sheet as of December 31, 2006 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.7	$22.8	$-	$28.5
Accounts receivable - less reserves	134.8	-	-	134.8
Receivables due from other Vectren companies	6.1	146.0	(151.8)	0.3
Accrued unbilled revenues	121.4	-	-	121.4
Inventories	139.6	2.3	-	141.9
Recoverable fuel & natural gas costs	1.8	-	-	1.8
Prepayments & other current assets	91.2	14.7	(2.7)	103.2
Total current assets	500.6	185.8	(154.5)	531.9
Utility Plant
Original cost	3,820.2	-	-	3,820.2
Less: accumulated depreciation & amortization	1,434.7	-	-	1,434.7
Net utility plant	2,385.5	-	-	2,385.5
Investments in consolidated subsidiaries	-	1,129.7	(1,129.7)	-
Notes receivable from consolidated subsidiaries	-	575.3	(575.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.4	6.0	-	21.4
Nonutility property - net	5.2	157.9	-	163.1
Goodwill	205.0	-	-	205.0
Regulatory assets	103.3	13.5	-	116.8
Other assets	16.1	0.8	-	16.9
TOTAL ASSETS	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$131.5	$4.7	$-	$136.2
Accounts payable to affiliated companies	68.1	0.1	-	68.2
Payables to other Vectren companies	44.0	0.1	(18.8)	25.3
Refundable fuel & natural gas costs	35.3	-	-	35.3
Accrued liabilities	107.3	11.2	(2.7)	115.8
Short-term borrowings	-	270.1	-	270.1
Short-term borrowings from
other Vectren companies	133.0	-	(133.0)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	545.7	286.2	(154.5)	677.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.0	-	1,025.3
Long-term debt due to Utility Holdings	575.3	-	(575.3)	-
Total long-term debt - net	902.6	698.0	(575.3)	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	265.9	16.3	-	282.2
Regulatory liabilities	285.0	6.1	-	291.1
Deferred credits & other liabilities	102.4	5.7	-	108.1
Total deferred credits & other liabilities	653.3	28.1	-	681.4
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	352.5	422.9	(352.5)	422.9
Accumulated other comprehensive income	0.9	0.9	(0.9)	0.9
Total common shareholder's equity	1,129.7	1,056.7	(1,129.7)	1,056.7
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $6.7 million and $6.0 million, respectively for the three months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 and 2006, these taxes totaled $24.7 million and $23.2 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Net income	$8.0	$7.1	$58.9	$50.5
Cash flow hedges
Unrealized losses	-	-	-	(3.7)
Reclassifications to net income	(0.2)	(0.4)	(0.6)	(1.4)
Income tax benefit (expense)	0.1	0.1	0.2	2.1
Total comprehensive income	$7.9	$6.8	$58.5	$47.5

6.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are based on cost.  Utility Holdings received corporate allocations totaling $21.8 million and $20.5 million for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, Utility Holdings received corporate allocations totaling $42.3 million and $40.6 million, respectively.

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation.  The Company has priced the coal consistent with letter agreements with the OUCC regarding the price of coal that is charged by Fuels to SIGECO.  Amounts paid for such purchases for the three months ended June 30, 2007 and 2006, totaled $29.1 million and $31.2 million, respectively.  For the six months ended June 30, 2007 and 2006, amounts paid for such purchases totaled $56.1 million and $62.5 million, respectively.

Miller Pipeline Corporation
Effective July 1, 2006, Vectren purchased the remaining 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary of Vectren.  Prior to the transaction, Miller was 50% owned by Duke Energy Corporation.  Miller performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Amounts paid by Utility Holdings to Miller for purchases of utility plant and other services for the three months ended June 30, 2007 and 2006, totaled $7.9 million and $5.2 million, respectively.  Amounts paid for the six months ended June 30, 2007 and 2006, totaled $11.5 million and $9.1 million, respectively.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2007 and 2006, totaled $137.8 million and $117.3 million, respectively and for the six months ended June 30, 2007 and 2006, totaled $341.3 million and $344.0 million, respectively.  Amounts owed to ProLiance at June 30, 2007 and December 31, 2006, for those purchases were $43.7 million and $68.2 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  The Company purchased approximately 71 percent of its gas through ProLiance in 2007 and approximately 75 percent in 2006.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility which have been approved by the IURC through 2011.

8.	Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position or results of operations or cash flows.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of June 30, 2007, the Company has made capital investments of approximately $75 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007, and was included in rate base in the aforementioned rate case settlement.  The Company may file periodic updates with the IURC requesting modification to the spending authority.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants and other operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Environmental Remediation Efforts
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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another site subject to potential environmental remediation efforts.

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the aforementioned site subject to the lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

10.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing
In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC is scheduled for late August 2007.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an allowed return on equity (ROE) of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of $121.7 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The allowed ROE of 10.15 percent recognizes these various regulatory mechanisms.

Vectren South (SIGECO) Electric Base Rate Settlement
On April 20, 2007, the Company announced it had reached a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: timely recovery of certain new electric transmission investments made, ongoing costs, and deferred costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by the Company sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and an ROE of 10.4 percent.

A hearing before the IURC was held on May 3, 2007, with the final briefing filed on May 18, 2007 and the Company is expecting an order in the late summer.

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

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather-normalized revenues actually collected by the company and the revenues approved in the company’s recent rate case.  Energy efficiency programs began in the South gas territory in December 2006, and lost margin recovery commenced in the South gas territory when new base rates were approved, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the company and the revenues approved by the PUCO in the company’s most recent rate case.  Approximately 60 percent of the company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener have requested a rehearing of the June 2007 order.  In accordance with accounting authorization previously provided by the PUCO, the company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.5 million, of which $1.2 million has been recorded in 2007.  The OCC has appealed the PUCO’s accounting authorization and the case is currently pending before the Ohio Supreme Court.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.

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

If the aforementioned electric rate case settlement is approved, the Company will timely recover its investment in certain new electric transmission investments, ongoing costs, and deferred costs.

Ohio Gas Cost Recovery (GCR) Audit Proceedings
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

Integrated Gasification Combined Cycle Project Involvement
In August 2007, the Company announced that it has determined to not participate in the proposed Edwardsport, Indiana, Integrated Gasification Combined Cycle (IGCC) generating plant with Duke Energy Indiana, Inc. (Duke).  Based upon a review and analysis of the Company’s expected electric generation requirements, the expected demand for energy on the system may be more appropriately satisfied through the use of other alternatives, including additional natural gas peaking generation, purchased power, renewable resources and increased customer conservation.  The Company has paid Duke approximately $3.0 million for engineering studies and related costs. By separate agreement with Duke, the Company expects to be reimbursed for all costs and expenses it has paid to Duke.

11.	Adoption of FIN 48

Utility Holdings does not file federal or state income tax returns separate from those filed by its parent, Vectren Corporation.  Vectren and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted its examination of Vectren’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, Vectren’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.  No examinations are currently ongoing.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return.  FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized an approximate $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of Retained earnings.  At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $7.0 million.  During the six months ended June 30, 2007, this obligation did not change.

The amount of unrecognized tax benefits, which, if recognized, would impact the effective tax rate as of June 30, 2007, was $0.8 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

From time to time, the Company may consider changes to filed positions that could decrease the liability for uncertain tax positions.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  The Company had approximately $0.2 million for the payment of interest and penalties accrued as of June 30, 2007.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Revenues
Gas Utility Services	$191.9	$159.1	$776.0	$731.8
Electric Utility Services	109.9	96.0	218.0	201.2
Other Operations	10.5	9.2	20.2	18.4
Eliminations	(10.0)	(8.7)	(19.3)	(17.5)
Consolidated Revenues	$302.3	$255.6	$994.9	$933.9

Profitability Measure - Net Income
Gas Utility Services	$(3.4)	$(3.1)	$34.5	$29.0
Electric Utility Services	10.3	9.3	21.0	19.4
Other Operations	1.1	0.9	3.4	2.1
Total Net Income	$8.0	$7.1	$58.9	$50.5

13.	Impact of Recently Issued Accounting Guidance

SFAS 159
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements.  SFAS 159 permits application to eligible items existing at the effective date.  The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Utility Holdings’ 2007 earnings for the quarter ended June 30, 2007 were $8.0 million compared to $7.1 million in 2006 and $58.9 million for the six months ended June 30, 2007 compared to $50.5 million in 2006.  The increases in earnings resulted from increased residential and commercial usage, including lost margin recovery and favorable weather in the Ohio and electric territories.  The increase was offset somewhat by higher operating costs, including depreciation expense.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of weather experienced during the second quarter of 2007 to be $1.4 million favorable compared to normal and $3.0 million favorable compared to the prior year.  Year to date, management estimates the margin impact of weather experienced during 2007 to be $0.6 million favorable compared to normal and $6.6 million favorable compared to the prior year.

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have weather normalization.  Electric use among residential and commercial classes has remained relatively stable.  SIGECO’s electric service territory does not have weather normalization and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and costs associated with operating environmental compliance equipment.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Gas utility revenues	$191.9	$159.1	$776.0	$731.8
Cost of gas sold	114.6	88.5	539.1	517.5
Total gas utility margin	$77.3	$70.6	$236.9	$214.3
Margin attributed to:
Residential & commercial customers	$63.6	$57.0	$203.9	$181.7
Industrial customers	10.0	9.8	25.7	24.7
Other	3.7	3.8	7.3	7.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	13.9	11.4	68.7	56.7
Industrial customers	18.1	18.0	44.5	43.5
Total sold & transported volumes	32.0	29.4	113.2	100.2

For the three and six months ended June 30, 2007, gas utility margins were $77.3 million and $236.9 million, respectively, an increase of $6.7 million quarter over quarter and $22.6 million year over year.  Residential and commercial customer usage, including lost margin recovery, increased margin $4.7 million during the quarter and $11.9 million year over year.  Year to date, Ohio weather was 3 percent warmer than normal, but 11 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.4 million compared to 2006.  Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $2.0 million in the quarter and $7.9 million year over year.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2007, was $8.50 compared to $9.35 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Electric utility revenues	$109.9	$96.0	$218.0	$201.2
Cost of fuel & purchased power	38.4	30.9	79.0	69.0
Total electric utility margin	$71.5	$65.1	$139.0	$132.2
Margin attributed to:
Residential & commercial customers	$43.6	$38.4	$83.4	$76.3
Industrial customers	18.3	17.9	34.8	34.5
Municipal & other customers	5.2	6.8	10.3	12.3
Subtotal: retail & firm wholesale	$67.1	$63.1	$128.5	$123.1
Asset optimization	$4.4	$2.0	$10.5	$9.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	705.4	648.4	1,403.3	1,305.4
Industrial customers	676.7	671.3	1,303.7	1,309.2
Municipal & other	156.3	161.3	291.4	311.8
Total retail & firm wholesale volumes sold	1,538.4	1,481.0	2,998.4	2,926.4

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $67.1 million and $128.5 million for the three and six months ended June 30, 2007.  These represent increases over the prior year periods of $4.0 million and $5.4 million, respectively.  Management estimates the period over period increases in usage by residential and commercial customers due to weather to be $3.0 million in the quarter and $4.2 million year to date.  Return on pollution control investments increased margin $0.9 million in the quarter and $1.2 million year over year.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Off-system sales	$3.5	$3.0	$8.8	$10.7
Transmission system sales	0.9	0.6	1.7	1.5
Other	-	(1.6)	-	(3.1)
Total asset optimization	$4.4	$2.0	$10.5	$9.1

For the three and six months ended June 30, 2007, net asset optimization margins were $4.4 million and $10.5 million, which represents increases of $2.4 million and $1.4 million, compared to 2006.  The increases are primarily due to losses on financial contracts experienced in 2006 offset partially by lower availability of generating units for off system sales in 2007, due largely to the retirement of 50 MW of owned generation on December 31, 2006.  Year to date off-system sales totaled 447.6 GWh in 2007, compared to 648.3 GWh in 2006.

Other Operating Expenses

For the three and six months ended June 30, 2007, Other operating expenses were $65.6 million and $132.8 million, which represent increases of $6.0 million and $11.6 million, compared to 2006.  Pass-through costs, including costs funding new Indiana energy efficiency programs that are recovered in utility margin, increased $1.6 million in the quarter and $6.4 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $0.5 million in the quarter and $1.1 million year over year.  The remaining increases are primarily due to increased wage and benefit costs, and other operating cost increases, and the timing of expenses.

Depreciation & Amortization

Depreciation & amortization expense was $39.8 million and $79.0 million, respectively, for the three and six months ended June 30, 2007, an increase of $2.1 million and $4.2 million compared to the prior year periods.  The increases were primarily due to increased utility plant.

Taxes Other Than Income Taxes

Taxes other than income taxes were $14.1 million and $38.3 million, respectively, for the three and six months ended June 30, 2007, an increase of $2.5 million and $3.9 million compared to the prior year periods.  The increase results from increased property taxes and higher revenues subject to taxes.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter and $4.9 million year to date, increases of $0.3 million and $2.1 million compared to prior year periods.  The increase is attributable to an increase in capitalized interest on utility plant.

Interest Expense

For the three and six months ended June 30, 2007, Interest expense was $18.6 million and $38.0 million, respectively, which represents an increase in the quarter of $0.4 million and a year to date decrease of $0.2 million compared to 2006.  The changes reflect higher interest rates associated with short-term borrowings in the second quarter of 2007 and are partially offset by the impact of financing transactions completed in October 2006, in which approximately $93 million in debt related proceeds were raised and used to retire debt outstanding with a higher interest rate.

Income Taxes

Federal and state income taxes were $5.4 million for the quarter and $34.7 million year to date, increases of $1.5 million and $3.6 million compared to the prior year periods.  Year to date, the increase in income taxes is due to higher pretax income offset somewhat by a lower effective tax rate.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of June 30, 2007, the Company has made capital investments of approximately $75 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007, and was included in rate base in the aforementioned rate case settlement.  The Company may file periodic updates with the IURC requesting modification to the spending authority.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants and other operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Environmental Remediation Efforts

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in lawsuit filed in federal district court in May 2007, involving another site subject to potential environmental remediation efforts.

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the aforementioned site subject to the lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing

In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC is scheduled for late August 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an allowed return on equity (ROE) of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of $121.7 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The allowed ROE of 10.15 percent recognizes these various regulatory mechanisms.

Vectren South (SIGECO) Electric Base Rate Settlement

On April 20, 2007, the Company announced it had reached a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: timely recovery of certain electric transmission investments made, ongoing costs, and deferred costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by the Company sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and an ROE of 10.4 percent.

A hearing before the IURC was held on May 3, 2007, with the final briefing filed on May 18, 2007 and the Company is expecting an order in the late summer.

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

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather-normalized revenues actually collected by the company and the revenues approved in the company’s recent rate case.  Energy efficiency programs began in the South gas territory in December 2006, and lost margin recovery commenced in the South gas territory when new base rates were approved, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the company and the revenues approved by the PUCO in the company’s most recent rate case.  Approximately 60 percent of the company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener have requested a rehearing of the June 2007 order.  In accordance with accounting authorization previously provided by the PUCO, the company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.5 million, of which $1.2 million has been recorded in 2007.  The OCC has appealed the PUCO’s accounting authorization and the case is currently pending before the Ohio Supreme Court.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.

On June 1, 2005, the Company, together with three other Indiana electric utilities, received regulatory authority from the IURC that allows recovery of fuel related costs and deferral of other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in the Company’s’s existing fuel cost recovery proceedings.  The other non-fuel and MISO administrative related costs are to be deferred for recovery as part of the next electric general rate case proceeding, which was filed in 2006.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.

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

If the aforementioned electric rate case settlement is approved, the Company will timely recover its investment in certain new electric transmission investments, ongoing costs, and deferred costs.

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

Integrated Gasification Combined Cycle Project Involvement

In August 2007, the Company announced that it has determined to not participate in the proposed Edwardsport, Indiana, Integrated Gasification Combined Cycle (IGCC) generating plant with Duke Energy Indiana, Inc. (Duke).  Based upon a review and analysis of the Company’s expected electric generation requirements, the expected demand for energy on the system may be more appropriately satisfied through the use of other alternatives, including additional natural gas peaking generation, purchased power, renewable resources and increased customer conservation.  The Company has paid Duke approximately $3.0 million for engineering studies and related costs. By separate agreement with Duke, the Company expects to be reimbursed for all costs and expenses it has paid to Duke.

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements.  SFAS 159 permits application to eligible items existing at the effective date.  The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements.  Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2007, totaled $700 million and $215 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  Utility Holdings’ operations have historically funded almost all of Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at June 30, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2006.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51% and 50% of long-term capitalization at June 30, 2007, and December 31, 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Utility Holdings expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to significant capital expenditures, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations.  Cash flow from operating activities of $206.0 million decreased $17.2 million during the six months ended June 30, 2007, compared to 2006 primarily as a result of changes in working capital accounts.  Working capital changes generated cash of $73.5 million in 2007 compared to $97.9 million in 2006.  Net income before non-cash charges of $147.8 million increased $12.3 million compared to the prior year.

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

Cash flow required for financing activities of $93.4 million for the six months ended June 30, 2007, includes a net decrease of short-term borrowings of $55.1 million, $41.4 million less than amounts repaid during the six months ended June 30, 2006.  This decrease resulted primarily from increased capital expenditures.  Dividends paid increased $1.0 million year over year.

Investing Cash Flow

Cash flow required for investing activities was $137.8 million for the six months ended June 30, 2007, an increase of $41.3 million over the prior year.  The increase is attributable to the higher expenditures for environmental compliance.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At June 30, 2007, the Company has $520 million of short-term borrowing capacity, of which approximately $305 million is available.

Potential Capital Contributions from Vectren

Equity Forward
As of June 30, 2007, Vectren Corporation has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock.  Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed Vectren to price the offering under market conditions existing at that time, and to better match the receipt of the offering proceeds with the implementation of new electric service territory base rates which provide a return on the new equity employed.  The offering proceeds, when and if received, will likely be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures.  The equity forward must be settled prior to February 28, 2009.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2007 are estimated to be approximately $170 million.

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
•
Costs, fines, penalties and other effects of legal and administrative proceedings, settlements, investigations, claims, including, but not limited to, such matters involving inadvertent violations of state and federal laws.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

    1)  recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
    2)  accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer,
         as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.  EXHIBITS

Exhibits and Certifications

Exhibits

12. Ratio of Earnings to Fixed Charges

Certifications

31.1	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2 32	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer Certification Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 10, 2007	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)