Form 10-Q
period 2007-09-30
VECTREN UTILITY HOLDINGS INC
filed 2007-11-09
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2007
Class	Number of Shares	Date

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	23
3	Quantitative and Qualitative Disclosures About Market Risk	36
4	Controls and Procedures	36

	PART II. OTHER INFORMATION
1	Legal Proceedings	36
1A	Risk Factors	36
6	Exhibits	37
	Signatures	38

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash & cash equivalents	$7.0	$28.5
Accounts receivable - less reserves of $3.2 &
$2.6, respectively	78.9	134.8
Receivables due from other Vectren companies	0.8	0.3
Accrued unbilled revenues	43.9	121.4
Inventories	170.2	141.9
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	117.0	103.2
Total current assets	417.8	531.9

Utility Plant
Original cost	3,990.8	3,820.2
Less: accumulated depreciation & amortization	1,499.1	1,434.7
Net utility plant	2,491.7	2,385.5

Investments in unconsolidated affiliates	0.2	0.2
Other investments	21.7	21.4
Nonutility property - net	174.7	163.1
Goodwill - net	205.0	205.0
Regulatory assets	138.1	116.8
Other assets	10.7	16.9
TOTAL ASSETS	$3,459.9	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$118.0	$136.2
Accounts payable to affiliated companies	29.9	68.2
Payables to other Vectren companies	24.8	25.3
Refundable fuel & natural gas costs	26.0	35.3
Accrued liabilities	113.9	115.8
Short-term borrowings	352.2	270.1
Current maturities of long-term debt	-	6.5
Long-term debt subject to tender	20.0	20.0
Total current liabilities	684.8	677.4

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,025.4	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	264.7	282.2
Regulatory liabilities	303.1	291.1
Deferred credits & other liabilities	114.3	108.1
Total deferred credits & other liabilities	682.1	681.4

Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	632.9	632.9
Retained earnings	434.2	422.9
Accumulated other comprehensive income	0.5	0.9
Total common shareholder's equity	1,067.6	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,459.9	$3,440.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES
Gas utility revenues	$114.0	$116.8	$890.0	$848.6
Electric utility revenues	143.6	123.2	361.6	324.4
Other revenues	0.4	0.5	1.3	1.4
Total operating revenues	258.0	240.5	1,252.9	1,174.4

OPERATING EXPENSES
Cost of gas sold	52.9	59.9	592.0	577.4
Cost of fuel & purchased power	50.5	46.8	129.5	115.8
Other operating	65.6	61.6	198.4	182.8
Depreciation & amortization	40.4	38.0	119.4	112.8
Taxes other than income taxes	11.3	10.5	49.6	44.9
Total operating expenses	220.7	216.8	1,088.9	1,033.7

OPERATING INCOME	37.3	23.7	164.0	140.7

OTHER INCOME - NET	1.3	2.0	6.2	4.8

INTEREST EXPENSE	20.8	19.2	58.8	57.4

INCOME BEFORE INCOME TAXES	17.8	6.5	111.4	88.1

INCOME TAXES	7.1	-	41.8	31.1

NET INCOME	$10.7	$6.5	$69.6	$57.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69.6	$57.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	119.4	112.8
Deferred income taxes & investment tax credits	4.1	(0.4)
Expense portion of pension & postretirement periodic benefit cost	2.9	3.1
Provision for uncollectible acccounts	11.5	11.2
Other non-cash charges - net	3.1	1.6
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	121.4	268.2
Inventories	(28.3)	(38.9)
Recoverable/refundable fuel & natural gas costs	(7.5)	31.9
Prepayments & other current assets	(18.2)	(27.4)
Accounts payable, including to Vectren companies
& affiliated companies	(59.9)	(145.0)
Accrued liabilities	(15.5)	(36.5)
Changes in noncurrent assets	(10.2)	(23.1)
Changes in noncurrent liabilities	(19.3)	-
Net cash flows from operating activities	173.1	214.5
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(57.4)	(55.9)
Retirement of long-term debt	(6.5)	-
Net change in short-term borrowings	82.1	0.7
Net cash flows from financing activities	18.2	(55.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.3	0.1
Requirements for: Capital expenditures, excluding AFUDC-equity	(213.1)	(168.2)
Net cash flows from investing activities	(212.8)	(168.1)
Net decrease in cash & cash equivalents	(21.5)	(8.8)
Cash & cash equivalents at beginning of period	28.5	11.7
Cash & cash equivalents at end of period	$7.0	$2.9

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which $352.5 million is outstanding at September 30, 2007, and Utility Holdings’ $700 million unsecured senior notes outstanding at September 30, 2007.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Statement of Income for the three months ended September 30, 2007 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$114.0	$-	$-	$114.0
Electric utility revenues	143.6	-	-	143.6
Other revenues	-	10.1	(9.7)	0.4
Total operating revenues	257.6	10.1	(9.7)	258.0
OPERATING EXPENSES
Cost of gas sold	52.9	-	-	52.9
Cost of fuel & purchased power	50.5	-	-	50.5
Other operating	74.3	-	(8.7)	65.6
Depreciation & amortization	34.5	5.8	0.1	40.4
Taxes other than income taxes	10.1	1.2	-	11.3
Total operating expenses	222.3	7.0	(8.6)	220.7
OPERATING INCOME	35.3	3.1	(1.1)	37.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	10.2	(10.2)	-
Other income (expense) – net	(0.2)	12.1	(10.6)	1.3
Total other income (expense) - net	(0.2)	22.3	(20.8)	1.3
Interest expense	17.7	14.8	(11.7)	20.8
INCOME BEFORE INCOME TAXES	17.4	10.6	(10.2)	17.8
Income taxes	7.2	(0.1)	-	7.1
NET INCOME	$10.2	$10.7	$(10.2)	$10.7

Condensed Consolidating Statement of Income for the three months ended September 30, 2006 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$116.8	$-	$-	$116.8
Electric utility revenues	123.2	-	-	123.2
Other revenues	-	9.2	(8.7)	0.5
Total operating revenues	240.0	9.2	(8.7)	240.5
OPERATING EXPENSES
Cost of gas sold	59.9	-	-	59.9
Cost of fuel & purchased power	46.8	-	-	46.8
Other operating	69.9	-	(8.3)	61.6
Depreciation & amortization	32.4	5.5	0.1	38.0
Taxes other than income taxes	10.2	0.3	-	10.5
Total operating expenses	219.2	5.8	(8.2)	216.8
OPERATING INCOME	20.8	3.4	(0.5)	23.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	4.0	(4.0)	-
Other income (expense) – net	1.3	10.6	(9.9)	2.0
Total other income (expense) - net	1.3	14.6	(13.9)	2.0
Interest expense	16.4	13.2	(10.4)	19.2
INCOME BEFORE INCOME TAXES	5.7	4.8	(4.0)	6.5
Income taxes	1.7	(1.7)	-	-
NET INCOME	$4.0	$6.5	$(4.0)	$6.5

Condensed Consolidating Statement of Income for the nine months ended September 30, 2007 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$890.0	$-	$-	$890.0
Electric utility revenues	361.6	-	-	361.6
Other revenues	-	30.3	(29.0)	1.3
Total operating revenues	1,251.6	30.3	(29.0)	1,252.9
OPERATING EXPENSES
Cost of gas sold	592.0	-	-	592.0
Cost of fuel & purchased power	129.5	-	-	129.5
Other operating	224.2	-	(25.8)	198.4
Depreciation & amortization	101.8	17.3	0.3	119.4
Taxes other than income taxes	47.7	1.8	0.1	49.6
Total operating expenses	1,095.2	19.1	(25.4)	1,088.9
OPERATING INCOME	156.4	11.2	(3.6)	164.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	65.6	(65.6)	-
Other income (expense) – net	2.5	33.5	(29.8)	6.2
Total other income (expense) - net	2.5	99.1	(95.4)	6.2
Interest expense	50.6	41.6	(33.4)	58.8
INCOME BEFORE INCOME TAXES	108.3	68.7	(65.6)	111.4
Income taxes	42.7	(0.9)	-	41.8
NET INCOME	$65.6	$69.6	$(65.6)	$69.6

Condensed Consolidating Statement of Income for the nine months ended September 30, 2006 (in millions):
	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility revenues	$848.6	$-	$-	$848.6
Electric utility revenues	324.4	-	-	324.4
Other revenues	-	27.5	(26.1)	1.4
Total operating revenues	1,173.0	27.5	(26.1)	1,174.4
OPERATING EXPENSES
Cost of gas sold	577.4	-	-	577.4
Cost of fuel & purchased power	115.8	-	-	115.8
Other operating	206.9	-	(24.1)	182.8
Depreciation & amortization	96.6	16.1	0.1	112.8
Taxes other than income taxes	44.0	0.8	0.1	44.9
Total operating expenses	1,040.7	16.9	(23.9)	1,033.7
OPERATING INCOME	132.3	10.6	(2.2)	140.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	52.3	(52.3)	-
Other income (expense) – net	2.2	31.1	(28.5)	4.8
Total other income (expense) - net	2.2	83.4	(80.8)	4.8
Interest expense	49.3	38.8	(30.7)	57.4
INCOME BEFORE INCOME TAXES	85.2	55.2	(52.3)	88.1
Income taxes	32.9	(1.8)	-	31.1
NET INCOME	$52.3	$57.0	$(52.3)	$57.0

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2007 (in millions):
	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$144.3	$28.8	$-	$173.1

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(57.4)	(57.4)	57.4	(57.4)
Retirement of long-term debt	(6.5)	-	-	(6.5)
Net change in short-term borrowings	105.2	82.1	(105.2)	82.1
Net cash flows from financing activities	41.3	24.7	(47.8)	18.2

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	57.4	(57.4)	-
Other investing activities	-	0.3	-	0.3
Requirements for:
Capital expenditures, excluding AFUDC-equity	(186.2)	(26.9)	-	(213.1)
Net change in notes receivable to other Vectren companies	-	(105.2)	105.2	-
Net cash flows from investing activities	(186.2)	(74.4)	47.8	(212.8)
Net decrease in cash & cash equivalents	(0.6)	(20.9)		(21.5)
Cash & cash equivalents at beginning of period	5.7	22.8		28.5
Cash & cash equivalents at end of period	$5.1	$1.9	$-	$7.0

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$211.7	$2.8	$-	$214.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	20.0	-	(20.0)	-
Long-term debt - net of issuance costs & hedging proceeds	150.0	-	(150.0)	-
Requirements for:
Dividends to parent	(55.9)	(55.9)	55.9	(55.9)
Net change in short-term borrowings	(183.9)	0.7	183.9	0.7
Net cash flows from financing activities	(69.8)	(55.2)	69.8	(55.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	55.9	(55.9)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC-equity	(150.7)	(17.5)	-	(168.2)
Consolidated affiliate and other investments	-	(170.0)	170.0	-
Net change in notes receivable to other Vectren companies	-	183.9	(183.9)	-
Net cash flows from investing activities	(150.7)	52.4	(69.8)	(168.1)
Net decrease in cash & cash equivalents	(8.8)	-		(8.8)
Cash & cash equivalents at beginning of period	11.0	0.7		11.7
Cash & cash equivalents at end of period	$2.2	$0.7	$-	$2.9

Condensed Consolidating Balance Sheet as of September 30, 2007 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.1	$1.9	$-	$7.0
Accounts receivable - less reserves	78.9	-	-	78.9
Receivables due from other Vectren companies	0.4	251.2	(250.8)	0.8
Accrued unbilled revenues	43.9	-	-	43.9
Inventories	169.3	0.9	-	170.2
Prepayments & other current assets	109.0	10.6	(2.6)	117.0
Total current assets	406.6	264.6	(253.4)	417.8
Utility Plant
Original cost	3,990.8	-	-	3,990.8
Less: accumulated depreciation & amortization	1,499.1	-	-	1,499.1
Net utility plant	2,491.7	-	-	2,491.7
Investments in consolidated subsidiaries	-	1,137.7	(1,137.7)	-
Notes receivable from consolidated subsidiaries	-	575.4	(575.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.9	5.8	-	21.7
Nonutility property - net	5.5	169.2	-	174.7
Goodwill - net	205.0	-	-	205.0
Regulatory assets	125.4	12.7	-	138.1
Other assets	15.0	0.3	(4.6)	10.7
TOTAL ASSETS	$3,265.3	$2,165.7	$(1,971.1)	$3,459.9

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$108.8	$9.2	$-	$118.0
Accounts payable to affiliated companies	29.9	-	-	29.9
Payables to other Vectren companies	34.3	0.3	(9.8)	24.8
Refundable fuel & natural gas costs	26.0	-	-	26.0
Accrued liabilities	106.1	14.5	(6.7)	113.9
Short-term borrowings	-	352.2	-	352.2
Short-term borrowings from other Vectren Companies	236.9	-	(236.9)	-
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	562.0	376.2	(253.4)	684.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.2	698.2	-	1,025.4
Long-term debt due to Utility Holdings	575.4	-	(575.4)	-
Total long-term debt - net	902.6	698.2	(575.4)	1,025.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	255.1	9.6	-	264.7
Regulatory liabilities	300.8	2.3	-	303.1
Deferred credits & other liabilities	107.1	11.8	(4.6)	114.3
Total deferred credits & other liabilities	663.0	23.7	(4.6)	682.1
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	360.9	434.2	(360.9)	434.2
Accumulated other comprehensive income	0.5	0.5	(0.5)	0.5
Total common shareholder's equity	1,137.7	1,067.6	(1,137.7)	1,067.6

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,265.3	$2,165.7	$(1,971.1)	$3,459.9

Condensed Consolidating Balance Sheet as of December 31, 2006 (in millions):
ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.7	$22.8	$-	$28.5
Accounts receivable - less reserves	134.8	-	-	134.8
Receivables due from other Vectren companies	6.1	146.0	(151.8)	0.3
Accrued unbilled revenues	121.4	-	-	121.4
Inventories	139.6	2.3	-	141.9
Recoverable fuel & natural gas costs	1.8	-	-	1.8
Prepayments & other current assets	91.2	14.7	(2.7)	103.2
Total current assets	500.6	185.8	(154.5)	531.9
Utility Plant
Original cost	3,820.2	-	-	3,820.2
Less: accumulated depreciation & amortization	1,434.7	-	-	1,434.7
Net utility plant	2,385.5	-	-	2,385.5
Investments in consolidated subsidiaries	-	1,129.7	(1,129.7)	-
Notes receivable from consolidated subsidiaries	-	575.3	(575.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.4	6.0	-	21.4
Nonutility property - net	5.2	157.9	-	163.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	103.3	13.5	-	116.8
Other assets	16.1	0.8	-	16.9
TOTAL ASSETS	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$131.5	$4.7	$-	$136.2
Accounts payable to affiliated companies	68.1	0.1	-	68.2
Payables to other Vectren companies	44.0	0.1	(18.8)	25.3
Refundable fuel & natural gas costs	35.3	-	-	35.3
Accrued liabilities	107.3	11.2	(2.7)	115.8
Short-term borrowings	-	270.1	-	270.1
Short-term borrowings from other Vectren Companies	133.0	-	(133.0)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	545.7	286.2	(154.5)	677.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.0	-	1,025.3
Long-term debt due to Utility Holdings	575.3	-	(575.3)	-
Total long-term debt - net	902.6	698.0	(575.3)	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	265.9	16.3	-	282.2
Regulatory liabilities	285.0	6.1	-	291.1
Deferred credits & other liabilities	102.4	5.7	-	108.1
Total deferred credits & other liabilities	653.3	28.1	-	681.4
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	352.5	422.9	(352.5)	422.9
Accumulated other comprehensive income	0.9	0.9	(0.9)	0.9
Total common shareholder's equity	1,129.7	1,056.7	(1,129.7)	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.9 million and $4.7 million, respectively for the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, these taxes totaled $29.6 million and $27.9 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Net income	$10.7	$6.5	$69.6	$57.0
Cash flow hedges
Unrealized losses	-	-	-	(3.7)
Reclassifications to net income	(0.1)	(0.1)	(0.7)	(2.2)
Income tax benefit (expense)	-	-	0.3	2.1
Total comprehensive income	$10.6	$6.4	$69.2	$53.2

6.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are based on cost.  Utility Holdings received corporate allocations totaling $20.7 million and $17.7 million for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, Utility Holdings received corporate allocations totaling $63.0 million and $58.4 million, respectively.

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation.  The Company has priced the coal consistent with letter agreements with the OUCC regarding the price of coal that is charged by Fuels to SIGECO.  Amounts paid for such purchases for the three months ended September 30, 2007 and 2006, totaled $30.3 million and $28.9 million, respectively.  For the nine months ended September 30, 2007 and 2006, amounts paid for such purchases totaled $86.4 million and $91.4 million, respectively.

Miller Pipeline Corporation
Effective July 1, 2006, Vectren purchased the remaining 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary of Vectren.  Prior to the transaction, Miller was 50% owned by Duke Energy Corporation.  Miller performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Amounts paid by Utility Holdings to Miller for purchases of utility plant and other services for the three months ended September 30, 2007 and 2006, totaled $16.6 million and $5.2 million, respectively.  Amounts paid for the nine months ended September 30, 2007 and 2006, totaled $28.1 million and $14.4 million, respectively.

7.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance also provides services to Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2007 and 2006, totaled $111.0 million and $107.2 million, respectively and for the nine months ended September 30, 2007 and 2006, totaled $452.3 million and $451.2 million, respectively.  Amounts owed to ProLiance at September 30, 2007 and December 31, 2006, for those purchases were $29.5 million and $68.2 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  The Company purchased approximately 70 percent of its gas through ProLiance in 2007 and approximately 71 percent in 2006.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility which have been approved by the IURC through 2011.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of September 30, 2007, the Company has made capital investments of approximately $91 million related to this environmental requirement.  Of that amount, $49.4 million was placed into service on January 1, 2007 and was included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 (See Note 10).

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and is also seeking approval of a contract to purchase 30 MW of power generated by wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

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

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing
In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC was held in late August 2007 and the final hearing is scheduled for December 2007.  The Company expects an order from the IURC in the second quarter of 2008.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Filing of Pre-Filing Notice
In September 2007, the Company issued a pre-filing notice with the PUCO indicating it plans to request an increase in its base rate charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $29 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.

In addition, the Company is seeking extension of the decoupling mechanisms currently in place to encourage customer conservation and also is seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.

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

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  It is expected that after the North filing is acted upon, it will be at 100 percent also.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.6 million, of which $1.3 million has been recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

MISO
Since February 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.  The Company also receives transmission revenue that results from another members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility Revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, uncertainties around Day 2 energy market operations and a pending Day 3 market, where MISO plans to provide bid-based-regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  However, as stated above, it is believed that MISO’s regional operation of the transmission system will ultimately lead to reliability improvements.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The potential need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements.  Such expenditures may be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory at a FERC approved rate of return.

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

As a result of the implementation of FIN 48, the Company recognized an approximate $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of Retained earnings.  At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $7.0 million.  At September 30, 2007, the liability for uncertain tax positions totaled $5.0 million.  The decrease results from changes in estimates that charge against deferred taxes.

The amount of unrecognized tax benefits, which, if recognized, would impact the effective tax rate as of September 30, 2007, was $0.6 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

From time to time, the Company may consider changes to filed positions that could decrease the liability for uncertain tax positions.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  During the nine months ended September 30, 2007, the Company recognized expense related to interest and penalties totaling approximately $0.3 million.  The Company had approximately $0.5 million for the payment of interest and penalties accrued as of September 30, 2007.

12.	Segment Reporting

The Company’s operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations.  The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations.  In total, regulated operations supply natural gas and /or electricity to over one million customers.  Utility Holdings has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Revenues

Gas Utility Services	$114.0	$116.8	$890.0	$848.6
Electric Utility Services	143.6	123.2	361.6	324.4
Other Operations	10.1	9.2	30.3	27.5
Eliminations	(9.7)	(8.7)	(29.0)	(26.1)
Consolidated Revenues	$258.0	$240.5	$1,252.9	$1,174.4

Profitability Measure - Net Income/(Loss)

Gas Utility Services	$(8.4)	$(10.2)	$26.0	$18.7
Electric Utility Services	18.6	14.2	39.6	33.6
Other Operations	0.5	2.5	4.0	4.7
Total Net Income	$10.7	$6.5	$69.6	$57.0

13.	Impact of Recently Issued Accounting Guidance

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Utility Holdings’ 2007 earnings for the quarter ended September 30, 2007 were $10.7 million compared to $6.5 million in 2006 and $69.6 million for the nine months ended September 30, 2007 compared to $57.0 million in 2006.  The increases in earnings resulted from base rate increases in the Vectren South service territory; the combined impact of increased residential and commercial usage and lost margin recovery; and favorable weather.  The increase was offset somewhat by increased operating costs including depreciation expense and a lower effective tax rate in 2006.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of weather experienced during the third quarter of 2007 to be $4.8 million favorable compared to normal and $5.5 million favorable compared to the prior year.  Year to date, management estimates the margin impact of weather experienced during 2007 to be $5.4 million favorable compared to normal and $12.1 million favorable compared to the prior year.

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have an NTA mechanism.  Electric use among residential and commercial classes has remained relatively stable.  SIGECO’s electric service territory does not have an NTA mechanism and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, and costs to fund Indiana energy efficiency programs.  Certain operating costs associated with operating environmental compliance equipment were also tracked prior to their recovery in base rates that went into effect on August 15, 2007.  The August SIGECO rate orders also provide for the tracking of MISO revenues and costs, as well as the gas cost component of bad debt expense and unaccounted for gas.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Gas utility revenues	$114.0	$116.8	$890.0	$848.6
Cost of gas sold	52.9	59.9	592.0	577.4
Total gas utility margin	$61.1	$56.9	$298.0	$271.2
Margin attributed to:
Residential & Commercial	$45.9	$44.8	$249.8	$226.5
Industrial	9.2	9.5	34.9	34.2
Other	6.0	2.6	13.3	10.5
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.4	7.0	75.1	63.7
Industrial customers	18.0	17.7	62.5	61.2
Total throughput	24.4	24.7	137.6	124.9

For the three and nine months ended September 30, 2007, Gas Utility margins were $61.1 million and $298.0 million, respectively, an increase of $4.2 million quarter over quarter and $26.8 million year over year.  Residential and commercial customer usage, including lost margin recovery, increased margin $1.2 million during the quarter and $12.7 million year over year.  Year to date, Ohio weather was 4 percent warmer than normal, but 10 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.0 million compared to 2006.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $0.7 million.  Recovery of gas storage carrying costs in Ohio was $1.3 million quarter over quarter and $1.6 million year to date.  Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $0.4 million in the quarter and $8.3 million year over year.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2007, was $8.13 compared to $8.89 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Electric utility revenues	$143.6	$123.2	$361.6	$324.4
Cost of fuel & purchased power	50.5	46.8	129.5	115.8
Total electric utility margin	$93.1	$76.4	$232.1	$208.6

Residential & commercial	$64.5	$49.3	$147.9	$125.6
Industrial	21.6	18.9	56.4	53.4
Municipalities & other	4.4	6.6	14.7	18.9
Subtotal: retail & firm wholesale	$90.5	$74.8	$219.0	$197.9
Asset optimization	$2.6	$1.6	$13.1	$10.7

Electric volumes sold in GWh attributed to:
Residential & commercial customers	954.4	847.0	2,357.7	2,152.4
Industrial customers	638.7	674.7	1,942.4	1,983.9
Municipalities & other customers	192.1	182.9	483.5	494.7
Total retail & firm wholesale volumes sold	1,785.2	1,704.6	4,783.6	4,631.0

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $90.5 million and $219.0 million for the three and nine months ended September 30, 2007.  These represent increases over the prior year periods of $15.7 million and $21.1 million, respectively.  Management estimates the period over period increases in usage by residential and commercial customers due to weather to be $5.9 million in the quarter and $10.1 million year to date.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $6.4 million, and recovery of pollution control investments and expenses increased margin $1.3 million in the quarter and $3.2 million year over year.  Impacts of weather on volumes sold were offset in the quarter by a large industrial customer’s planned outage.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Off-system sales	$1.1	$1.2	$9.9	$11.9
Transmission system sales	1.5	1.0	3.2	2.5
Other	-	(0.6)	-	(3.7)
Total asset optimization	$2.6	$1.6	$13.1	$10.7

For the three and nine months ended September 30, 2007, net asset optimization margins were $2.6 million and $13.1 million, which represents increases of $1.0 million and $2.4 million, compared to 2006.  The increases are primarily due to losses on financial contracts experienced in 2006 offset partially by lower availability of generating units for off system sales in 2007, due largely to the retirement of 50 MW of owned generation on December 31, 2006.  Year to date off-system sales totaled 571.7 GWh in 2007, compared to 755.0 GWh in 2006.

Other Operating Expenses

For the three and nine months ended September 30, 2007, Other operating expenses were $65.6 million and $198.4 million, which represent increases of $4.0 million and $15.6 million, compared to 2006.  Pass-through costs, including costs funding new Indiana energy efficiency programs that are recovered in utility margin, increased $0.6 million in the quarter and $7.3 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $0.3 million in the quarter and $1.3 million year over year.  Third quarter planned outage costs associated with a jointly owned turbine resulted in $2.5 million of increased costs.  The remaining increases are primarily due to increased wage and benefit costs, other operating cost increases, and timing of expenses.

Depreciation & Amortization

For the three and nine months ended September 30, 2007, Depreciation and amortization expenses were $40.4 million and $119.4 million, which represents increases of $2.4 million and $6.6 million compared to 2006.  The increases were primarily due to increased utility plant and also include $0.5 million of amortization associated with electric demand side management costs permitted to be recovered pursuant to the August 15th electric base rate order.

Taxes Other Than Income Taxes

For the three and nine months ended September 30, 2007, Taxes other than income taxes were $11.3 million and $49.6 million, which represent increases of $0.8 million and $4.7 million compared to 2006.  The year to date increase results primarily from increased property taxes and higher revenues subject to taxes.

Other Income-Net

Other-net reflects income of $1.3 million for the quarter and $6.2 million year to date.  The $0.7 million decrease in the quarter and $1.4 million increase year to date are primarily related to the capitalization of funds used during construction.

Interest Expense

For the three and nine months ended September 30, 2007, Interest expense was $20.8 million and $58.8 million, which represents increases of $1.6 million and $1.4 million compared to 2006.  The increases reflect higher interest rates associated with short-term borrowings and are partially offset by the impact of financing transactions completed in October 2006, in which about $93 million in debt-related proceeds were raised and used to retire higher interest rate debt.

Income Taxes

Federal and state income taxes were $7.1 million for the quarter and $41.8 million year to date, increases of $7.1 million and $10.7 million compared to the prior year periods.  The higher taxes are primarily due to higher pretax income and a lower effective tax rate in 2006.  The lower effective tax rate in 2006 primarily relates to favorable adjustments approximating $2.0 million recorded in the third quarter of 2006 reflective of final taxes reported on 2005 state and federal income tax returns and a $1.5 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of September 30, 2007, the Company has made capital investments of approximately $91 million related to this environmental requirement.  Of that amount, $49.4 million was placed into service on January 1, 2007 and was included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 (See Rate and Regulatory Matter Section).

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and is also seeking approval of a contract to purchase 30 MW of power generated by wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Rate and Regulatory Matters

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.  The increase in Electric Utility margin as a result of this order totaled $6.4 million in the three and nine months ended September 30, 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

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

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The increase in Gas Utility margin as a result of this order totaled $0.7 million in the three and nine months ended September 30, 2007.

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing

In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC was held in late August 2007 and the final hearing is scheduled for December 2007.  The Company expects an order from the IURC in the second quarter of 2008.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Filing of Pre-Filing Notice

In September 2007, the Company issued a pre-filing notice with the PUCO indicating it plans to request an increase in its base rate charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $29 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.

In addition, the Company is seeking extension of the decoupling mechanisms currently in place to encourage customer conservation and also is seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.

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

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  It is expected that after the North filing is acted upon, it will be at 100 percent also.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.6 million, of which $1.3 million has been recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.  The Company also receives transmission revenue that results from another members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility Revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative related costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, uncertainties around Day 2 energy market operations and a pending Day 3 market, where MISO plans to provide bid-based-regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  However, as stated above, it is believed that MISO’s regional operation of the transmission system will ultimately lead to reliability improvements.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The potential need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements.  Such expenditures may be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory at a FERC approved rate of return.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  The Company will adopt SFAS 159 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

Financial Condition

Utility Holdings, the parent company, funds the short-term and long-term financing needs of its consolidated operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2007, totaled $700.0 million and $352.5 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  Utility Holdings’ operations have historically funded the significant portion of Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at September 30, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2006.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51% and 50% of long-term capitalization at September 30, 2007, and December 31, 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Utility Holdings expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to significant capital expenditures, the Company may require additional permanent financing.  As of September 30, 2007, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations.  While net income has increased, cash flow from operating activities of $173.1 million decreased $41.4 million during the nine months ended September 30, 2007, compared to 2006.  The decrease was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $210.6 million increased $25.3 million compared to the prior year.  Working capital changes used cash of $8.0 million in 2007 compared to cash generated of $52.3 million in 2006.

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

Cash flow provided by financing activities was $18.2 million for the nine months ended September 30, 2007 compared to cash required of $55.2 million in 2006.  This change was primarily due to higher short-term borrowings, which increased $82.1 million year to date and were used to fund increased capital expenditures and working capital.  The retirement of $6.5 million in long-term debt during the quarter and an increase in dividends paid of $1.5 million year over year also contributed to the change.

Investing Cash Flow

Cash flow required for investing activities was $212.8 million for the nine months ended September 30, 2007, an increase of $44.7 million over the prior year.  The increase is attributable to increased electric transmission and pollution control capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At September 30, 2007, the Company has $520 million of short-term borrowing capacity, of which approximately $168 million is available.

Long-term Borrowing Arrangements

Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $300 million aggregate principal amount of unsecured senior notes in September 2007, which is anticipated to meet Utility Holdings’ estimated debt financing requirements over the next 3 years.  In October 2007 the SEC declared the registration statement to be effective.  When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies:  SIGECO, Indiana Gas, and VEDO.  These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.

Potential Capital Contributions from Vectren

Equity Forward
As of September 30, 2007, Vectren Corporation has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock.  Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed Vectren to price the offering under market conditions existing at that time, and to better match the receipt of the offering proceeds with the implementation of regulatory initiatives, providing a return on the new equity employed.  The offering proceeds, when and if received, will likely be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures.  The equity forward must be settled prior to February 28, 2009.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2007 are estimated to be approximately $91 million.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Utility Holdings 2006 Form 10-K and are therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 9, 2007	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)