Form 10-K
period 2007-12-31
VECTREN UTILITY HOLDINGS INC
filed 2008-02-28
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-16739

VECTREN UTILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-2104850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Vectren Square, Evansville, Indiana	47708
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  812-491-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Vectren Utility 6.10% SR NTS 12/1/2035	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common – Without Par	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □                                                       Accelerated filer □

Non-accelerated filer ☒                                                             Smaller reporting company □
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007, was zero.  All shares outstanding of the Registrant’s common stock were held by Vectren Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value	10	January 31, 2008
Class	Number of Shares	Date

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

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of Vectren Utility Holdings, Inc., free of charge through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Item		Page
Number		Number
Part I

1	Business	5
1A	Risk Factors	9
1B	Unresolved Staff Comments	13
2	Properties	13
3	Legal Proceedings	14
4	Submission of Matters to Vote of Security Holders	14

Part II

5	Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	14
6	Selected Financial Data	15
7	Management's Discussion and Analysis of Results of Operations and Financial Condition	15
7A	Qualitative and Quantitative Disclosures About Market Risk	34
8	Financial Statements and Supplementary Data	36
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
9A	Controls and Procedures, including Management’s Assessment of Internal Controls over Financial ReportingControls and Procedures	71
9B	Other Information	71

Part III

10	Directors, Executive Officers and Corporate Governance(A)	71
11	Executive Compensation(A)	72
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(A)	72
13	Certain Relationships, Related Transactions and Director Independence(A)	72
14	Principal Accountant Fees and Services	72

Part IV

15	Exhibits and Financial Statement Schedules	73
	Signatures	78

(A)
– Omitted or amended as the Registrant is a wholly owned subsidiary of Vectren Corporation and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

PART I

ITEM 1.  BUSINESS

Description of the Business

Vectren Utility Holdings, Inc. (the Company or Utility Holdings), an Indiana corporation, was formed on March 31, 2000, to serve as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana, and was organized on June 10, 1999.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 318,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Narrative Description of the Business

The Company has regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.

At December 31, 2007, the Company had $3.6 billion in total assets, with $2.0 billion (56 percent) attributed to Gas Utility Services, $1.4 billion (38 percent) attributed to Electric Utility Services, and $0.2 billion (6 percent) attributed to Other Operations.  Net income for the year ended December 31, 2007, was $106.5 million, with $41.7 million attributed to the Gas Utility Services, $52.6 million attributed to Electric Utility Services, and $12.2 million attributed to Other Operations.  Net income for the year ended December 31, 2006, was $91.4 million.  For further information regarding the activities and assets of operating segments, refer to Note 11 in the Company’s consolidated financial statements included under “Item 8 Financial Statements and Supplementary Data.”

Following is a more detailed description of the Gas Utility Services and Electric Utility Services operating segments.  The Company’s Other Operations are not significant.

Gas Utility Services

At December 31, 2007, the Company supplied natural gas service to approximately 998,000 Indiana and Ohio customers, including 911,000 residential, 85,000 commercial, and 2,000 industrial and other contract customers.  This represents customer base growth of 0.3 percent compared to 2006.

The Company’s service area contains diversified manufacturing and agriculture-related enterprises.  The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan®) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining.  The largest Indiana communities served are Evansville, Bloomington, Terre Haute, and suburban areas surrounding Indianapolis and Indiana counties near Louisville, Kentucky.  The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2007, gas utility revenues were approximately $1,269.4 million, of which residential customers accounted for 67 percent, commercial 27 percent, and industrial and other contract customers 6 percent.

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers.  Total volumes of gas provided to both sales and transportation customers (throughput) were 194.6 MMDth for the year ended December 31, 2007.  Gas transported or sold to residential and commercial customers was 108.4 MMDth representing 56 percent of throughput.  Gas transported or sold to industrial and other contract customers was 86.2 MMDth representing 44 percent of throughput.  Rates for transporting gas generally provide for the same margins earned by selling gas under applicable sales tariffs.

The volume of gas sold is seasonal and affected by variations in weather conditions.  To mitigate seasonal demand, the Company has storage capacity at seven active underground gas storage fields and six liquefied petroleum air-gas manufacturing plants.  The Company also contracts with its affiliate, ProLiance Holdings, LLC (ProLiance), and with other third party gas service providers to ensure availability of gas.  ProLiance is an unconsolidated, nonutility, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas).  (See Note 4 in the Company’s Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data” regarding transactions with ProLiance).  Periodically, purchased natural gas is injected into storage.  The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements.  The Company also prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season.  The volumes of gas per day that can be delivered during peak demand periods for each utility are located in “Item 2 Properties.”

Gas Purchases

In 2007, the Company purchased 101,912 MDth volumes of gas at an average cost of $8.14 per Dth, of which approximately 71 percent was purchased through ProLiance and 29 percent was purchased from third party providers.  Vectren received regulatory approval on April 25, 2006 from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  As a result of a June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services.  Since November 1, 2005, the Company has used a third party provider for these services.  Prior to October 31, 2005, ProLiance supplied natural gas to all of the Company’s regulated gas utilities.  The average cost of gas per Dth purchased for the previous five years was $8.14 in 2007, $8.64 in 2006, $9.05 in 2005, $6.92 in 2004, and $6.36 in 2003.

Electric Utility Services

At December 31, 2007, the Company supplied electric service to over 141,000 Indiana customers, including approximately 122,000 residential, 18,800 commercial, and 200 industrial and other customers.  Customer base growth was approximately 0.5 percent compared to 2006.  In addition, the Company has firm power commitments to nearby municipalities and has contingency reserve requirements consistent with Reliability First Corp. standards.

The principal industries served include polycarbonate resin (Lexan®) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2007, retail and firm wholesale electricity sales totaled 6,216.5 GWh, resulting in revenues of approximately $448.1 million.  Residential customers accounted for 36 percent of 2007 revenues; commercial 25 percent; industrial 31 percent, and municipal and other 8 percent.  In addition, the Company sold 921.3 GWh through optimization activities in 2007, generating revenue, net of purchased power costs, of $39.8 million.

System Load

Total load for each of the years 2003 through 2007 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of summer peak load	8/08/2007	8/10/2006	7/25/2005	7/13/2004	8/27/2003
Total load at peak (1)	1,341	1,325	1,315	1,222	1,272

Generating capability	1,295	1,351	1,351	1,351	1,351
Firm purchase supply	130	107	107	105	32
Interruptible contracts	62	62	76	51	95
Total power supply capacity	1,487	1,520	1,534	1,507	1,478

Reserve margin at peak	11%	15%	17%	23%	16%

(1)
The total load at peak is increased 25 MW in 2007, 2006, 2005, and 2003 from the total load actually experienced.  The additional 25 MW represents load that would have been incurred if Summer Cycler program had not been activated.  The 25 MW is also included in the interruptible contract portion of the Company’s total power supply capacity in those years.  On the date of peak in 2004, Summer Cycler program was not activated.

The winter peak load for the 2006-2007 season of approximately 961 MW occurred on December 7, 2006.  The prior year winter peak load was approximately 935 MW, occurring on December 20, 2005.

Generating Capability
Installed generating capacity as of December 31, 2007, was rated at 1,295 MW.  Coal-fired generating units provide 1,000 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW.  Electric generation for 2007 was fueled by coal (98 percent) and natural gas (2 percent).  Oil was used only for testing of gas/oil-fired peaking units.  The Company generated approximately 6,873 GWh in 2007.  Further information about the Company’s owned generation is included in "Item 2 Properties".

In January 2008, the Company requested authority from the IURC to build a 100 MW gas-fired turbine peaking unit in Gibson County Indiana.  If approved, it would be operational by 2010.  The Company discontinued operations of Culley Unit 1 (50 MW) effective December 31, 2006.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana coal mines, including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren.  Approximately 3.3 million tons of coal were purchased for generating electricity during 2007, of which approximately 92 percent was supplied by Vectren Fuels, Inc. from its mines and third party purchases.  The average cost of coal consumed in generating electric energy for the years 2003 through 2007 follows:

	Year Ended December 31,
Avg. Cost Per	2007	2006	2005	2004	2003
Ton	$40.23	$37.51	$30.27	$27.06	$24.91
MWh	19.78	18.44	14.94	13.06	11.93

Firm Purchase Supply
The Company maintains a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC).  The OVEC is comprised of several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy’s (DOE) uranium enrichment plant near Portsmouth, Ohio.  The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand.  At the present time, the DOE contract demand is essentially zero.  Because of this decreased demand, the Company’s 1.5 percent interest in the OVEC makes available approximately 30 MW of capacity for use in other operations.  The Company purchased approximately 231 GWh from OVEC in 2007.

The Company has a capacity contract with Duke Energy Marketing America, LLC. (Duke) to purchase as much as 100 MW at any time from a power plant located in Vermillion County Indiana.  The contract ends on December 31, 2009.  The Company purchased approximately 17 GWh under this contract in 2007.

Other Power Purchases
The Company also purchases power as needed principally from the MISO to supplement its generation and firm purchase supply in periods of peak demand.  Volumes purchased principally from the MISO in 2007 totaled 416 GWh.

Interconnections
The Company has interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW.  However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve its desired import/export capability has been, and may continue to be, impacted as a result of the ongoing changes in the operation of the Midwestern transmission grid.  The Company, as a member of the Midwest Independent System Operator (MISO), has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to MISO.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s participation in MISO.

Competition

The utility industry has undergone dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies.  Currently, several states have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation.  At the present time, Indiana has not adopted such legislation.  Ohio regulation allows gas customers to choose their commodity supplier.  The Company implemented a choice program for its gas customers in Ohio in January 2003.  At December 31, 2007, over 77,000 customers in Vectren’s Ohio service territory purchase natural gas from a supplier other than the utility.  Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs.  Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting large volume customers to choose their commodity supplier.

On February 4, 2008, the Company along with the OCC and other interveners filed a settlement agreement with the PUCO regarding the first two stages of a three stage plan to exit the merchant function in the Company’s Ohio service territory.  As designed, the terms and conditions of the plan allow in stage one for a regulator-approved auction to select qualified wholesale suppliers that will supply gas commodity to the Company for resale to its customers at auction-determined standard pricing.  In stage two, the Company will no longer sell natural gas directly to customers; rather a regulator-approved auction will select state-certified Choice suppliers that will sell gas commodity to customers at auction-determined standard pricing and the Company will transport that gas supply to the customers.  In the third stage, which is not part of this application filing, it is contemplated that all of the Company’s Ohio customers will choose their commodity supplier from state-certified Choice suppliers in the competitive market.  The settlement agreement includes an Exit Transition Cost rider which, if approved, will allow the Company to recover costs associated with the transition to this market structure.  As the cost of gas is currently passed through to customers through a regulator approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  If the settlement agreement is approved, the Company’s transition to this market structure will commence in mid to late 2008.

Regulatory and Environmental Matters

See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s regulatory environment and environmental matters.

Personnel

As of December 31, 2007, the Company and its consolidated subsidiaries had 1,639 employees, of which 798 are subject to collective bargaining arrangements.

In July 2007, the Company reached a three-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2010.

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

Utility Holdings is a holding company and its assets consist primarily of investments in its subsidiaries.

The ability of Utility Holdings to receive dividends and repayment of indebtedness from its subsidiaries depends on the earnings, financial condition, capital requirements and cash flow of its subsidiaries, SIGECO, Indiana Gas, and VEDO and the distribution or other payment of earnings from those entities to Utility Holdings.  Should the earnings, financial condition, capital requirements or cash flow of, or legal requirements applicable to, them restrict their ability to pay dividends or make other payments to the Company, its ability to pay dividends to its parent could be limited.  Utility Holdings’ results of operations, future growth and earnings and dividend goals also will depend on the performance of its subsidiaries.  Additionally, certain of the Company’s lending arrangements contain restrictive covenants, including the maintenance of a total debt to total capitalization ratio, which could limit its ability to pay dividends.

Utility Holdings operates in an increasingly competitive industry, which may affect its future earnings.

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressure faced by electric and gas utility companies.  Increased competition may create greater risks to the stability of Vectren’s earnings generally and may in the future reduce its earnings from retail electric and gas sales.  Currently, several states, including Ohio, have passed legislation that allows customers to choose their electricity supplier in a competitive market.  Indiana has not enacted such legislation.  Ohio regulation also provides for choice of commodity providers for all gas customers.  In 2003, the Company implemented this choice for its gas customers in Ohio.  Indiana has not adopted any regulation requiring gas choice except for large-volume customers.  Utility Holdings cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on its business, prospects, financial condition or results of operations.

A significant portion of Utility Holdings’ gas and electric utility sales are space heating and cooling.  Accordingly, its operating results may fluctuate with variability of weather.

Vectren’s gas and electric utility sales are sensitive to variations in weather conditions.  The Company forecasts utility sales on the basis of normal weather, which represents a 30-year historical average.  Since Vectren does not have a weather-normalization mechanism for its electric operations or its Ohio natural gas operations, significant variations from normal weather could have a material impact on its earnings.  However, the impact of weather on the gas operations in the Company’s Indiana territories has been significantly mitigated through the implementation on October 15, 2005, of a normal temperature adjustment mechanism.

Utility Holdings’ gas and electric utility sales are concentrated in the Midwest.

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

Risks related to the regulation of Utility Holdings’ businesses, including environmental regulation, could affect the rates the Company charges its customers, its costs and its profitability.

Utility Holdings’ businesses are subject to regulation by federal, state and local regulatory authorities.  In particular, Vectren is subject to regulation by the FERC, the NERC (North American Electric Reliability Corporation), the IURC and the PUCO.  These authorities regulate many aspects of its transmission and distribution operations, including construction and maintenance of facilities, operations, and safety.  In addition, these regulatory agencies regulate the rates that Utility Holdings’ utilities can charge customers, the rate of return that Utility Holdings’ utilities are authorized to earn, and its ability to timely recover gas and fuel costs.  The Company’s ability to obtain rate increases to maintain its current authorized rate of return depends upon regulatory discretion, and there can be no assurance that Utility Holdings will be able to obtain rate increases or rate supplements or earn its current authorized rate of return.  As gas costs remain above historical levels, a disallowance of gas costs might be material to the Company’s operations or financial condition.

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

Further, there are proposals to address global climate change that would regulate carbon dioxide (CO2) and other greenhouse gases and other proposals that would mandate an investment in renewable energy sources.  Any future legislative or regulatory actions taken to address global climate change or mandate renewable energy sources could adversely affect Utility Holdings’ business, prospects, financial condition and results of operations by, for example,  requiring changes in, and increased costs related to, the Company’s fossil fuel generating plants and increased costs to acquire renewable energy sources.

From time to time, Utility Holdings is subject to material litigation and regulatory proceedings.

From time to time, the Company may be subject to material litigation and regulatory proceedings including matters involving compliance with state and federal laws or other matters.  There can be no assurance that the outcome of these matters will not have a material adverse effect on Utility Holdings’ business, prospects, results of operations or financial condition.

Utility Holdings’ electric operations are subject to various risks.

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

Since February 2002 and with the IURC’s approval, the Company has been a member of the MISO.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over Vectren’s electric transmission facilities as well as that of other Midwest utilities.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to Utility Holdings’ facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  As part of its recent rate case, SIGECO obtained approval to recover costs for certain transmission projects through its MISO tracker.

Wholesale power marketing activities may add volatility to earnings.

Utility Holdings’ regulated electric utility engages in wholesale power marketing activities that primarily involve asset optimization strategies.  These optimization strategies primarily involve the offering of utility-owned or contracted generation into the MISO hourly and real time markets.  As part of these strategies, the Company may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery.  Margin earned from these activities above or below $10.5 million is shared evenly with customers.  These earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available, beyond that needed to meet firm service requirements.

Catastrophic events could adversely affect Vectren’s facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

A downgrade (or negative outlook) in or withdrawal of Utility Holdings’ credit ratings, or the credit ratings of bond insurers that insure certain long-term debt of SIGECO, could negatively affect its ability to access capital and its cost.

The following table shows the current ratings assigned to certain outstanding debt by Moody’s and Standard & Poor’s:
Current Rating
Standard
	Moody’s	& Poor’s
Utility Holdings and Indiana Gas senior unsecured debt	Baa1	A-
Utility Holdings commercial paper program	P-2	A-2
SIGECO’s senior secured debt	A-3	A

The current outlook of both Standard and Poor’s and Moody’s is stable and both categorize the ratings of the above securities as investment grade.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

Utility Holdings may be required to obtain additional permanent financing (1) to fund its capital expenditures, investments and debt security redemptions and maturities and (2) to further strengthen its capital structure and the capital structures of its subsidiaries.  If the rating agencies downgrade the Company’s credit ratings, particularly below investment grade, or initiate negative outlooks thereon, or withdraw its ratings or, in each case, the ratings of its subsidiaries, it may significantly limit its access to the debt capital markets and the commercial paper market, and the Company’s borrowing costs would increase.  In addition, Utility Holdings would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease.  Finally, there is no assurance that the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

SIGECO has approximately $103 million of tax-exempt adjustable rate long-term debt where the interest rates on this debt are reset every seven days through an auction process.  In February 2008, significant disruptions occurred in the overall auction rate debt markets.  As a result, many auctions of tax-exempt debt, including some of those involving SIGECO's auction rate debt, failed as a result of insufficient order interest from potential investors.  These failures are largely attributable to a lack of liquidity in the market place arising from downgrades in, and negative watches regarding, credit ratings of monoline insurers that guarantee the timely repayment of bond principal and interest if an issuer defaults, as well as from disruptions in the overall financial markets.  Monoline insurer Ambac Assurance Corporation insures the Company's auction rate long-term debt.  As a result of these failed auctions, interest rates associated with these instruments reset to the maximum rates permitted under the various debt indentures of 10 percent to 15 percent for the following week.  On a weekly basis, interest expense using these maximum rates is approximately $200,000 higher than the average weekly interest expense based on rates experienced during 2007.

Subject to applicable notice provisions, SIGECO may, at its option, redeem this auction rate debt at par value plus the accrued and unpaid interest or elect to utilize other interest rate modes available to it as defined in the various debt indentures.  SIGECO provided notice to current holders of this debt during late February 2008 that such debt will be converted from the auction rate mode into a daily interest rate mode during March 2008 and will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.  While the Company completes its conversion from the current auction rate mode to the daily interest rate mode, it may continue to experience increased interest costs.  Following conversion to the daily mode, expected to be completed by March 14, SIGECO may again convert the debt to other interest rate modes and remarket it to investors or redeem the debt and reissue new debt, including the possibility of replacing the outstanding debt with taxable debt from Utility Holdings.

The performance of Vectren’s nonutility businesses may impact Utility Holdings.

Execution of gas marketing strategies by ProLiance and Vectren’s nonutility gas retail supply operations as well as the execution of Vectren’s coal mining and energy infrastructure services strategies, and the success of efforts to invest in and develop new opportunities in the nonutility business area is subject to a number of risks.  These risks include, but are not limited to, the effects of weather; failure of installed performance contracting products to operate as planned; failure to properly estimate the cost to construct projects; storage field and mining property development; increased coal mining industry regulation; potential legislation that may limit CO2 and other greenhouse gas emissions; creditworthiness of customers and joint venture partners; factors associated with physical energy trading activities, including price, basis, credit, liquidity, volatility, capacity, and interest rate risks; changes in federal, state or local legal requirements, such as changes in tax laws or rates; and changing market conditions.  Material adverse developments affecting these businesses may result in a downgrade in Utility Holdings’ credit ratings, limit its ability to access the debt markets, bank financing and commercial paper markets and, thus, its liquidity.

Vectren’s nonutility businesses support Utility Holdings’ utilities pursuant to service contracts by providing natural gas supply services, coal, and energy infrastructure services.  In most instances, Vectren’s ability to maintain these service contracts depends upon regulatory approval and negotiations with interveners, and there can be no assurance that it will be able to obtain future service contracts, or that existing arrangements will not be altered.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,130 acres of land with an estimated ready delivery from storage capability of 5.6 BCF of gas with maximum peak day delivery capabilities of 145,000 MCF per day.  Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day.  In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.9 BCF of storage with a maximum peak day delivery capability of 298,579 MMBTU per day.  Indiana Gas’ gas delivery system includes 12,699 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields located in Indiana covering 6,070 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,500 MCF per day.  In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.5 BCF of storage with a maximum peak day delivery capability of 19,166 MMBTU per day.  SIGECO's gas delivery system includes 3,192 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants, all of which are located in Ohio.  The plants can store 0.5 million gallons of propane, and the plants can manufacture for delivery 52,187 MCF of manufactured gas per day.  In addition to its propane delivery capabilities, the Ohio operations have contracted for 11.8 BCF of storage with a maximum peak day delivery capability of 246,080 MMBTU per day.  The Ohio operations’ gas delivery system includes 5,468 miles of distribution and transmission mains, all of which are located in Ohio.

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2007, was rated at 1,295 MW.  SIGECO's coal-fired generating facilities are the Brown Station with two units of 490 MW of combined capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with two units of 360 MW of combined capacity, and Warrick Unit 4 with 150 MW of capacity.  Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana.  SIGECO's gas-fired turbine peaking units are:  two 80 MW gas turbines (Brown Unit 3 and Brown Unit 4) located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65 MW); and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.  The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil.  Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 926 circuit miles of 138,000 and 69,000 volt lines.  The transmission system also includes 31 substations with an installed capacity of 5,457 megavolt amperes (Mva).  The electric distribution system includes 4,211 pole miles of lower voltage overhead lines and 340 trench miles of conduit containing 1,878 miles of underground distribution cable.  The distribution system also includes 98 distribution substations with an installed capacity of 3,002 Mva and 53,456 distribution transformers with an installed capacity of 2,497 Mva.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, rate and regulatory matters.  The consolidated financial statements are included in “Item 8 Financial Statements and Supplementary Data.”

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

Dividends Paid to Parent
During 2007, Utility Holdings paid dividends to its parent company of $19.1 million in each quarter.

During 2006, Utility Holdings paid dividends to its parent company of $18.7 million in each of the first, second and third quarters, and $19.4 million in the fourth quarter.

On January 30, 2008, the board of directors declared a $20.8 million dividend, payable to Vectren on February 29, 2008.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds.  Future payments of dividends, and the amounts of these dividends, will depend on the Company’s financial condition, results of operations, capital requirements, and other factors.  Certain lending arrangements contain restrictive covenants, including the maintenance of a total debt to total capitalization ratio, which could limit the Company’s ability to pay dividends. These restrictive covenants are not expected to affect the Company’s ability to pay dividends in the near term.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K.

	Year Ended December 31,
(In millions)	2007	2006	2005	2004	2003
Operating Data:
Operating revenues	$1,759.0	$1,656.5	$1,781.8	$1,498.0	$1,448.8
Operating income	244.4	209.0	216.6	196.3	197.2
Income before cumulative effect of change
in accounting principle	106.5	91.4	95.1	83.1	85.6
Net income	106.5	91.4	95.1	83.1	85.6
Balance Sheet Data:
Total assets	$3,643.7	$3,440.8	$3,391.2	$3,147.7	$2,925.1
Redeemable preferred stock	-	-	-	0.1	0.2
Long-term debt - net of current maturities
& debt subject to tender	1,062.6	1,025.3	997.8	941.3	960.5
Common shareholder's equity	1,090.4	1,056.7	1,023.8	985.4	979.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Utility Holdings generates revenue primarily from the delivery of natural gas and electric service to its customers.  Utility Holding’s primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services.  Vectren has in place a disclosure committee that consists of senior management as well as financial management.  The committee is actively involved in the preparation and review of Utility Holdings' SEC filings.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Executive Summary of Consolidated Results of Operations

In 2007, the Utility Holdings’ earnings were $106.5 million compared to $91.4 million in 2006 and $95.1 million in 2005.  The increase in 2007 compared to 2006 resulted from base rate increases in the Vectren South service territory, the combined impact of residential and commercial usage and lost margin recovery, favorable weather, and increased wholesale power marketing margins.  The increase was offset somewhat by increased operating costs including depreciation expense and a lower effective tax rate in 2006.

In 2006 compared to 2005, the decline in Utility Holdings’ earnings is primarily the result of lower wholesale power marketing margins as well as declines in customer usage, higher depreciation and interest costs.  The decline was mitigated somewhat by the implementation of regulatory initiatives noted above, the impact of a lower effective tax rate, and a gain realized on the sale of a storage asset.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the 2007 margin impact of weather experienced to be $5.5 million favorable compared to 30-year normal temperatures.  In 2006 and 2005 weather across all utilities was unfavorable compared to 30-year normal temperatures.  Management estimates the effect of weather compared to normal was unfavorable $4 million after tax in 2006 and unfavorable $3 million after tax in 2005.  The 2007 and 2006 weather effect is net of normal temperature adjustment (NTA) mechanism impacts.  The NTA was implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005.

Results of Operations

Significant Fluctuations

Margin
Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used.  Gas Utility margin is calculated as Gas Utility revenues less Cost of gas sold.  Electric Utility margin is calculated as Electric Utility revenues less Cost of fuel & purchased power.  These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income.  The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have an NTA mechanism.  SIGECO’s electric service territory does not have an NTA mechanism but has recovery of past demand side management costs.

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

Gas Utility margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:
	Year Ended December 31,
(In millions)	2007	2006	2005

Gas utility revenues	$ 1,269.4	$ 1,232.5	$ 1,359.7
Cost of gas sold	847.2	841.5	973.3
Total gas utility margin	$ 422.2	$ 391.0	$ 386.4
Margin attributed to:
Residential & commercial customers	$ 357.1	$ 330.2	$ 333.2
Industrial customers	48.3	48.0	48.3
Other customers	16.8	12.8	4.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	108.4	97.7	112.9
Industrial customers	86.2	84.9	87.2
Total sold & transported volumes	194.6	182.6	200.1

Gas Utility margins were $422.2 million for the year ended December 31, 2007, an increase of $31.2 million compared to 2006.  Residential and commercial customer usage, including lost margin recovery, increased margin $13.3 million year over year.  For all of 2007, Ohio weather was 6 percent warmer than normal, but approximately 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.0 million compared to 2006.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $3.3 million.  Recovery of gas storage carrying costs in Ohio was $2.3 million.  Lastly, operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $10.3 million year over year.  During 2007, the company resolved all remaining issues related to a 2005 disallowance by the PUCO of gas costs incurred by the Ohio utility operations, resulting in an additional charge of $1.1 million.  The average cost per dekatherm of gas purchased for the year ended December 31, 2007, was $8.14 compared to $8.64 in 2006 and $9.05 in 2005.

Gas Utility margins were $391.0 million for the year ended December 31, 2006, an increase of $4.6 million compared to 2005.  A full year of base rate increases implemented in the Company’s Ohio service territory which increased margin $4.2 million, a $4.1 million disallowance of Ohio gas costs in 2005, the effects of the NTA implemented in 2005 in the Company’s Indiana service territories, and the lost margin recovery authorizations implemented in the fourth quarter of 2006, more than offset the effects of warm weather, lower usage, and decreased tracked expenses recovered dollar for dollar in margin.

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

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:
	Year Ended December 31,
(In millions)	2007	2006	2005

Electric utility revenues	$487.9	$422.2	$421.4
Cost of fuel & purchased power	174.8	151.5	144.1
Total electric utility margin	$313.1	$270.7	$277.3
Margin attributed to:
Residential & commercial customers	$194.7	$162.9	$170.8
Industrial customers	75.0	70.2	66.9
Municipal & other customers	21.8	24.0	19.8
Subtotal: Retail & firm wholesale	$291.5	$257.1	$257.5
Asset optimization	$21.6	$13.6	$19.8
Electric volumes sold in GWh attributed to:
Residential & commercial customers	3,042.9	2,789.7	2,933.2
Industrial customers	2,538.5	2,570.4	2,575.9
Municipal & other customers	635.1	644.4	689.9
Total retail & firm wholesale volumes sold	6,216.5	6,004.5	6,199.0

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins was $291.5 million for the year ended December 31, 2007.  This represents an increase over the prior year of $34.4 million.  Management estimates the year over year increases in usage by residential and commercial customers due to weather to be $11.8 million.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $17.9 million.  During 2007, cooling degree days were 33 percent above normal compared to 5 percent below normal in 2005.  Recovery of pollution control investments and expenses increased margin $5.5 million year over year.

Electric retail and firm wholesale utility margin was $257.1 million for the year ended December 31, 2006 and was generally flat compared to 2005.  The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $2.6 million year over year.  Higher demand charges and other items increased industrial customer margin approximately $3.2 million year over year.  These increases were offset by decreased residential and commercial usage.  The decreased usage was due primarily to mild weather during the peak cooling season.  For 2006 compared to 2005, the estimated decrease in margin due to unfavorable weather was $4.6 million ($4.0 million for below normal cooling weather and $0.6 million for below normal heating weather).  In 2005, cooling degree days were 9 percent above normal.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  A majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO Day Ahead market.

Asset optimization activity is comprised of the following:
	Year Ended December 31,
(In millions)	2007	2006	2005
Off-system sales	$16.9	$14.2	$15.3
Transmission system sales	4.7	3.5	4.5
Other	-	(4.1)	-
Total asset optimization	$21.6	$13.6	$19.8

For the year ended December 31, 2007, net asset optimization margins were $21.6 million, which represents an increase of $8.0 million, compared to 2006.  The increase is primarily due to losses on financial contracts experienced in 2006 and higher fourth quarter wholesale prices.  Margins in 2006 decreased $6.2 million when compared to 2005 primarily due to the financial contract losses experienced in 2006 and lower volumes sold off system.  In 2006, the availability of excess capacity was reduced by scheduled outages associated with the installation of environmental compliance equipment.  Off-system sales totaled 948.9 GWh in 2007, compared to 889.4 GWh in 2006 and 1,208.1 GWh in 2005.

Operating Expenses

Other Operating
For the year ended December 31, 2007, Other operating expenses were $266.1 million, which represents an increase of $27.1 million, compared to 2006.  Operating costs recovered dollar for dollar in margin, including costs funding new Indiana energy efficiency programs, increased $9.5 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $1.3 million year over year.  Costs directly attributable to the Vectren South rate cases, including amortization of prior deferred costs, totaled $3.6 million in 2007.  Expenses in 2006 are offset by the gain on the sale of a storage asset of approximately $4.4 million.  The remaining increases are primarily due to increased wage and benefit costs.

The 2006 $4.4 million gain on sale of a storage asset, partially offset by higher electric generation chemical costs and bad debt expense in the Company’s Indiana service territories were the primary factors decreasing operating expense in 2006 compared to 2005.

Depreciation & Amortization
Depreciation expense increased $7.1 million in 2007 compared to 2006 and $10.0 million in 2006 compared to 2005.  The increases were primarily due to increased utility plant in service.  Expense in 2007 also includes $1.8 million of amortization associated with prior electric demand side management costs pursuant to the August 15, 2007, electric base rate order.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.9 million in 2007 compared to 2006 and decreased $1.0 million in 2006 compared 2005.  The fluctuations are primarily attributable to variations in utility receipts, excise, and usage taxes.  These variations resulted primarily from volatility in revenues and gas volumes sold.  In 2007 and 2006, property taxes also increased due to increased plant in service.

Other Income-Net

Other-net reflects income of $9.4 million in 2007 compared to $7.6 million in 2006 and $5.9 million in 2005.  The increases relate primarily to the capitalization of funds used during construction due to increased capital spending and higher interest income.

Interest Expense

In 2007, interest expense increased $3.1 million compared to 2006 and increased $7.6 million in 2006 compared to 2005.  The increases are primarily driven by rising interest rates during the period and are also impacted by higher levels of short-term borrowings.

The 2007 increase was mitigated somewhat by the full impact of financing transactions completed in October 2006 in which approximately $93 million in debt related proceeds were raised and used to retire debt with a higher interest rate.  Interest costs in 2006 reflect permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Income Taxes

Federal and state income taxes increased $19.0 million in 2007 compared to 2006 and decreased $9.8 million in 2006 compared to 2005.  The changes are impacted primarily by fluctuations in pre-tax income and a lower effective tax rate in 2006.

The lower effective tax rate in 2006 primarily relates to a $3.1 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.  Income taxes in 2006 also include other adjustments, including adjustments to reflect income taxes reported on 2005 state and federal income tax returns.  Income taxes recorded in 2005 reflect favorable adjustments to accruals resulting from the conclusion of state tax audits and other adjustments.

Environmental Matters

The Company is subject to federal, state, and local regulations with respect to environmental matters, principally air, solid waste, and water quality.  Pursuant to environmental regulations, the Company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build.  Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury.  Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities.  Because of the scope and complexity of these regulations, the Company is unable to predict the ultimate effect of such regulations on its future operations.

Clean Air/Climate Change

In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  Both sets of regulations require emission reductions in two phases.  The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations.  At this time it is uncertain how this decision will affect Indiana’s recently finalized CAMR implementation program.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO invested approximately $258 million in Selective Catalytic Reduction (SCR) systems at its coal fired generating stations.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required.  To further reduce particulate matter emissions, the Company invested approximately $49 million in a fabric filter at its largest generating unit (287 MW).  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007, (See Rate and Regulatory Matter Section).  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC,  in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of December 31, 2007, the Company has invested approximately $53 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2, 90 percent controlled for NOx.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  Not only does SIGECO's investments in scrubber, SCR and fabric filter technology position it to comply with reductions described in the original 2005 mercury emission regulations and Indiana’s current CAMR implementation plans, it will also likely comply with more stringent mercury reductions that might follow from revised regulations.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

Indiana Gas identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility.  Indiana Gas completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  Indiana Gas submitted the remainder of the sites to the IDEM's Voluntary Remediation Program  (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21 million.

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils.  At this time, Vectren anticipates only additional soil testing could be requested by the USEPA at some future date.

Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the IURC.  The retail gas operations of the Ohio operations are subject to regulation by the PUCO.

Gas rates in Indiana contain a gas cost adjustment (GCA) clause, and rates in Ohio contain a gas cost recovery (GCR) clause.  GCA and GCR clauses allow the Company to charge for changes in the cost of purchased gas.  Electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel.  The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings.  The current benchmark expires in March 2008.  A settlement agreement between the Company and the OUCC to modify and extend the benchmark is awaiting IURC action.  An order is expected during the first quarter of 2008.

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

The IURC has also applied the statute authorizing GCA and FAC procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test.  The Company has not surpassed the limits of the earnings test in the recent past.

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The settlement also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $20 million and the treatment cannot extend beyond four years on each project.

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.  The increase in Electric Utility margin as a result of this order totaled $17.9 million in 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The increase in Gas Utility margin as a result of this order totaled $3.3 million in 2007.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing

In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extending the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The Company anticipates an order from the PUCO in late 2008.

Ohio and Indiana Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the North gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues collected and the revenues approved in that rate case.  The recent Vectren North base rate order also allows for full recovery of the difference between weather normalized revenues collected by the Company and the revenues provided for in that settlement, superseding the original December 2006 order.  While most expenses associated with these programs are recoverable, in the first program year the Company incurred $0.9 million in program costs without recovery, of which $0.8 million was expensed in 2007 and, in addition contributed $0.2 million in assets that are being depreciated over the term of the program without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $4.6 million, of which $3.3 million was recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Weather Normalization

On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana.  The OUCC had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA.  The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April heating season.  These Indiana customer classes represent approximately 60-65 percent of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal.  The NTA has been applied to meters read and bills rendered after October 15, 2005.  Each subsequent monthly bill for the seven-month heating season is adjusted using the NTA.  Revenues attributable to this order were $4.5 million in 2007 and $13.6 million in 2006 while a downward adjustment to revenues of $1.6 million resulted in 2005.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low-income assistance program for the duration of the NTA or until a general rate case.  SIGECO’s portion of its commitment ceased in August 2007, and Indiana Gas’ portion of the commitment ceased on February 14, 2008.

Rate structures in the Company’s Indiana electric territory and Ohio gas territory do not include weather normalization-type clauses.

VEDO Base Rate Increase in 2005

On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business.  The base rate change was implemented on April 14, 2005 and provide for the recovery of some level of on-going costs to comply with the Pipeline Safety Improvement Act of 2002.

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

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  In total, the Company has reflected $6.2 million in Cost of gas sold related to this matter, of which $1.1 million, $4.1 million and $1.0 million were recorded in 2007, 2005, and 2003, respectively.  The impact of the disallowance includes a sharing of the ordered refund by Vectren’s partner in ProLiance.  As of December 31, 2007, all amounts have been refunded to customers.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company will adopt SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  The Company will adopt SFAS 159 on January 1, 2008, and does not expect that adoption will have a material impact this statement will have on its financial statements and results of operations.

SFAS 141 (Revised 2007)

In December 2007, the FASB issued SFAS 141, "Business Combinations" (SFAS 141).  SFAS 141 establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141 applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141 on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States.  Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Certain estimates used in the financial statements are subjective and use variables that require judgment.  These include the estimates to perform goodwill impairments tests.  The Company makes other estimates, in the course of accounting for unbilled revenue, the effects of regulation, and intercompany allocations that are critical to the Company’s financial results but that are less likely to be impacted by near term changes.  Other estimates that significantly affect the Company’s results, but are not necessarily critical to operations, include depreciating utility and nonutility plant, valuing reclamation liabilities, valuing derivative contracts, and estimating uncollectible accounts among others.  Actual results could differ from these estimates.

Goodwill

Pursuant to SFAS No. 142, the Company performs an annual impairment analysis of its goodwill, all of which resides in the Gas Utility Services operating segment, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred.  Impairment tests are performed at the reporting unit level.  The Company has determined its Gas Utility Services operating segment as identified in Note 11 to the Consolidated Financial Statements to be the reporting unit.  An impairment test performed in accordance with SFAS 142 requires that a reporting unit’s fair value be estimated.  The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount in 2007, 2006, and 2005 and therefore resulted in no impairment.

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

Pension and Other Postretirement Obligations

Vectren satisfies the future funding requirements of its pension and other postretirement plans and the payment of benefits from general corporate assets.  An allocation of expense is determined, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date, which occurs on September 30.  However, the Company is in the process of moving is measurement date to December 31.  These costs are directly charged to individual subsidiaries.  Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above.  Neither plan assets nor the ending liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions.  Management believes these direct charges when combined with benefit-related corporate charges discussed in “support services” above approximate costs that would have been incurred if the Company accounted for benefit plans on a stand-alone basis.

Vectren estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and relies on actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans.  Vectren used the following weighted average assumptions to develop 2007 periodic benefit cost:  a discount rate of 5.85 percent, an expected return on plan assets of 8.25 percent, a rate of compensation increase of 3.75 percent, and an inflation assumption of 3.5 percent.  During 2007, Vectren increased the discount rate by 40 basis points to value 2007 ending pension and postretirement obligations and 2008 benefit cost due to an increase in benchmark interest rates.  Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.  Management estimates that a 50 basis point decrease in the discount rate would generally increase periodic benefit cost by approximately $1 million.

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

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates.  This review involves judgment and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  Based on the Company’s current review, it believes its regulatory assets are probable of recovery.  If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write off of related regulatory assets and liabilities could be required.  In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets and liabilities.  In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Financial Condition

Utility Holdings, the parent company, funds the short-term and long-term financing needs of its consolidated operations.  Vectren Corporation does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at December 31, 2007, totaled $700 million and $386 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  Utility Holdings’ operations have historically funded the significant portion of Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at December 31, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at December 31, 2007, and 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder's equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to increased levels of forecasted capital expenditures, the Company may require additional permanent financing.  The Company expects to receive proceeds from Vectren Corporation settling an equity forward contract and plans to issue long-term debt within the next twelve months as more fully described below.  As of December 31, 2007, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $232.2 million in 2007, compared to $286.1 million in 2006 and $265.8 million in 2005.

While net income increased substantially in 2007 compared to 2006, cash flow from operating activities decreased $53.9 million.  The decrease was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $306.0 million increased $54.3 million compared to $251.7 million in 2006.  Working capital changes used cash of $33.7 million in 2007 compared to cash generated of $68.7 million in 2006.

The $20.3 million increase in cash generated from operations in 2006 compared to 2005 is primarily attributable to favorable changes in working capital accounts, which offset increases in regulatory assets and plant removal costs and a $39.5 million decrease to cash related to deferred taxes.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in common stock dividends over the periods presented, and changes in short term borrowings.  In 2007, increased cash from financing activities was used to fund greater levels of capital expenditures.  Short-term and long-term debt proceeds and stock option proceeds offset debt payments and dividends.  In 2006, Utility Holdings issued $100 million of senior unsecured securities and used those proceeds to retire higher coupon long-term debt.  In 2005, Utility Holdings issued $150 million of senior unsecured securities and used those proceeds to retire higher coupon long-term debt and refinance certain capital projects originally financed with short-term borrowings.  These transactions are more fully described below.

SIGECO Pollution Control Bonds
On December 6, 2007, SIGECO closed on $17 million of auction rate tax exempt long-term debt.  The debt has a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate will be reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac Assurance Corporation.  See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” for a discussion of increased interest costs resulting from disruptions in the auction rate markets.

Utility Holdings 2006 Debt Issuance
In October 2006, Utility Holdings issued $100 million in 5.95 percent senior unsecured notes due October 1, 2036 (2036 Notes).  The 30-year notes were priced at par.  The 2036 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  These notes, as well as the timely payment of principal and interest, are insured by a financial guaranty insurance policy by Financial Guaranty Insurance Company (FGIC).

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100 percent of principal amount plus accrued interest.  During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue maturing October 2036.

The net proceeds from the sale of the 2036 Notes and settlement of the hedging arrangements totaled approximately $92.8 million.  These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25 percent Senior Notes originally due October 15, 2031.  These notes were redeemed on October 19, 2006 at par plus accrued interest.

Utility Holdings 2005 Debt Issuance
In November 2005, Utility Holdings issued senior unsecured notes with an aggregate principal amount of $150 million in two $75 million tranches.  The first tranche was 10-year notes due December 2015, with an interest rate of 5.45 percent priced at 99.799 percent to yield 5.47 percent to maturity (2015 Notes).  The second tranche was 30-year notes due December 2035 with an interest rate of 6.10 percent priced at 99.779 percent to yield 6.11 percent to maturity (2035 Notes).

The notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The notes have no sinking fund requirements, and interest payments are due semi-annually.  The notes may be called by Utility Holdings, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100 percent of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2015 Notes and 25 basis points for the 2035 Notes.

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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are remarketed.  During 2007, 2006 and 2005, no debt was put to the Company.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Utility Holdings and Indiana Gas Debt Calls
In 2006, the Company called at par approximately $100 million of Utility Holdings senior unsecured notes originally due in 2031.  In 2005, the Company called at par $49.9 million of Indiana Gas insured senior unsecured notes originally due in 2030.  The notes called in 2006 and 2005 had stated interest rates of 7.25 percent and 7.45 percent, respectively.

Other Financing Transactions
At December 31, 2005, $53.7 million of SIGECO notes could be put to the Company in March of 2006, the date of their next remarketing.  In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt.  Prior to the remarketing, the notes had tax-exempt interest rates ranging from 4.75 percent to 5.00 percent.  After the remarketing, interest rates are reset every seven days using an auction process.  See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk – Interest Rate Risk” for a discussion of increased interest costs resulting from disruptions in the auction rate markets.

Other debt approximating $6.5 million in 2007 was retired as scheduled.

Additional Capital Contributions
During the years ended December 31, 2007, 2006, and 2005, the Company has cumulatively received additional capital of $45.3 million from Vectren.  Of that total, $40.0 million was funded by Vectren’s nonregulated operations, and $5.3 million was funded by new share issues from Vectren’s dividend reinvestment plan.

Investing Cash Flow

Cash flow required for investing activities was $303.3 million in 2007, $249.9 million in 2006, and $217.7 million in 2005.  Capital expenditures are the primary component of investing activities and totaled $302.5 million in 2007, compared to $250.0 million in 2006 and $217.8 million in 2005.  The years ended December 31, 2007 and 2006 include higher levels of expenditures for environmental compliance equipment, and 2007 was also impacted by increased spending for electric transmission and a new gas line serving a Honda plant under construction in the Vectren North service territory.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At December 31, 2007, the Company has $520 million of short-term borrowing capacity, of which approximately $134 million is available

Potential Capital Contributions from Vectren

Equity Forward
As of December 31, 2007, Vectren Corporation has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock.  Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed Vectren to price the offering under market conditions existing at that time.  The offering proceeds, when and if received, are expected to be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures.  The equity forward must be settled prior to February 28, 2009.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  New issuances contributed to Utility Holdings added additional liquidity of $5.3 million in 2007.

Debt Shelf Registration

Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $300 million aggregate principal amount of unsecured senior notes in September 2007, which is anticipated to meet Utility Holdings’ estimated debt financing requirements over the next 3 years.  In October 2007 the SEC declared the registration statement to be effective.  When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies:  SIGECO, Indiana Gas, and VEDO.  These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.  In contemplation of a 2008 issuance, the Company executed forward starting interest rate swaps with a total notional amount of $80 million that expire in 2008.

Known & Potential Future Uses of Liquidity

Contractual Obligations
The following is a summary of contractual obligations at December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (1)	$1,066.2	$-	$-	$-	$250.0	$-	$816.2
Short-term debt	385.9	385.9	-	-	-	-	-
Long-term debt interest commitments	864.6	64.2	64.2	64.2	62.8	47.6	561.6
Plant purchase commitments (2)	40.6	36.6	4.0	-	-	-	-
Operating leases	1.4	0.6	0.2	0.5	0.1	-	-
Total (3)	$2,358.7	$487.3	$68.4	$64.7	$312.9	$47.6	$1,377.8

(1)
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium.  Long-term debt subject to tender during the years following 2007 (in millions) is zero in 2008, $80.0 in 2009, $10.0 million in 2010, $30.0 in 2011 and zero in 2012 and thereafter.

(2)	The settlement period of these utility plant obligations is estimated.
(3)	The Company has $3.8 million in unrecognized tax benefits for which the expected settlement date cannot be estimated.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas and electricity as well as certain transportation and storage rights.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator approved cost recovery mechanisms.  Because of the pass through nature of these costs and their insignificant impact to earnings, they have not been included in the listing of contractual obligations.

In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax exempt auction rate mode long term debt that the Company will convert that debt from its current auction rate mode into a daily interest rate mode during March 2008.  The debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.

Planned Capital Expenditures
The timing and amount of planned capital expenditures, including contractual purchase commitments discussed above, for the five-year period 2008 - 2012 are estimated as follows (in millions):  $312 in 2008, $282 in 2009, $296 in 2010, $229 in 2011, and $208 in 2012.

Pension and Postretirement Funding Obligations
Vectren believes making contributions to its qualified pension plans in the coming years will be necessary.  Vectren’s management currently estimates that the qualified pension plans will require contributions of approximately $10 and $8 million in 2008 and 2009, a portion of which may be funded by Utility Holdings.  During 2007, Vectren made contributions of approximately $17 million, of which $1.9 million were funded by Utility Holdings.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company does not have any material off balance sheet arrangements.

Ratings Triggers
None of Utility Holdings’ currently outstanding debt arrangements contain ratings triggers.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995).  The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.  Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements.  Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management.  When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•
Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas transportation and storage costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

•	Increased competition in the energy industry, including the effects of industry restructuring and unbundling.
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
•
Costs, fines, penalties and other effects of legal and administrative proceedings, settlements, investigations and claims, including, but not limited to, such matters involving compliance with state and federal laws and interpretations of these laws.

•
Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws, including laws governing greenhouse gases, mandates of sources of renewable energy, and other regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The Company’s risk management program includes, among other things, the use of derivatives.  The Company may also execute derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and optimizing its generation assets.

The Company has in place a risk management committee that consists of senior management as well as financial and operational management.  The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

Commodity Price Risk

Regulated Operations
The Company’s regulated operations have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas and electricity for the benefit of retail customers due to current Indiana and Ohio regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.  Constructive regulatory orders, such as that authorizing lost margin recovery and recovery of unaccounted for gas and other gas related expenses, also mitigate the effect volatile gas costs may have on the Company’s financial condition.

Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices have other effects such as higher working capital requirements, higher interest costs, and some level of price-sensitivity in volumes sold or delivered.  The Company will manage these risks by executing derivative contracts that hedge the price of forecasted natural gas purchases.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  Therefore, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

Wholesale Power Marketing
The Company’s wholesale power marketing activities include asset optimization strategies that manage the utilization of available electric generating capacity.  These optimization strategies involve the sale of excess generation into the MISO Day Ahead and Real-time markets.  As part of these strategies, the Company may also execute energy contracts that commit the Company to purchase and sell electricity in the future.  Commodity price risk results from forward positions that commit the Company to deliver electricity.  The Company mitigates price risk exposure with planned unutilized generation capability and offsetting forward purchase contracts.  The Company accounts for asset optimization contracts that are derivatives at fair value with the offset marked to market through earnings.  No market sensitive derivative positions were outstanding on December 31, 2007 and 2006.

Sales to Municipalities
The Company purchases and sells electricity to meet the demands of certain municipalities.  Price risk from forward positions obligating the Company to deliver commodities is mitigated with generating capability and offsetting forward purchase contracts.  These contracts are expected to be settled by physical receipt or delivery of the commodity.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements.  Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense.  The Company manages this risk by allowing an annual average of 20 percent and 30 percent of its total debt to be exposed to variable rate volatility.  However, this targeted range may be exceeded during the seasonal increases in short-term borrowing.  To manage this exposure, the Company may use derivative financial instruments.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility.  During 2007 and 2006, the weighted average combined borrowings under these arrangements approximated $340.4 million and $263.6 million, respectively.  At December 31, 2007 and 2006, combined borrowings under these arrangements were $489.0 million and $351.7 million, respectively.  Based upon average borrowing rates under these facilities during the years ended December 31, 2007 and 2006, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $3.4 million and $2.6 million, respectively.

At December 31, 2007, SIGECO has approximately $103 million of tax-exempt adjustable rate long-term debt where the interest rates on this debt are reset every seven days through an auction process.  Throughout 2007, the weighted average interest rate associated with this debt was 4.15 percent.  If these auctions were to fail, interest rates would reset to the maximum rates permitted under the various debt indentures of 10 percent to 15 percent for the following week.  On a weekly basis, interest expense using these maximum rates would be approximately $200,000 higher than the average weekly interest expense based on rates experienced during 2007.  No SIGECO auctions failed during 2007 nor have they during the period since Vectren was formed in 2000.

However, in February 2008, significant disruptions occurred in the overall auction rate debt markets.  As a result, many auctions of tax exempt debt, including some of those involving SIGECO's auction rate debt, failed as a result of insufficient order interest from potential investors.  These failures are largely attributable to a lack of liquidity in the market place arising from downgrades in, and negative watches regarding, credit ratings of monoline insurers that guarantee the timely repayment of bond principal and interest if an issuer defaults as well as from disruptions in the overall financial markets.  Monoline insurer Ambac Assurance Corporation insures the Company's auction rate long-term debt.  As a result of these failed auctions, the Company has experienced, and may continue to experience, increased interest costs.

Subject to applicable notice provisions, SIGECO may, at its option, redeem this auction rate debt at par value plus the accrued and unpaid interest or elect to utilize other interest rate modes available to it as defined in the various debt indentures.  SIGECO provided notice to current holders of this debt during late February 2008 that such debt will be converted from the auction rate mode into a daily interest rate mode during March 2008 and will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.  Following conversion to the daily mode, expected to be completed by March 14, SIGECO may again convert the debt to other interest rate modes and remarket it to investors or redeem the debt and reissue new debt, including the possibility of replacing the outstanding debt with taxable debt from Utility Holdings.

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

The Company’s customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio.  The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.  Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.  In addition, credit risk is mitigated by regulatory orders that allow recovery of all bad debt expense in Ohio and the gas cost portion of bad debt expense in Indiana.

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

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2007.  Management certified this fact in its Sarbanes Oxley Section 302 certifications, which are attached as exhibits to this 2007 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of Vectren Utility Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Vectren Utility Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule included in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Utility Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 19, 2008

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2007	2006
ASSETS
Current Assets
Cash & cash equivalents	$11.7	$28.5
Accounts receivable - less reserves of $2.7 &
$2.5, respectively	137.1	134.8
Receivables due from other Vectren companies	17.9	0.3
Accrued unbilled revenues	140.6	121.4
Inventories	134.9	141.9
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	93.3	103.2
Total current assets	535.5	531.9

Utility Plant
Original cost	4,062.9	3,820.2
Less: accumulated depreciation & amortization	1,523.2	1,434.7
Net utility plant	2,539.7	2,385.5

Investments in unconsolidated affiliates	0.2	0.2
Other investments	24.7	21.4
Nonutility property - net	176.2	163.1
Goodwill - net	205.0	205.0
Regulatory assets	151.7	116.8
Other assets	10.7	16.9
TOTAL ASSETS	$3,643.7	$3,440.8

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2007	2006
LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$138.7	$136.2
Accounts payable to affiliated companies	66.9	68.2
Payables to other Vectren companies	34.2	25.3
Refundable fuel & natural gas costs	27.2	35.3
Accrued liabilities	138.9	115.8
Short-term borrowings	385.9	270.1
Current maturities of long-term debt	-	6.5
Long-term debt subject to tender	-	20.0
Total current liabilities	791.8	677.4

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,062.6	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	286.9	282.2
Regulatory liabilities	307.2	291.1
Deferred credits & other liabilities	104.8	108.1
Total deferred credits & other liabilities	698.9	681.4

Commitments & Contingencies (Notes 7 - 10)

Common Shareholder's Equity
Common stock (no par value)	638.2	632.9
Retained earnings	451.9	422.9
Accumulated other comprehensive income	0.3	0.9
Total common shareholder's equity	1,090.4	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,643.7	$3,440.8

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES
Gas utility	$1,269.4	$1,232.5	$1,359.7
Electric utility	487.9	422.2	421.4
Other	1.7	1.8	0.7
Total operating revenues	1,759.0	1,656.5	1,781.8

OPERATING EXPENSES
Cost of gas sold	847.2	841.5	973.3
Cost of fuel & purchased power	174.8	151.5	144.1
Other operating	266.1	239.0	241.3
Depreciation & amortization	158.4	151.3	141.3
Taxes other than income taxes	68.1	64.2	65.2
Total operating expenses	1,514.6	1,447.5	1,565.2

OPERATING INCOME	244.4	209.0	216.6

Other income - net	9.4	7.6	5.9

Interest expense	80.6	77.5	69.9

INCOME BEFORE INCOME TAXES	173.2	139.1	152.6

Income taxes	66.7	47.7	57.5

NET INCOME	$106.5	$91.4	$95.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106.5	$91.4	$95.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	158.4	151.3	141.3
Deferred income taxes & investment tax credits	14.4	(6.4)	33.1
Expense portion of pension & postretirement periodic benefit cost	4.1	4.2	4.0
Provision for uncollectible accounts	15.0	13.6	14.4
Other non-cash (income) expense - net	7.6	(2.4)	1.3
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	(54.1)	115.3	(88.1)
Inventories	7.0	(15.7)	(68.2)
Recoverable/refundable fuel & natural gas costs	(6.3)	41.3	3.6
Prepayments & other current assets	4.0	16.7	23.3
Accounts payable, including to Vectren companies & affiliated companies	14.6	(74.7)	100.7
Accrued liabilities	1.1	(14.2)	15.7
Changes in noncurrent assets	(22.3)	(27.2)	(8.4)
Changes in noncurrent liabilities	(17.8)	(7.1)	(2.0)
Net cash flows from operating activities	232.2	286.1	265.8
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs & hedging proceeds	16.3	92.8	150.0
Additional capital contribution	5.3	20.0	20.0
Requirements for:
Dividends to parent	(76.6)	(75.4)	(80.7)
Retirement of long-term debt	(6.5)	(100.0)	(49.9)
Redemption of preferred stock of subsidiary	-	-	(0.1)
Net change in short-term borrowings, including from other
Vectren companies	115.8	43.2	(81.4)
Net cash flows from financing activities	54.3	(19.4)	(42.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	1.0	0.1	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(302.5)	(250.0)	(217.8)
Other investments	(1.8)	-	-
Net cash flows from investing activities	(303.3)	(249.9)	(217.7)
Net change in cash & cash equivalents	(16.8)	16.8	6.0
Cash & cash equivalents at beginning of period	28.5	11.7	5.7
Cash & cash equivalents at end of period	$11.7	$28.5	$11.7

Cash paid during the year for:
Interest	$77.1	$75.2	$65.9
Income taxes	44.9	49.8	43.3

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(In millions, except per share amounts)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2005	$592.9	$392.5	$-	$985.4
Comprehensive income:
Net income		95.1		95.1
Cash flow hedge
Unrealized gains - net of $2.9 million in tax			4.2	4.2
Reclassification to net income - net of $0.2 million in tax			(0.2)	(0.2)
Total comprehensive income		95.1	4.0	99.1
Common stock:
Additional capital contribution	20.0			20.0
Dividends		(80.7)		(80.7)
Balance at December 31, 2005	612.9	406.9	4.0	1,023.8
Comprehensive income:
Net income		91.4		91.4
Cash flow hedge
Unrealized losses - net of $1.5 million in tax			(2.1)	(2.1)
Reclassification to net income - net of $0.7 million in tax			(1.0)	(1.0)
Total comprehensive income		91.4	(3.1)	88.3
Common stock:
Additional capital contribution	20.0			20.0
Dividends		(75.4)		(75.4)
Balance at December 31, 2006	632.9	422.9	0.9	1,056.7
Comprehensive income:
Net income		106.5		106.5
Cash flow hedge
Unrealized gain - net of $0.1 million in tax			0.1	0.1
Reclassification to net income - net of $0.4 million in tax			(0.7)	(0.7)
Total comprehensive income			(0.6)	105.9
Adoption of FIN 48		(0.9)		(0.9)
Common stock:
Additional capital contribution	5.3			5.3
Dividends		(76.6)		(76.6)
Balance at December 31, 2007	$638.2	$451.9	$0.3	$1,090.4

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Vectren Utility Holdings, Inc. (the Company or Utility Holdings), an Indiana corporation, was formed on March 31, 2000, and serves as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 318,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of significant intercompany transactions.

B.	Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

C.	Inventories
Inventories consist of the following:
	At December 31,
(In millions)	2007	2006
Gas in storage – at average cost	$63.7	$61.3
Materials & supplies	31.3	28.0
Gas in storage – at LIFO cost	16.7	26.5
Fuel (coal & oil) for electric generation	23.2	26.0
Other	-	0.1
Total inventories	$134.9	$141.9

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2007, and 2006, by approximately $73.0 million and $79.0 million, respectively.  Gas in storage of the Indiana regulated operations is stated at LIFO.  All other inventories are carried at average cost.

D.	Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC.  Depreciation rates are established through regulatory proceedings and are applied to all in-service utility plant.  The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:
	At December 31,
(In millions)	2007		2006
	Original Cost	Depreciation Rates as a Percent of Original Cost	Original Cost	Depreciation Rates as a Percent of Original Cost
Gas utility plant	$2,077.5	3.6%	$1,956.1	3.6%
Electric utility plant	1,815.8	3.3%	1,685.5	3.4%
Common utility plant	45.5	2.8%	45.2	3.0%
Construction work in progress	124.1	-	133.4	-
Total original cost	$4,062.9		$3,820.2

AFUDC represents the cost of borrowed and equity funds which are used for construction purposes, and charged to construction work in progress during the construction period.  AFUDC is included in Other – net in the Consolidated Statements of Income.  The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:
	Year Ended December 31,
(In millions)	2007	2006	2005
AFUDC – borrowed funds	$3.5	$2.6	$1.6
AFUDC – equity funds	0.5	1.5	0.3
Total AFUDC	$4.0	$4.1	$1.9

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

Jointly Owned Plant
SIGECO owns 50 percent of the 300 MW Unit 4 at the Warrick Power Plant as tenants in common with Alcoa Generating Corporation (AGC), a subsidiary of ALCOA.  SIGECO's share of the cost of this unit at December 31, 2007 is $63.5 million with accumulated depreciation totaling $46.6 million.  The construction work-in-progress balance associated with SIGECO’s ownership interest totaled $56.4 million at December 31, 2007.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  SIGECO's share of operating costs is included in Other operating expenses in the Consolidated Statements of Income.
E.	Nonutility Property
Nonutility property, net of accumulated depreciation and amortization follows:

	At December 31,
(In millions)	2007	2006
Computer hardware & software	$114.5	$105.4
Land & buildings	48.5	44.9
All other	13.2	12.8
Nonutility property - net	$176.2	$163.1

The depreciation of nonutility property is charged against income over its estimated useful life (ranging from 3.5 to 40 years), using the straight-line method of depreciation.  Repairs and maintenance, which are not considered improvements and do not extend the useful life of the nonutility property, are charged to expense as incurred.  When nonutility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income.  Nonutility property is presented net of accumulated depreciation and amortization totaling $135.2 million and $113.7 million as of December 31, 2007, and 2006, respectively.  For the years ended December 31, 2007, 2006, and 2005, the Company capitalized interest totaling $1.3 million, $0.7 million and $0.6 million, respectively, on nonutility plant construction projects.

F.	Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires a portion of goodwill be charged to expense only when it is impaired.  The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year.  Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount.  If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations.  Through December 31, 2007, no goodwill impairments have been recorded.  All of the Company’s goodwill is included in the Gas Utility Services operating segment.

G.	Intangible Assets
The Company has emission allowances relating to its wholesale power marketing operations totaling $2.6 million and $4.2 million at December 31, 2007 and 2006, respectively.  The value of the emission allowances are recognized as they are consumed or sold on the open market.

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

Regulatory Assets consist of the following:

	At December 31,
(In millions)	2007	2006
Future amounts recoverable from ratepayers:
Income taxes	$14.0	$13.3
Interest rate derivatives	8.9	-
Asset retirement obligations & other	10.9	1.9
	33.8	15.2
Amounts deferred for future recovery:
Demand side management programs	-	27.7
MISO-related costs	-	17.1
Cost recovery riders & other	1.9	4.7
	1.9	49.5
Amounts currently recovered in customer rates related to:
Demand side management programs	27.6	1.5
Unamortized debt issue costs & hedging proceeds	25.0	26.4
Indiana authorized trackers	21.5	6.1
MISO-related costs	20.8	-
Ohio authorized trackers	10.4	10.4
Premiums paid to reacquire debt & other	10.7	7.7
	116.0	52.1
Total regulatory assets	$151.7	$116.8

Of the $116.0 million currently being recovered in customer rates charged to customers, $27.6 million is earning a return.  The weighted average recovery period of regulatory assets currently being recovered is 8 years.  The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory Liabilities
At December 31, 2007 and 2006, the Company has approximately $307.2 million and $291.1 million, respectively, in regulatory liabilities.  Of these amounts, $288.3 million and $270.6 million relate to cost of removal obligations.

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

I.	Asset Retirement Obligations
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

ARO’s included in Other liabilities total $16.4 million and $18.3 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, a $9.5 million ARO is included in Accrued liabilities.  During 2007, the Company recorded accretion of $1.0 million and increases in estimates of $6.6 million.  During 2006, the Company recorded accretion of $1.0 million with no changes in estimates.

J.	Impairment Review of Long-Lived Assets
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

K.	Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the non-shareholder transactions.  This information is reported in the Consolidated Statements of Common Shareholder’s Equity.  A summary of the components of and changes in Accumulated other comprehensive income for the past three years follows:

	2005			2006		2007
	Beginning	Changes	End	Changes	End	Changes	End
	of Year	During	of Year	During	of Year	During	of Year
(In millions)	Balance	Year	Balance	Year	Balance	Year	Balance

Cash flow hedges	-	6.7	6.7	(5.3)	1.4	(0.9)	0.5
Deferred income taxes	-	(2.7)	(2.7)	2.2	(0.5)	0.3	(0.2)
Accumulated other comprehensive income (loss)	$-	$4.0	$4.0	$(3.1)	$0.9	$(0.6)	$0.3

L.	Revenues
Revenues are recorded as products and services are delivered to customers.  To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

M.	Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $41.8 million in 2007, $39.7 million in 2006, and $42.6 million in 2005.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

O.	Earnings Per Share
Earnings per share are not presented as Utility Holdings’ common stock is wholly owned by Vectren.

P.	Other Significant Policies
Included elsewhere in these notes are significant accounting policies related to intercompany allocations and income taxes (Note 3) and derivatives (Note 10)

3.	Transactions with Other Vectren Companies

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation.  The coal sold by Vectren Fuels to SIGECO is priced consistent with letter agreements with the OUCC.  Amounts paid for such purchases for the years ended December 31, 2007, 2006, and 2005, totaled $115.9 million, $116.8 million, and $96.4 million, respectively.  Amounts owed to Vectren Fuels at December 31, 2007 and 2006 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Effective July 1, 2006, Vectren purchased the remaining 50 percent ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary of Vectren.  Prior to the transaction, Miller was 50 percent owned by Vectren and was accounted for by Vectren using the equity method of accounting.  Miller performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees paid by Utility Holdings and its subsidiaries totaled $46.9 million in 2007, $20.6 million in 2006, and $13.6 million in 2005.  Amounts owed to Miller at December 31, 2007 and 2006 are included in Payables to other Vectren companies.

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are based on cost.  Utility Holdings received corporate allocations totaling $47.1 million, $43.7 million, and $48.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Retirement Plans and Other Postretirement Benefits
Vectren has multiple defined benefit pension plans and postretirement plans that require accounting as described in SFAS No. 158  “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which it adopted on December 31, 2006.  An allocation of expense is determined, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date.  These costs are directly charged to individual subsidiaries.  Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above.  Neither plan assets nor the ending liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions.  Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets.  This allocation methodology is consistent with “multiemployer” benefit accounting as described in SFAS 87 and 106.

For the years ended December 31, 2007, 2006, and 2005, periodic pension costs totaling $5.2 million, $5.3 million, and $4.8 million, respectively, were directly charged by Vectren to the Company.  For the years ended December 31, 2007, 2006, and 2005, other periodic postretirement benefit costs totaling $0.5 million, $0.6 million, and $0.8 million, respectively, were directly charged by Vectren to the Company.  As of December 31, 2007 and 2006, $37.4 million and $44.2 million, respectively, is included in Deferred credits & other liabilities and represents costs directly charged to the Company that is yet to be funded to Vectren.  At December 31, 2006, $5.9 million is included in Other assets for amounts funded in advance to Vectren.

Cash Management Arrangements
The Company participates in Vectren’s centralized cash management program.

Share-Based Incentive Plans
FASB Statement 123 (revised 2004), “Share-Based Payments” (SFAS 123R) requires compensation costs related to all share-based payment transactions to be recognized in the financial statements.  Compensation cost is recognized over the period that an employee provides service in exchange for a share based award.  SFAS 123R replaced SFAS 123 and superseded APB 25.  The Company adopted SFAS 123R using the modified prospective method on January 1, 2006.  The adoption of this standard, and subsequent interpretations of the standard, did not have a material effect on the Company’s operating results or financial condition.  Utility Holdings does not have share-based compensation plans separate from Vectren.  An insignificant number of Utility Holdings’ employees participate in Vectren’s share-based compensation plans.

Income Taxes
Vectren files a consolidated federal income tax return.  Pursuant to a subsidiary tax sharing agreement and for financial reporting purposes, Utility Holdings’ current and deferred tax expense is computed on a separate company basis.  Current taxes payable/receivable are settled with Vectren in cash.

The components of income tax expense and utilization of investment tax credits follow:
	Year Ended December 31,
(In millions)	2007	2006	2005
Current:
Federal	$43.7	$43.3	$15.7
State	8.6	10.8	8.7
Total current taxes	52.3	54.1	24.4
Deferred:
Federal	11.9	(0.9)	32.2
State	4.2	(3.5)	3.3
Total deferred taxes	16.1	(4.4)	35.5
Amortization of investment tax credits	(1.7)	(2.0)	(2.4)
Total income tax expense	$66.7	$47.7	$57.5

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.  Significant components of the net deferred tax liability follow:

	At December 31,
(In millions)	2007	2006
Noncurrent deferred tax liabilities (assets):
Depreciation & cost recovery timing differences	$279.7	$271.8
Regulatory assets recoverable through future rates	20.3	21.0
Demand side management programs	7.9	8.4
Other comprehensive income	0.3	0.5
Employee benefit obligations	(19.7)	(24.4)
Regulatory liabilities to be settled through future rates	(6.3)	(7.7)
Other – net	4.7	12.6
Net noncurrent deferred tax liability	286.9	282.2
Current deferred tax liabilities:
Deferred fuel costs - net	(1.4)	(1.9)
Other – net	6.3	(1.6)
Net deferred tax liability	$291.8	$278.7

At December 31, 2007, and 2006, investment tax credits totaling $8.2 million and $9.9 million, respectively, are included in Deferred credits and other liabilities.  These investment tax credits are amortized over the lives of the related investments.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State and local taxes-net of federal benefit	3.9	5.5	5.2
Tax law change	0.2	(2.2)	-
Amortization of investment tax credit	(1.0)	(1.4)	(1.5)
Adjustment to income tax accruals	-	(2.8)	(2.2)
All other - net	0.4	0.2	1.2
Effective tax rate	38.5%	34.3%	37.7%

Accounting for Uncertainty in Income Taxes

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

As a result of the implementation of FIN 48, the Company recognized an approximate $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of Retained earnings.  At adoption, the total amount of gross unrecognized tax benefits was $7.0 million.

Following is a reconciliation of the total amount of unrecognized tax benefits as of December 31, 2007:

(in millions)
Unrecognized tax benefits at January 1, 2007	$7.0
Gross Increases - tax positions in prior periods	0.3
Gross Decreases - tax positions in prior periods	(3.5)
Unrecognized tax benefits at December 31, 2007	$3.8

Of the change in unrecognized tax benefits during 2007 of $3.2 million, $0.3 million impacted the effective tax rate.  The amount of unrecognized tax benefits, which, if recognized, that would impact the effective tax rate as of December 31, 2007, was $0.5 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  During the year ended December 31, 2007, the Company recognized expense related to interest and penalties totaling approximately $0.5 million.  The Company had approximately $0.5 million for the payment of interest and penalties accrued as of December 31, 2007.  Prior to the adoption of FIN 48, activity related to interest and penalties was recorded at the Vectren level.

The liability included in Other liabilities on the Consolidated Balance Sheet for unrecognized tax benefits inclusive of interest, penalties and net of secondary impacts, which are benefits, totaled $4.3 million at December 31, 2007.

From time to time, the Company may consider changes to filed positions that could impact its unrecognized tax benefits.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

Utility Holdings does not file federal or state income tax returns separate from those filed by its parent, Vectren Corporation.  Vectren and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted examinations of the Company’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.  On February 15, 2008, the Company was notified by the IRS of their intent to perform a limited scope examination of Vectren’s 2005 consolidated tax return.

4.	Transactions with Vectren Affiliates

ProLiance Holdings, LLC (ProLiance)
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2007, 2006, and 2005, totaled $602.2 million, $610.2 million, and $908.9 million, respectively.  Amounts owed to ProLiance at December 31, 2007 and 2006, for those purchases were $66.9 million and $68.2 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  The Company purchased approximately 71 percent of its gas through ProLiance in 2007, compared to 72 percent in 2006 and 95 percent in 2005.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.

Other Affiliate Transactions
Vectren has an ownership interest in Reliant Services LLC that is accounted for using the equity method of accounting that performed facilities locating and meter reading services for the Company.  Reliant exited the meter reading and locating businesses in 2006.  For the years ended December 31, 2006, and 2005, fees for these services paid by the Company to Vectren affiliates $7.4 million, and $7.7 million, respectively.  Amounts charged were market based.  Amounts owed were less than $0.1 million at December 31, 2006, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.

5.	Borrowing Arrangements

Long-Term Debt
Long-term senior unsecured obligations and first mortgage bonds outstanding by subsidiary follow:
	At December 31,
(In millions)	2007	2006
UTILITY HOLDINGS
Senior Unsecured Notes
2011, 6.625%	$ 250.0	$ 250.0
2013, 5.25%	100.0	100.0
2015, 5.45%	75.0	75.0
2018, 5.75%	100.0	100.0
2035, 6.10%	75.0	75.0
2036, 5.95%	100.0	100.0
Total VUHI	700.0	700.0
SIGECO
First Mortgage Bonds
2016, 1986 Series, 8.875%	13.0	13.0
2020, 1998 Pollution Control Series B, 4.50%, tax exempt	4.6	4.6
2024, 2000 Environmental Improvement Series A, 4.65%, tax exempt	22.5	22.5
2029, 1999 Senior Notes, 6.72%	80.0	80.0
2030, 1998 Pollution Control Series B, 5.00%, tax exempt	22.0	22.0
2015, 1985 Pollution Control Series A, current adjustable rate 4.00%, tax exempt,
auction rate mode, 2007 weighted average: 3.83%	9.8	9.8
2023, 1993 Environmental Improvement Series B, current adjustable rate 4.61%,
tax exempt, auction rate mode, 2007 weighted average: 4.13%	22.6	22.6
2025, 1998 Pollution Control Series A, current adjustable rate 4.00%, tax exempt,
auction rate mode, 2007 weighted average: 3.90%	31.5	31.5
2030, 1998 Pollution Control Series C, current adjustable rate 4.77%, tax exempt,
auction rate mode, 2007 weighted average: 4.15%	22.2	22.2
2041, 2007 Pollution Control Series, current adjustable rate 5.22%, tax exempt,
auction rate mode, 2007 weighted average: 4.80%	17.0	-
Total SIGECO	245.2	228.2
Indiana Gas
Senior Unsecured Notes
2007, Series E, 6.54%	-	6.5
2013, Series E, 6.69%	5.0	5.0
2015, Series E, 7.15%	5.0	5.0
2015, Series E, 6.69%	5.0	5.0
2015, Series E, 6.69%	10.0	10.0
2025, Series E, 6.53%	10.0	10.0
2027, Series E, 6.42%	5.0	5.0
2027, Series E, 6.68%	1.0	1.0
2027, Series F, 6.34%	20.0	20.0
2028, Series F, 6.36%	10.0	10.0
2028, Series F, 6.55%	20.0	20.0
2029, Series G, 7.08%	30.0	30.0
Total Indiana Gas	$ 121.0	$ 127.5
Total long-term debt outstanding	1,066.2	1,055.7
Current maturities of long-term debt	-	(6.5)
Debt subject to tender	-	(20.0)
Unamortized debt premium & discount - net	(3.6)	(3.9)
Total long-term debt-net	$ 1,062.6	$ 1,025.3

SIGECO Pollution Control Bonds
On December 6, 2007, SIGECO closed on $17 million of auction rate tax-exempt long-term debt.  The debt has a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate will be reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac Assurance Corporation.  A process to convert these notes into another interest rate mode began in February 2008.

Utility Holdings 2006 Issuance
In October 2006, Utility Holdings issued $100 million in 5.95 percent senior unsecured notes due October 1, 2036 (2036 Notes).  The 30-year notes were priced at par.  The 2036 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  These notes, as well as the timely payment of principal and interest, are insured by a financial guaranty insurance policy by Financial Guaranty Insurance Company (FGIC).

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100 percent of principal amount plus accrued interest.  During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.

The proceeds from the sale of the 2036 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $92.8 million.

Utility Holdings 2005 Issuance
In December 2005, Utility Holdings issued senior unsecured notes with an aggregate principal amount of $150 million in two $75 million tranches.  The first tranche was 10-year notes due December 2015, with an interest rate of 5.45 percent priced at 99.799 percent to yield 5.47 percent to maturity (2015 Notes).  The second tranche was 30-year notes due December 2035 with an interest rate of 6.10 percent priced at 99.799 percent to yield 6.11 percent to maturity (2035 Notes).

The notes have no sinking fund requirements, and interest payments are due semi-annually.  The notes may be called by Utility Holdings, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100 percent of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2015 Notes and 25 basis points for the 2035 Notes.

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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are remarketed.  During 2007, 2006 and 2005, no debt was put to the Company.  Debt which may be put to the Company during the years following 2007 (in millions) is zero in 2008, $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Utility Holdings, SIGECO and Indiana Gas Debt Calls
In 2006, the Company called at par $100.0 million of Utility Holdings senior unsecured notes originally due in 2031.  In 2005, the Company called at par $49.9 million of Indiana Gas insured senior unsecured notes originally due in 2030.  The notes called in 2006 and 2005 had stated interest rates of 7.25 percent and 7.45 percent, respectively.

In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax exempt auction rate mode long term debt that the Company will convert that debt from its current auction rate mode into a daily interest rate mode during March 2008.  The debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.

Other Financing Transactions
At December 31, 2005, $53.7 million of SIGECO notes could be put to the Company in March of 2006, the date of their next remarketing.  In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt.  Prior to the remarketing, the notes had tax-exempt interest rates ranging from 4.75 percent to 5.00 percent.  After the remarketing, interest rates are reset every seven days using an auction process.  A process to convert these notes into another interest rate mode began in February 2008.

Other Company debt totaling $6.5 million in 2007 was retired as scheduled.

Future Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture.  SIGECO intends to meet the 2007 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2007 is excluded from Current liabilities in the Consolidated Balance Sheets.  At December 31, 2007, $836.7 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.  SIGECO’s gross utility plant balance subject to the Mortgage Indenture approximated $2.2 billion at December 31, 2007.

Consolidated maturities of long-term debt during the five years following 2007 (in millions) are zero in 2008, 2009, and 2010, $250.0 in 2011, and zero in 2012.

Short-Term Borrowings
At December 31, 2007, the Company has $520.0 million of short-term borrowing capacity, of which approximately $134 million is available.  These borrowing arrangements expire in 2010.  Credit facilities are primarily used to support the Company’s access to the commercial paper market.  As of December 31, 2007 and 2006, commercial paper was the only source of Short-term borrowings.  Weighted average interest rates and outstanding balances associated with commercial paper follows.
	Year Ended December 31,
(In millions)	2007	2006	2005
Weighted average commercial paper
outstanding during the year	$253.6	$177.5	$193.5
Weighted average interest rates during the year
Commercial paper	5.54%	5.16%	3.42%

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As of December 31, 2007, the Company was in compliance with all financial covenants.

Ratings Triggers
None of Utility Holdings currently outstanding debt arrangements contain ratings triggers.

6.	Common Shareholder’s Equity

During the years ended December 31, 2007, 2006, and 2005, the Company has cumulatively received additional capital of $45.3 million from Vectren.  Of that total, $40.0 million was funded by Vectren’s nonregulated operations, and $5.3 million was funded by new share issues from Vectren’s dividend reinvestment plan.

Equity Forward
As of December 31, 2007, Vectren Corporation has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock.  Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed Vectren to price the offering under market conditions existing at that time.  The offering proceeds, when and if received, are expected to be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures.  The equity forward must be settled prior to February 28, 2009.

7.	Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2007 and thereafter (in millions) are $0.6 in 2008, $0.2 in 2009, $0.5 in 2010, $0.1 in 2011, and zero in 2012 and thereafter.  Total lease expense (in millions) was $1.3 in 2007, $2.4 in 2006, and $3.2 in 2005.

Firm purchase commitments for utility plant total (in millions) $36.6 in 2008, $4.0 in 2009, and zero in 2010, 2011 and 2012.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

8.	Environmental Matters

Clean Air/Climate Change
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  Both sets of regulations require emission reductions in two phases.  The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations.  At this time it is uncertain how this decision will affect Indiana’s recently finalized CAMR implementation program.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO invested approximately $258 million in Selective Catalytic Reduction (SCR) systems at its coal fired generating stations.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required.  To further reduce particulate matter emissions, the Company invested approximately $49 million in a fabric filter at its largest generating unit (287 MW).  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007, (See Note 9).  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of December 31, 2007, the Company has invested approximately $53 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2, 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology positions it to comply with more stringent mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

Indiana Gas identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility.  Indiana Gas completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  Indiana Gas submitted the remainder of the sites to the IDEM's Voluntary Remediation Program  (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21 million.

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils.  At this time, Vectren anticipates only additional soil testing could be requested by the USEPA at some future date.

9.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The settlement also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $20 million and the treatment cannot extend beyond four years on each project.

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extending the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The Company anticipates an order from the PUCO in late 2008.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the North gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues collected and the revenues approved in that rate case.  The recent Vectren North base rate order also allows for full recovery of the difference between weather normalized revenues collected by the Company and the revenues provided for in that settlement, superseding the original December 2006 order.  While most expenses associated with these programs are recoverable, in the first program year the Company incurred $0.9 million in program costs without recovery, of which $0.8 million was expensed in 2007 and, in addition contributed $0.2 million in assets that are being depreciated over the term of the program without recovery

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $4.6 million, of which $3.3 million was recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

MISO
Since February 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Weather Normalization
On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana.  The OUCC had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA.  The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April heating season.  These Indiana customer classes represent approximately 60-65 percent of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal.  The NTA has been applied to meters read and bills rendered after October 15, 2005.  Each subsequent monthly bill for the seven-month heating season is adjusted using the NTA

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low-income assistance program for the duration of the NTA or until a general rate case.  SIGECO’s portion of its commitment ceased in August 2007, and Indiana Gas’ portion of the commitment ceased on February 14, 2008.

Rate structures in the Company’s Indiana electric territory and Ohio gas territory do not include weather normalization-type clauses.

VEDO Base Rate Increase in 2005
On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business.  The base rate change was implemented on April 14, 2005 and provide for the recovery of some level of on-going costs to comply with the Pipeline Safety Improvement Act of 2002.

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

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  In total, the Company has reflected $6.2 million in Cost of gas sold related to this matter, of which $1.1 million, $4.1 million, and $1.0 million were recorded in 2007, 2005, and 2003, respectively.  The impact of the disallowance includes a sharing of the ordered refund by Vectren’s partner in ProLiance.  As of December 31, 2007, all amounts have been refunded to customers.

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

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting.  Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked-to-market through earnings.  For fair value hedges, both the derivative and the underlying are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  Following is a more detailed discussion of the Company’s use of mark-to-market accounting in five primary areas:  asset optimization, SO2 emission allowance risk management, natural gas procurement, and interest rate risk management.

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

At December 31, 2007 and 2006, no asset optimization derivative contracts were outstanding. The proceeds received and paid upon settlement of both purchase and sale contracts along with changes in market value of open contracts that are derivatives are recorded in Electric Utility Revenues.  Net revenues from asset optimization activities totaled $39.8 million in 2007, $29.8 million in 2006 and $38.0 million in 2005.

SO2 Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with SO2 emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At December 31, 2007, a deferred gain of approximately $0.7 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  Hedge ineffectiveness totaled $0.2 million of expense in 2006 and $0.8 million of expense in 2005.  No SO2 emission allowance hedges are outstanding as of December 31, 2007.

Natural Gas Procurement Activity
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.  Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price- sensitive reduction in volumes sold.  The Company may mitigate these risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

At December 31, 2007 and 2006, the market values of these contracts were not significant.

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

Interest rate swaps hedging the fair value of a planned VUHI debt issuance in 2008 with a total notional amount of $80.0 million are outstanding.  The fair value liability associated with those swaps was $8.9 million at December 31, 2007.  Related to derivative instruments associated with completed debts issuances, an approximate $2.2 million net regulatory liability remains at December 31, 2007.  Of that net liability, $0.6 million will be reclassified to earnings in 2008, $0.6 million was reclassified to earnings in 2007, and $0.7 million was reclassified to earnings during 2006.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

	At December 31,
	2007		2006
(In millions)	Carrying Amount	Est. Fair Value	In millions	Est. Fair Value
Long-term debt	$1,066.2	$1,049.2	$1,055.7	$1,072.6
Short-term borrowings	385.9	385.9	270.1	270.1

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

The Company’s operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and asset optimization operations.  The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations.  In total, regulated operations supply natural gas and /or electricity to over one million customers.  In total, the Company has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Year Ended December 31,
(In millions)	2007	2006	2005
Revenues
Gas Utility Services	$1,269.4	$1,232.5	$1,359.7
Electric Utility Services	487.9	422.2	421.4
Other Operations	40.4	36.6	36.1
Eliminations	(38.7)	(34.8)	(35.4)
Total revenues	$1,759.0	$1,656.5	$1,781.8

Profitability Measure - Net Income
Gas Utility Services	$41.7	$41.5	$34.7
Electric Utility Services	52.6	41.6	50.4
Other Operations	12.2	8.3	10.0
Total net income	$106.5	$91.4	$95.1
Amounts Included in Profitability Measures
Depreciation & Amortization
Gas Utility Services	$70.6	$67.6	$64.9
Electric Utility Services	66.0	61.8	56.9
Other Operations	21.8	21.9	19.5
Total depreciation & amortization	$158.4	$151.3	$141.3

Interest Expense
Gas Utility Services	$39.8	$40.7	$40.2
Electric Utility Services	29.6	28.6	23.7
Other Operations	11.2	8.2	6.0
Total interest expense	$80.6	$77.5	$69.9

Income Taxes
Gas Utility Services	$33.2	$22.6	$22.3
Electric Utility Services	38.0	25.3	33.5
Other Operations	(4.5)	(0.2)	1.7
Total income taxes	$66.7	$47.7	$57.5

Capital Expenditures
Gas Utility Services	$128.9	$76.8	$81.0
Electric Utility Services	134.7	156.8	100.0
Other Operations	36.4	24.8	29.9
Non-cash costs & changes in accruals	2.5	(8.4)	6.9
Total capital expenditures	$302.5	$250.0	$217.8
	At December 31,
(In millions)	2007	2006
Assets
Utility Group
Gas Utility Services	$2,049.1	$1,953.6
Electric Utility Services	1,369.2	1,277.6
Other Operations	245.7	225.9
Eliminations	(20.3)	(16.3)
Total assets	$3,643.7	$3,440.8

12.	Additional Operational & Balance Sheet Information

Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2007	2006
Prepaid gas delivery service	$65.2	$66.2
Prepaid taxes	13.6	20.7
Deferred income taxes	-	3.5
Other prepayments & current assets	14.5	12.8
Total prepayments & other current assets	$93.3	$103.2

Accrued liabilities in the Consolidated Balance Sheets consist of the following:
	At December 31,
(In millions)	2007	2006
Refunds to customers & customer deposits	$41.2	$42.3
Accrued taxes	32.5	28.3
Accrued interest	16.1	15.5
Deferred income taxes	4.9	-
Asset retirement obligation	9.5	-
Accrued salaries & other	34.7	29.7
Total accrued liabilities	$138.9	$115.8

Other – net in the Consolidated Statements of Income consists of the following:
	Year Ended December 31,
(In millions)	2007	2006	2005
AFUDC & capitalized interest	$5.3	$4.8	$2.5
Interest income	2.3	0.7	0.6
Other income	1.8	2.1	2.8
Total other – net	$9.4	$7.6	$5.9

13.	Impact of Recently Issued Accounting Guidance

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company will adopt SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The partial adoption of SFAS 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008, and does not expect that adoption will have a material impact this statement will have on its financial statements and results of operations.

SFAS 141 (Revised 2007)
In December 2007, the FASB issued SFAS 141, "Business Combinations" (SFAS 141).  SFAS 141 establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any Noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141 applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141 on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160
In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parents ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

14.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $520 million in short-term credit facilities, of which $386 million is outstanding at December 31, 2007, and Utility Holdings’ $700.0 million unsecured senior notes outstanding at December 31, 2007.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Consolidating Statement of Income for the year ended December 31, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$1,269.4	$-	$-	$1,269.4
Electric utility	487.9	-	-	487.9
Other	-	40.4	(38.7)	1.7
Total operating revenues	1,757.3	40.4	(38.7)	1,759.0
OPERATING EXPENSES
Cost of gas sold	847.2	-	-	847.2
Cost of fuel & purchased power	174.8	-	-	174.8
Other operating	301.5	-	(35.4)	266.1
Depreciation & amortization	136.6	21.5	0.3	158.4
Taxes other than income taxes	66.0	2.1	-	68.1
Total operating expenses	1,526.1	23.6	(35.1)	1,514.6
OPERATING INCOME	231.2	16.8	(3.6)	244.4
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	94.3	(94.3)	-
Other – net	3.7	48.3	(42.6)	9.4
Total other income (expense)	3.7	142.6	(136.9)	9.4
Interest expense	69.4	57.4	(46.2)	80.6
INCOME BEFORE INCOME TAXES	165.5	102.0	(94.3)	173.2
Income taxes	71.2	(4.5)	-	66.7
NET INCOME	$94.3	$106.5	$(94.3)	$106.5

Consolidating Statement of Income for the year ended December 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$1,232.5	$-	$-	$1,232.5
Electric utility	422.2	-	-	422.2
Other	-	36.6	(34.8)	1.8
Total operating revenues	1,654.7	36.6	(34.8)	1,656.5
OPERATING EXPENSES
Cost of gas sold	841.5	-	-	841.5
Cost of fuel & purchased power	151.5	-	-	151.5
Other operating	275.5	(4.4)	(32.1)	239.0
Depreciation & amortization	129.4	21.5	0.4	151.3
Taxes other than income taxes	63.0	1.1	0.1	64.2
Total operating expenses	1,460.9	18.2	(31.6)	1,447.5
OPERATING INCOME	193.8	18.4	(3.2)	209.0
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	83.2	(83.2)	-
Other – net	3.7	42.6	(38.7)	7.6
Total other income (expense)	3.7	125.8	(121.9)	7.6
Interest expense	66.4	53.0	(41.9)	77.5
INCOME BEFORE INCOME TAXES	131.1	91.2	(83.2)	139.1
Income taxes	47.9	(0.2)	-	47.7
NET INCOME	$83.2	$91.4	$(83.2)	$91.4

Consolidating Statement of Income for the year ended December 31, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
OPERATING REVENUES
Gas utility	$1,355.6	$-	$-	$1,359.7
Electric utility	421.4	-	-	421.4
Other	-	36.1	(35.4)	0.7
Total operating revenues	1,777.0	36.1	(35.4)	1,781.8
OPERATING EXPENSES
Cost of gas sold	973.3	-	-	973.3
Cost of fuel & purchased power	144.1	-	-	144.1
Other operating	274.4	0.1	(33.2)	241.3
Depreciation & amortization	121.7	19.3	0.3	141.3
Taxes other than income taxes	64.7	0.4	0.1	65.2
Total operating expenses	1,578.2	19.8	(32.8)	1,565.2
OPERATING INCOME	198.8	16.3	(2.6)	216.6
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	81.2	(81.2)	-
Other – net	4.3	37.8	(36.2)	5.9
Total other income (expense)	4.3	119.0	(117.4)	5.9
Interest expense	64.4	42.9	(37.4)	69.9
INCOME BEFORE INCOME TAXES	138.7	92.4	(82.6)	152.6
Income taxes	57.5	1.4	(1.4)	57.5
NET INCOME	$81.2	$91.0	$(81.2)	$95.1

Consolidating Statement of Cash Flows for the year ended December 31, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$211.2	$21.0	$-	$232.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs & hedging proceeds	30.3	-	(14.0)	16.3
Additional capital contribution	-	5.3	-	5.3
Requirements for:
Dividends to parent	(76.4)	(76.6)	76.4	(76.6)
Retirement of long-term debt, including premiums paid	(6.5)	-	-	(6.5)
Net change in short-term borrowings, including from other
Vectren companies	110.3	115.8	(110.3)	115.8
Other activity	-	-	-	-
Net cash flows from financing activities	57.7	44.5	(47.9)	54.3
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	76.4	(76.4)	-
Other investing activities	0.7	0.3	-	1.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(267.0)	(35.5)	-	(302.5)
Consolidated subsidiary investments	-	(14.0)	14.0	-
Unconsolidated affiliate & other investments	(1.8)	-	-	(1.8)
Net change in notes receivable from other Vectren companies	-	(110.3)	110.3	-
Net cash flows from investing activities	(268.1)	(83.1)	47.9	(303.3)
Net change in cash & cash equivalents	0.8	(17.6)	-	(16.8)
Cash & cash equivalents at beginning of period	5.7	22.8	-	28.5
Cash & cash equivalents at end of period	$6.5	$5.2	$-	$11.7

Consolidating Statement of Cash Flows for the year ended December 31, 2006 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$279.9	$6.2	$-	$286.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs & hedging proceeds	228.9	92.8	(228.9)	92.8
Additional capital contribution	40.0	20.0	(40.0)	20.0
Requirements for:
Dividends to parent	(75.4)	(75.4)	75.4	(75.4)
Retirement of long-term debt, including premiums paid	(96.7)	(100.0)	96.7	(100.0)
Net change in short-term borrowings, including from other
Vectren companies	(156.5)	43.2	156.5	43.2
Net cash flows from financing activities	(59.7)	(19.4)	59.7	(19.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	75.4	(75.4)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(225.5)	(24.5)	-	(250.0)
Consolidated subsidiary investments	-	(172.2)	172.2	-
Net change in notes receivable from other Vectren companies	-	156.5	(156.5)	-
Net cash flows from investing activities	(225.5)	35.3	(59.7)	(249.9)
Net change in cash & cash equivalents	(5.3)	22.1	-	16.8
Cash & cash equivalents at beginning of period	11.0	0.7	-	11.7
Cash & cash equivalents at end of period	$5.7	$22.8	$-	$28.5

Consolidating Statement of Cash Flows for the year ended December 31, 2005 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$224.0	$41.8	$-	$265.8
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs & hedging proceeds	-	150.0	-	150.0
Additional capital contribution	125.0	20.0	(125.0)	20.0
Requirements for:
Dividends to parent	(80.7)	(80.7)	80.7	(80.7)
Retirement of long-term debt, including premiums paid	(49.9)	-	-	(49.9)
Redemption of preferred stock of subsidiary	(0.1)	-	-	(0.1)
Net change in short-term borrowings, including from other
Vectren companies	(24.6)	(81.1)	24.3	(81.4)
Net cash flows from financing activities	(30.3)	8.2	(20.0)	(42.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	80.7	(80.7)	-
Other investing activities	0.1	-	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(187.5)	(30.3)	-	(217.8)
Consolidated subsidiary investments	-	(125.0)	125.0	-
Net change in notes receivable from other Vectren companies	-	24.3	(24.3)	-
Net cash flows from investing activities	(187.4)	(50.3)	20.0	(217.7)
Net change in cash & cash equivalents	6.3	(0.3)	-	6.0
Cash & cash equivalents at beginning of period	4.7	1.0	-	5.7
Cash & cash equivalents at end of period	$11.0	$0.7	$-	$11.7

Consolidating Balance Sheet as of December 31, 2007 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$6.5	$5.2	$-	$11.7
Accounts receivable - less reserves	136.3	0.8	-	137.1
Receivables due from other Vectren companies	0.1	276.6	(258.8)	17.9
Accrued unbilled revenues	140.6	-	-	140.6
Inventories	133.8	1.1	-	134.9
Recoverable fuel & natural gas costs	-	-	-	-
Prepayments & other current assets	87.3	10.5	(4.5)	93.3
Total current assets	504.6	294.2	(263.3)	535.5
Utility Plant
Original cost	4,062.9	-	-	4,062.9
Less: accumulated depreciation & amortization	1,523.2	-	-	1,523.2
Net utility plant	2,539.7	-	-	2,539.7
Investments in consolidated subsidiaries	-	1,147.0	(1,147.0)	-
Notes receivable from consolidated subsidiaries	-	589.4	(589.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.9	5.8	-	24.7
Nonutility property - net	4.8	171.4	-	176.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	130.3	21.4	-	151.7
Other assets	14.8	0.5	(4.6)	10.7
TOTAL ASSETS	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$132.6	$6.1	$-	$138.7
Accounts payable to affiliated companies	66.9	-	-	66.9
Payables to other Vectren companies	49.6	0.1	(15.5)	34.2
Refundable fuel & natural gas costs	27.2	-	-	27.2
Accrued liabilities	123.4	20.0	(4.5)	138.9
Short-term borrowings	-	385.9	-	385.9
Short-term borrowings from
other Vectren companies	243.3	-	(243.3)	-
Current maturities of long-term debt	-	-	-	-
Long-term debt subject to tender	-	-	-	-
Total current liabilities	643.0	412.1	(263.3)	791.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	364.2	698.4	-	1,062.6
Long-term debt due to VUHI	589.4	-	(589.4)	-
Total long-term debt - net	953.6	698.4	(589.4)	1,062.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	270.0	16.9	-	286.9
Regulatory liabilities	301.8	5.4	-	307.2
Deferred credits & other liabilities	102.9	6.5	(4.6)	104.8
Total deferred credits & other liabilities	674.7	28.8	(4.6)	698.9
Common Shareholder's Equity
Common stock (no par value)	776.3	638.2	(776.3)	638.2
Retained earnings	370.4	451.9	(370.4)	451.9
Accumulated other comprehensive income	0.3	0.3	(0.3)	0.3
Total common shareholder's equity	1,147.0	1,090.4	(1,147.0)	1,090.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

Consolidating Balance Sheet as of December 31, 2006 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.7	$22.8	$-	$28.5
Accounts receivable - less reserves	134.8	-	-	134.8
Receivables due from other Vectren companies	6.1	146.0	(151.8)	0.3
Accrued unbilled revenues	121.4	-	-	121.4
Inventories	139.6	2.3	-	141.9
Recoverable fuel & natural gas costs	1.8	-	-	1.8
Prepayments & other current assets	91.2	14.7	(2.7)	103.2
Total current assets	500.6	185.8	(154.5)	531.9
Utility Plant
Original cost	3,820.2	-	-	3,820.2
Less: accumulated depreciation & amortization	1,434.7	-	-	1,434.7
Net utility plant	2,385.5	-	-	2,385.5
Investments in consolidated subsidiaries	-	1,129.7	(1,129.7)	-
Notes receivable from consolidated subsidiaries	-	575.3	(575.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	15.4	6.0	-	21.4
Nonutility property - net	5.2	157.9	-	163.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	103.3	13.5	-	116.8
Other assets	16.1	0.8	-	16.9
TOTAL ASSETS	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$131.5	$4.7	$-	$136.2
Accounts payable to affiliated companies	68.1	0.1	-	68.2
Payables to other Vectren companies	44.0	0.1	(18.8)	25.3
Refundable fuel & natural gas costs	35.3	-	-	35.3
Accrued liabilities	107.3	11.2	(2.7)	115.8
Short-term borrowings	-	270.1	-	270.1
Short-term borrowings from
other Vectren companies	133.0	-	(133.0)	-
Current maturities of long-term debt	6.5	-	-	6.5
Long-term debt subject to tender	20.0	-	-	20.0
Total current liabilities	545.7	286.2	(154.5)	677.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	327.3	698.0	-	1,025.3
Long-term debt due to VUHI	575.3	-	(575.3)	-
Total long-term debt - net	902.6	698.0	(575.3)	1,025.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	265.9	16.3	-	282.2
Regulatory liabilities	285.0	6.1	-	291.1
Deferred credits & other liabilities	102.4	5.7	-	108.1
Total deferred credits & other liabilities	653.3	28.1	-	681.4
Common Shareholder's Equity
Common stock (no par value)	776.3	632.9	(776.3)	632.9
Retained earnings	352.5	422.9	(352.5)	422.9
Accumulated other comprehensive income	0.9	0.9	(0.9)	0.9
Total common shareholder's equity	1,129.7	1,056.7	(1,129.7)	1,056.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,231.3	$2,069.0	$(1,859.5)	$3,440.8

15.	Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company’s utility operations.  Summarized quarterly financial data for 2007 and 2006 follows:

(In millions)	Q1	Q2	Q3	Q4
2007
Results of Operations:
Operating revenues	$692.6	$302.3	$258.0	$506.1
Operating income	96.9	29.8	37.3	80.4
Net income	50.9	8.0	10.7	36.9
2006
Results of Operations:
Operating revenues	$678.3	$159.1	$240.5	$578.6
Operating income	89.7	27.3	23.7	68.3
Net income	43.4	7.1	6.5	34.4

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Utility Holdings’ management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under the framework in Internal Control — Integrated Framework, the Company concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Utility Holdings’ registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Utility Holdings’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Utility Holdings to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Intentionally omitted.  See the table of contents of this Annual Report on Form 10-K for explanation.

Vectren’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Benefits and Nominating and Corporate Governance Committees, and its Code of Ethics covering the Company’s directors, officers and employees are available on the Company’s website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, One Vectren Square, Evansville, Indiana 47708.  The Company intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of the Company’s directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on the Company’s website at the internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to the address listed above.

ITEM 11.  EXECUTIVE COMPENSATION

Intentionally omitted.  See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

Intentionally omitted.  See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intentionally omitted.  See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tabulation shows the audit and non-audit fees incurred and payable to Deloitte & Touche LLP (Deloitte) for the years ending December 31, 2007 and 2006.  The fees presented below represent total Vectren fees, the majority of which are allocated to Utility Holdings.

	2007	2006
Audit Fees(1)	$1,157,989	$1,514,008
Audit-Related Fees(2)	258,795	73,250
Tax Fees(3)	242,219	151,026

Total Fees Paid to Deloitte(4)	$1,659,003	$1,738,284

(1)
Aggregate fees incurred and payable to Deloitte for professional services rendered for the audits of Vectren’s and Utility Holdings’  2007 and 2006 fiscal year annual financial statements and the review of financial statements included in their Forms 10-K or 10-Q filed during the Company’s 2007 and 2006 fiscal years.  The amount includes fees related to the attestation to Vectren’s assertion pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, this amount includes the reimbursement of out-of-pocket costs incurred related to the provision of these services totaling $83,989 and $91,008 in 2007 and 2006, respectively.

(2)
Audit-related fees consisted principally of reviews related to various financing transactions, regulatory filings, consultation on various accounting issues, and audit fees related to the stand-alone audit of one of Vectren’s consolidated subsidiaries.

(3)
Tax fees consisted of fees paid to Deloitte for the review of tax returns, consultation on other tax matters of Vectren and of its consolidated subsidiaries, and tax technical training.  In addition, this amount includes the reimbursement of out-of-pocket costs incurred related to the provision of these services totaling $20,426 and $13,971 in 2007 and 2006, respectively.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Documents Filed as Part of This Report

Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II “Item 8 Financial Statements and Supplementary Data” of this Form 10-K.

Supplemental Schedules

For the years ended December 31, 2007, 2006, and 2005, the Company’s Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein.  The report of Deloitte & Touche LLP on the schedule may be found in Item 8.  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

SCHEDULE II
Vectren Utility Holdings, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	end of
Description	Of Year	Expenses	Accounts	Reserves, Net	Year
(In millions)

VALUATION AND QUALIFYING ACCOUNTS:

Year 2007 – Accumulated provision for
uncollectible accounts	$2.5	$15.0	$-	$14.8	$2.7
Year 2006 – Accumulated provision for
uncollectible accounts	$2.6	$13.6	$-	$13.7	$2.5
Year 2005 – Accumulated provision for
uncollectible accounts	$1.9	$14.4	$-	$13.7	$2.6

OTHER RESERVES:

Year 2007 – Restructuring costs	$1.7	$-	$-	$1.1	$0.6
Year 2006 – Restructuring costs	$2.4	$-	$-	$0.7	$1.7
Year 2005 – Restructuring costs	$2.7	$-	$-	$0.3	$2.4

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.  Exhibits for the Company attached to this filing filed electronically with the SEC are listed below.  Exhibits for the Company are listed in the Index to Exhibits beginning on page 76.

Vectren Utility Holdings’ Inc.
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

The following Exhibits, as well as the Exhibits listed above, were filed electronically with the SEC with this filing.

Exhibit Number	Document

12	Ratio of Earnings to Fixed Charges
21	List of Company’s Significant Subsidiaries
23	Consent of Independent Registered Public Accounting Firm

INDEX TO EXHIBITS

2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16, 1999.  (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1)

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

4.   Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949, January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1, 1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986.  (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).)  July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.)  November 15, 1986 and January 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)  December 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.)  December 13, 1990.  (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.)  April 1, 1993.  (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.)  June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.)  May 1, 1993.  (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).)  July 1, 1999.  (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).)  March 1, 2000.  (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.1.)  October 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.2.)  April 1, 2005 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.1)  March 1, 2006 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.2)  December 1, 2007 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.3)

4.2
Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association.  Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991.  (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

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

4.4
Note purchase agreement, dated October 11, 2005, between Vectren Capital Corp. and each of the purchasers named therein.  (Filed designated in Form 10-K for the year ended December 31, 2005, File No. 1-15467, as Exhibit 4.4.)

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

10.4
Vectren Corporation At Risk Compensation Plan effective May 1, 2001,(as amended and restated s of May 1, 2006).  (Filed and designated in Vectren Corporation’s Proxy Statement dated March 15, 2006, File No. 1-15467, as Appendix H.)

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

10.9
Vectren Corporation At Risk Compensation Plan specimen restricted stock grant agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.1.)

10.10
Vectren Corporation At Risk Compensation Plan specimen restricted stock units agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.2.)

10.11
Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005.  (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as Exhibit 99.2.)

10.12	Vectren Corporation specimen employment agreement dated February 1, 2005. (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99.1.)
10.13
Life Insurance Replacement Agreement between Vectren Corporation and certain named officers, effective December 31, 2006.  (Filed and designated in Form 8-K, dated December 31, 2006, File No. 1-15467 as Exhibit 99.1.)

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

10.16
Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996.  (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.17
Revolving Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Utility Holdings, Inc., and each of the purchasers named therein.  (Filed and designated in Form 10-K, for the year ended December 31, 2005, File No. 1-15467, as Exhibit 10.24.)

10.18
Revolving Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Capital Corp., and each of the purchasers named therein.  (Filed and designated in Form 10-K, for the year ended December 31, 2005, File No. 1-15467, as Exhibit 10.25.)

12. Ratio of Earnings to Fixed Charges
The Company’s Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12 (Filed herewith.)

21. Subsidiaries of the Company
The list of the Company's significant subsidiaries is attached hereto as Exhibit 21 (Filed herewith.)

23. Consents of Experts and Counsel
The consent of Deloitte & Touche LLP is attached hereto as Exhibit 23  (Filed herewith.)

31. Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.1 (Filed herewith.)

Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.2 (Filed herewith.)

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32 (Filed herewith.)

99. Additional Exhibits
99.1  Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000.  (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

99.2  Amended and Restated Code of By-Laws of Vectren Corporation as of February 27, 2008. (Filed and designated in Current Report on Form 8-K filed February 27, 2008, File No. 1-15467, as Exhibit 3.1.)

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

VECTREN UTILITY HOLDINGS, INC.

Dated February 28, 2008                                                                                   /s/ Niel C. Ellerbrook
Niel C. Ellerbrook,
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Niel C. Ellerbrook	Chairman, Chief Executive Officer, and Director	February 28, 2008
Niel C. Ellerbrook	(Principal Executive Officer)
/s/ Jerome A. Benkert, Jr.	Executive Vice President and Chief Financial Officer	February 28, 2008
Jerome A. Benkert, Jr.	(Principal Financial Officer)
/s/ M. Susan Hardwick	Vice President, Controller and Assistant Treasurer	February 28, 2008
M. Susan Hardwick	(Principal Accounting Officer)
/s/ Ronald E. Christian	Director	February 28, 2008
Ronald E. Christian
/s/ William S. Doty	Director	February 28, 2008
William S. Doty