Form 10-Q
period 2008-05-09
VECTREN UTILITY HOLDINGS INC
filed 2008-05-09
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Non-accelerated filer ☒  (Do not check if a smaller reporting company)         Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes □             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2008
Class	Number of Shares	Date

Definitions

AFUDC: allowance for funds used during construction	MW: megawatts
APB: Accounting Principles Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
EITF: Emerging Issues Task Force	NOx: nitrogen oxide
FASB: Financial Accounting Standards Board	OCC: Ohio Office of the Consumer Counselor
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	SFAS: Statement of Financial Accounting Standards
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes
MMBTU: millions of British thermal units

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
3	Quantitative and Qualitative Disclosures About Market Risk	33
4	Controls and Procedures	33

	PART II. OTHER INFORMATION
1	Legal Proceedings	33
1A	Risk Factors	33
6	Exhibits	34
	Signatures	35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash & cash equivalents	$21.1	$11.7
Accounts receivable - less reserves of $3.5 &
$2.7, respectively	194.3	137.1
Receivables due from other Vectren companies	0.7	17.9
Accrued unbilled revenues	109.5	140.6
Inventories	54.5	134.9
Prepayments & other current assets	26.5	93.3
Total current assets	406.6	535.5

Utility Plant
Original cost	4,108.6	4,062.9
Less: accumulated depreciation & amortization	1,546.2	1,523.2
Net utility plant	2,562.4	2,539.7

Investments in unconsolidated affiliates	0.2	0.2
Other investments	25.6	24.7
Nonutility property - net	178.1	176.2
Goodwill - net	205.0	205.0
Regulatory assets	146.1	151.7
Other assets	10.4	10.7
TOTAL ASSETS	$3,534.4	$3,643.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2008	2007

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$84.6	$138.7
Accounts payable to affiliated companies	65.7	66.9
Payables to other Vectren companies	19.6	34.2
Refundable fuel & natural gas costs	23.8	27.2
Accrued liabilities	219.5	138.9
Short-term borrowings	135.6	385.9
Total current liabilities	548.8	791.8

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,146.2	1,062.6

Deferred Income Taxes & Other Liabilities
Deferred income taxes	295.1	286.9
Regulatory liabilities	309.4	307.2
Deferred credits & other liabilities	107.4	104.8
Total deferred credits & other liabilities	711.9	698.9

Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	638.2	638.2
Retained earnings	489.1	451.9
Accumulated other comprehensive income	0.2	0.3
Total common shareholder's equity	1,127.5	1,090.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,534.4	$3,643.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES
Gas utility	$633.6	$584.1
Electric utility	127.2	108.1
Other	0.6	0.4
Total operating revenues	761.4	692.6

OPERATING EXPENSES
Cost of gas sold	462.0	424.5
Cost of fuel & purchased power	46.0	40.6
Other operating	74.0	67.2
Depreciation & amortization	40.7	39.2
Taxes other than income taxes	26.2	24.2
Total operating expenses	648.9	595.7

OPERATING INCOME	112.5	96.9

OTHER INCOME - NET	2.0	2.7

INTEREST EXPENSE	20.8	19.4

INCOME BEFORE INCOME TAXES	93.7	80.2

INCOME TAXES	35.7	29.3

NET INCOME	$58.0	$50.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58.0	$50.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	40.7	39.2
Deferred income taxes & investment tax credits	8.9	(1.4)
Expense portion of pension & postretirement periodic benefit cost	0.6	0.5
Provision for uncollectible acccounts	4.6	5.4
Other non-cash charges - net	1.0	(1.0)
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	(13.5)	(28.7)
Inventories	80.4	74.0
Recoverable/refundable fuel & natural gas costs	(3.4)	5.5
Prepayments & other current assets	66.9	68.4
Accounts payable, including to Vectren companies
& affiliated companies	(69.9)	(88.2)
Accrued liabilities	88.5	54.7
Changes in noncurrent assets	7.2	4.3
Changes in noncurrent liabilities	(0.1)	(1.6)
Net cash flows from operating activities	269.9	182.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	171.4	-
Requirements for:
Dividends to parent	(20.8)	(19.1)
Retirement of long-term debt, including premiums paid	(103.2)	-
Net change in short-term borrowings	(250.3)	(121.3)
Net cash flows from financing activities	(202.9)	(140.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(56.7)	(58.0)
Other investing activities	(1.0)	-
Net cash flows from investing activities	(57.6)	(57.9)
Net change in cash & cash equivalents	9.4	(16.3)
Cash & cash equivalents at beginning of period	11.7	28.5
Cash & cash equivalents at end of period	$21.1	$12.2

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

Indiana Gas provides energy delivery services to over 569,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, filed with the SEC February 28, 2008 on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which $136 million is outstanding at March 31, 2008, and Utility Holdings’ $825 million unsecured senior notes outstanding at March 31, 2008.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Balance Sheet as of March 31, 2008 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$15.1	$6.0	$-	$21.1
Accounts receivable - less reserves	194.3	-	-	194.3
Receivables due from other Vectren companies	37.0	68.1	(104.4)	0.7
Accrued unbilled revenues	109.5	-	-	109.5
Inventories	53.9	0.6	-	54.5
Prepayments & other current assets	27.8	10.1	(11.4)	26.5
Total current assets	437.6	84.8	(115.8)	406.6
Utility Plant
Original cost	4,108.6	-	-	4,108.6
Less: accumulated depreciation & amortization	1,546.2	-	-	1,546.2
Net utility plant	2,562.4	-	-	2,562.4
Investments in consolidated subsidiaries	-	1,180.9	(1,180.9)	-
Notes receivable from consolidated subsidiaries	-	700.3	(700.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	19.9	5.7	-	25.6
Non-utility property - net	4.7	173.4	-	178.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	119.9	26.2	-	146.1
Other assets	14.2	0.4	(4.2)	10.4
TOTAL ASSETS	$3,363.9	$2,171.7	$(2,001.2)	$3,534.4

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$80.3	$4.3	$-	$84.6
Accounts payable to affiliated companies	65.7	-	-	65.7
Payables to other Vectren companies	32.5	-	(12.9)	19.6
Refundable fuel & natural gas costs	23.8	-	-	23.8
Accrued liabilities	216.0	14.9	(11.4)	219.5
Short-term borrowings	-	135.6	-	135.6
Short-term borrowings from other Vectren companies	54.6	36.9	(91.5)	-
Total current liabilities	472.9	191.7	(115.8)	548.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	323.0	823.2	-	1,146.2
Long-term debt due to Utility Holdings	700.3	-	(700.3)	-
Total long-term debt - net	1,023.3	823.2	(700.3)	1,146.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	277.6	17.5	-	295.1
Regulatory liabilities	304.2	5.2	-	309.4
Deferred credits & other liabilities	105.0	6.6	(4.2)	107.4
Total deferred credits & other liabilities	686.8	29.3	(4.2)	711.9
Common Shareholder's Equity
Common stock (no par value)	776.3	638.2	(776.3)	638.2
Retained earnings	404.4	489.1	(404.4)	489.1
Accumulated other comprehensive income	0.2	0.2	(0.2)	0.2
Total common shareholder's equity	1,180.9	1,127.5	(1,180.9)	1,127.5
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,363.9	$2,171.7	$(2,001.2)	$3,534.4

Condensed Consolidating Balance Sheet as of December 31, 2007 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$6.5	$5.2	$-	$11.7
Accounts receivable - less reserves	136.3	0.8	-	137.1
Receivables due from other Vectren companies	0.1	276.6	(258.8)	17.9
Accrued unbilled revenues	140.6	-	-	140.6
Inventories	133.8	1.1	-	134.9
Prepayments & other current assets	87.3	10.5	(4.5)	93.3
Total current assets	504.6	294.2	(263.3)	535.5
Utility Plant
Original cost	4,062.9	-	-	4,062.9
Less: accumulated depreciation & amortization	1,523.2	-	-	1,523.2
Net utility plant	2,539.7	-	-	2,539.7
Investments in consolidated subsidiaries	-	1,147.0	(1,147.0)	-
Notes receivable from consolidated subsidiaries	-	589.4	(589.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.9	5.8	-	24.7
Non-utility property - net	4.8	171.4	-	176.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	130.3	21.4	-	151.7
Other assets	14.8	0.5	(4.6)	10.7
TOTAL ASSETS	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$132.6	$6.1	$-	$138.7
Accounts payable to affiliated companies	66.9	-	-	66.9
Payables to other Vectren companies	49.6	0.1	(15.5)	34.2
Refundable fuel & natural gas costs	27.2	-	-	27.2
Accrued liabilities	123.4	20.0	(4.5)	138.9
Short-term borrowings	-	385.9	-	385.9
Short-term borrowings from
other Vectren companies	243.3	-	(243.3)	-
Total current liabilities	643.0	412.1	(263.3)	791.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	364.2	698.4	-	1,062.6
Long-term debt due to Utility Holdings	589.4	-	(589.4)	-
Total long-term debt - net	953.6	698.4	(589.4)	1,062.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	270.0	16.9	-	286.9
Regulatory liabilities	301.8	5.4	-	307.2
Deferred credits & other liabilities	102.9	6.5	(4.6)	104.8
Total deferred credits & other liabilities	674.7	28.8	(4.6)	698.9
Common Shareholder's Equity
Common stock (no par value)	776.3	638.2	(776.3)	638.2
Retained earnings	370.4	451.9	(370.4)	451.9
Accumulated other comprehensive income	0.3	0.3	(0.3)	0.3
Total common shareholder's equity	1,147.0	1,090.4	(1,147.0)	1,090.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

Condensed Consolidating Statement of Income for the three months ended March 31, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$633.6	$-	$-	$633.6
Electric utility	127.2	-	-	127.2
Other	-	11.7	(11.1)	0.6
Total operating revenues	760.8	11.7	(11.1)	761.4
OPERATING EXPENSES
Cost of gas sold	462.0	-	-	462.0
Cost of fuel & purchased power	46.0	-	-	46.0
Other operating	84.7	-	(10.7)	74.0
Depreciation & amortization	35.2	5.4	0.1	40.7
Taxes other than income taxes	25.8	0.4	-	26.2
Total operating expenses	653.7	5.8	(10.6)	648.9
OPERATING INCOME	107.1	5.9	(0.5)	112.5
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	54.9	(54.9)	-
Other income (expense) – net	1.1	12.1	(11.2)	2.0
Total other income (expense)	1.1	67.0	(66.1)	2.0
Interest expense	18.0	14.5	(11.7)	20.8
INCOME BEFORE INCOME TAXES	90.2	58.4	(54.9)	93.7
Income taxes	35.3	0.4	-	35.7
NET INCOME	$54.9	$58.0	$(54.9)	$58.0

Condensed Consolidating Statement of Income for the three months ended March 31, 2007 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$584.1	$-	$-	$584.1
Electric utility	108.1	-	-	108.1
Other	-	9.7	(9.3)	0.4
Total operating revenues	692.2	9.7	(9.3)	692.6
OPERATING EXPENSES
Cost of gas sold	424.5	-	-	424.5
Cost of fuel & purchased power	40.6	-	-	40.6
Other operating	74.9	-	(7.7)	67.2
Depreciation & amortization	33.4	5.8	-	39.2
Taxes other than income taxes	23.9	0.3	-	24.2
Total operating expenses	597.3	6.1	(7.7)	595.7
OPERATING INCOME	94.9	3.6	(1.6)	96.9
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	48.6	(48.6)	-
Other income (expense) – net	0.9	10.8	(9.0)	2.7
Total other income (expense)	0.9	59.4	(57.6)	2.7
Interest expense	16.5	13.5	(10.6)	19.4
INCOME BEFORE INCOME TAXES	79.3	49.5	(48.6)	80.2
Income taxes	30.7	(1.4)	-	29.3
NET INCOME	$48.6	$50.9	$(48.6)	$50.9

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$200.3	$69.6	$-	$269.9

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt - net of issuance costs & hedging proceeds	171.4	111.1	(111.1)	171.4
Requirements for:
Dividends to parent	(20.8)	(20.8)	20.8	(20.8)
Retirement of long-term debt, including premiums paid	(103.2)	-	-	(103.2)
Net change in short-term borrowings, including to other
Vectren companies	(188.7)	(213.4)	151.8	(250.3)
Net cash flows from financing activities	(141.3)	(123.1)	61.5	(202.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	20.8	(20.8)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(49.4)	(7.3)	-	(56.7)
Other investing activities	(1.0)	-	-	(1.0)
Net change in notes receivable to other Vectren companies	-	40.7	(40.7)	-
Net cash flows from investing activities	(50.4)	54.3	(61.5)	(57.6)
Net change in cash & cash equivalents	8.6	0.8	-	9.4
Cash & cash equivalents at beginning of period	6.5	5.2	-	11.7
Cash & cash equivalents at end of period	$15.1	$6.0	$-	$21.1

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$140.4	$41.6	$-	$182.0

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(19.1)	(19.1)	19.1	(19.1)
Net change in short-term borrowings, including to other
Vectren companies	(67.9)	(93.5)	40.1	(121.3)
Net cash flows from financing activities	(87.0)	(112.6)	59.2	(140.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from	-	19.1	(19.1)	-
Consolidated subsidiary distributions	-	0.1	-	0.1
Other investing activities
Requirements for:
Capital expenditures, excluding AFUDC equity	(49.5)	(8.5)	-	(58.0)
Net change in notes receivable to other Vectren companies	-	40.1	(40.1)	-
Net cash flows from investing activities	(49.5)	50.8	(59.2)	(57.9)
Net change in cash & cash equivalents	3.9	(20.2)	-	(16.3)
Cash & cash equivalents at beginning of period	5.7	22.8	-	28.5
Cash & cash equivalents at end of period	$9.6	$2.6	$-	$12.2

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes collected from customers as a component of operating revenues, which totaled $19.3 million and $18.0 million at March 31, 2008 and 2007, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(In millions)	2008	2007
Net income	$58.0	$50.9
Cash flow hedges
Reclassifications to net income	0.2	0.4
Income tax benefit (expense)	(0.1)	(0.1)
Total comprehensive income	$58.1	$51.2

6.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are based on cost.  Utility Holdings received corporate allocations totaling $23.4 million and $21.4 million for the three months ended March 31, 2008 and 2007, respectively.

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation.  The Company has priced the coal consistent with letter agreements with the OUCC regarding the price of coal that is charged by Fuels to SIGECO.  Amounts paid for such purchases for the three months ended March 31, 2008 and 2007 totaled $28.0 million and $27.0 million, respectively.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller) performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Amounts paid by Utility Holdings and its subsidiaries for the three months ended March 31, 2008 and 2007 totaled $9.5 million and $3.6 million, respectively.

7.	Transactions with ProLiance Holdings, LLC

ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include the Company’s Indiana utilities and Vectren’s nonutility gas supply operations as well as Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2008 and 2007, totaled $206.7 million and $203.5 million, respectively.  Amounts owed to ProLiance at March 31, 2008 and December 31, 2007, for those purchases were $65.7 million and $66.9 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  The Company purchased approximately 79 percent and 75 percent of its gas through ProLiance during the quarters ended March 31, 2008 and 2007, respectively.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each Indiana utility which have been approved by the IURC through 2011.  ProLiance no longer provides portfolio administration services to the Ohio operations.

8.	Debt Offering in 2008 and Transactions Involving Auction Rate Securities

Utility Holdings Debt Issuance
In March 2008, Utility Holdings issued at par $125 million in 6.25 percent senior unsecured notes due April 1, 2039 (2039 Notes).  The 2039 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.3 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

9.  Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings, except those discussed herein, pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

10.    Environmental Matters

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of March 31, 2008, the Company has invested approximately $62 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology should position it to comply with reasonable mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or legislation mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved by the IURC.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

11. Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

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

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.

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

Ohio Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs allow the recovery of costs promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the recovery of the distribution portion of rates from residential and commercial customers based on the level of customer revenues established in VEDO’s last general rate case.

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $5.6 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

MISO
Since February 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, biddings its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In March 2008, MISO announced that the Day 3 ancillary services market would begin in September 2008.  The Company has asked the IURC to approve its participation in Day 3 and to approve recovery of costs associated therewith.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

12. Fair Value Measurements

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company  adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.  The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

The Company measures certain financial instruments, primarily derivatives, at fair value on a recurring basis.  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed in-house, which reflect what a market participant would use to determine fair value.  The fair value of financial assets and liabilities was determined using the following inputs at March 31, 2008:

					Fair value at
	As of March 31, 2008				December 31,
In millions	Fair Value	Level 1	Level 2	Level 3	2007

Derivative assets/(liabilities):
Regulated gas supply contracts	$0.3	$0.3	$-	$-	$-
Interest rate related contracts	-	-	-	-	(8.9)
Other	0.9	-	-	0.9	2.6

Included in:
Prepayments and other current assets	$1.2	$0.3	$-	$0.9	$2.6
Accrued liabilities	-	-	-	-	8.9

Derivatives classified as “other” and which are valued using level 3 valuation inputs, are held by a cost-based and rate regulated utility.  Gains and losses associated with marking the instruments to market are recorded as a regulatory asset or liability until recovered from ratepayers.

SFAS 159
Also on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not choose to apply the option provided in SFAS 159 to any of its eligible items; therefore, its adoption did not have any impact on the Company’s financial statements or results of operations.

13.	Segment Reporting

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

	Three Months Ended March 31,
(In millions)	2008	2007
Revenues
Gas Utility Services	$633.6	$584.1
Electric Utility Services	127.2	108.1
Other Operations	11.7	9.7
Eliminations	(11.1)	(9.3)
Consolidated Revenues	$761.4	$692.6

Profitability Measure - Net Income
Gas Utility Services	$42.3	$37.9
Electric Utility Services	12.6	10.7
Other Operations	3.1	2.3
Total Net Income	$58.0	$50.9

14.	Impact of Recently Issued Accounting Guidance

SFAS 141 (Revised 2007)
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141R on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 161
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Indiana Gas provides energy delivery services to over 569,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

In 2008, the Utility Holdings’ earnings were $58.0 million compared to $50.9 million in 2007, an increase of $7.1 million.  The increase resulted primarily from the impact of regulatory initiatives, including base rate increases in the Indiana service territories, and increased earnings from the sale of wholesale power.  The increase was offset somewhat by higher operating costs related to increasing maintenance and reliability costs contemplated in the base rate cases.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the impact of weather on margin experienced during the first quarter of 2008 to be $0.8 million favorable compared to 30-year normal temperatures.  In 2007, management estimated the margin impact of warmer-than-normal weather to be $0.6 million unfavorable.  Year over year, weather had a favorable impact on margin of $1.4 million.

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

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, and costs to fund Indiana energy efficiency programs.  Certain operating costs associated with operating environmental compliance equipment were also tracked prior to their recovery in base rates that went into effect on August 15, 2007.  The latest Indiana service territory rate cases, implemented in 2007 and 2008 also provide for the tracking of MISO revenues and costs, as well as the gas cost component of bad debt expense and unaccounted for gas.  Unaccounted for gas is also tracked in the Ohio service territory.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended March 31,
(In millions)	2008	2007

Gas utility revenues	$633.6	$584.1
Cost of gas sold	462.0	424.5
Total gas utility margin	$171.6	$159.6
Margin attributed to:
Residential & commercial customers	$150.9	$140.3
Industrial customers	16.7	15.7
Other	4.0	3.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	57.8	54.8
Industrial customers	28.7	26.4
Total sold & transported volumes	86.5	81.2

For the quarter ended March 31, 2008, gas utility margins were $171.6 million, an increase of $12.0 million over the prior year.  Margin increases associated with the Vectren North base rate increase, effective February 14, 2008, were $2.7 million.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $2.6 million.  Year to date 2008, Ohio weather was 3 percent colder than the prior year and resulted in an estimated increase in margin of approximately $1.2 million compared to 2007.  Operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $3.4 million year over year.  The remaining increase is related primarily to lost margin recovery mechanisms.  The average cost per dekatherm of gas purchased for the three months ended March 31, 2008, was $9.44 compared to $8.85 in 2007.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months Ended March 31,
(In millions)	2008	2007

Electric utility revenues	$127.2	$108.1
Cost of fuel & purchased power	46.0	40.6
Total electric utility margin	$81.2	$67.5
Margin attributed to:
Residential & commercial customers	$49.9	$39.8
Industrial customers	18.7	16.5
Municipal & other customers	4.5	5.1
Subtotal: retail & firm wholesale	$73.1	$61.4
Wholesale power marketing	$8.1	$6.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	715.2	697.9
Industrial customers	600.7	627.0
Municipal & other	36.6	135.1
Total retail & firm wholesale volumes sold	1,352.5	1,460.0

Retail Margin
Electric retail and firm wholesale utility margins were $73.1 million for the three months ended March 31, 2008, an increase over the prior year of $11.7 million.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $13.1 million.  Management estimates the year over year increases in usage by residential and commercial customers due to weather to be $0.2 million.  Offsetting these increases is the expiration of certain firm wholesale municipal contracts which generated margin of $2.2 million in 2007.  The remaining increase is primarily attributable to pricing, including $0.7 million in recovery of pollution control investments and other items.

Margin from Wholesale Power Marketing Activity
Periodically, generation capacity is in excess of that needed to serve native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales into the MISO Day Ahead market.

Following is a reconciliation of Wholesale Power Marketing activity:

	Three months ended March 31,
(In millions)	2008	2007
Off-system sales	$7.2	$5.3
Transmission system sales	0.9	0.8
Total wholesale power marketing	$8.1	$6.1

Wholesale power marketing margins were $8.1 million for the first quarter of 2008, an increase of $2.0 million over the prior year.  Certain firm wholesale municipal contracts have been allowed to expire and the associated volumes are being used to meet retail peak reserve requirements.  The increase in wholesale power marketing margins is due to the increase in off peak volumes available for sale off system and an increase in wholesale prices.  Off-system sales totaled 461.3 GWh in 2008, compared to 260.5 GWh in 2007.

Other Operating Expenses

For the three months ended March 31, 2008, other operating expenses were $74.0 million, an increase of $6.8 million, compared to 2007.  Costs resulting from increased maintenance and other activities contemplated in rate cases, including amortization of prior deferred costs, totaled $5.0 million in 2008.  Pass-through costs that are recovered in utility margin increased $2.1 million year over year.

Depreciation & Amortization

Depreciation expense was $40.7 million for the quarter, an increase of $1.5 million compared to 2007.  The increase relates to the addition of plant and the amortization in 2008 associated with prior electric demand side management costs pursuant to the August 15, 2007 electric base rate order.

Taxes Other Than Income Taxes

Taxes other than income taxes were $26.2 million for the quarter, an increase of $2.0 million compared to the prior year quarter.  The increase is primarily attributable to $1.5 million in additional utility receipts, excise, and usage taxes as a result of volatility in revenues.  In 2008, property taxes increased due to increased plant in service.

Other Income-Net

Other-net reflects income of $2.0 million for the quarter, a decrease of $0.7 million compared to the prior year quarter.  The decrease is primarily attributable to $0.4 million in lower capitalization of funds used during construction.

Interest Expense

Interest expense was $20.8 million for the quarter, an increase of $1.4 million compared to the prior year quarter.  The increase reflects higher average short term debt balances and the impact of long term financing transactions completed during the first quarter, including the issuance of $125 million in senior unsecured notes at 6.25 percent due in 2039 and the short-term refinancing of approximately $103 million of auction rate mode debt.  Of that amount, $62 million was remarketed in March 2008 at fixed interest rates and the remaining $41 million will be remarketed at a future date.  The impact of declining short-term interest rates helped offset these increases.

Income Taxes

In 2008, federal and state income taxes were $35.7 million for the quarter, an increase of $6.4 million compared to the prior year quarter.  The higher taxes are primarily due to higher pretax income.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of March 31, 2008, the Company has invested approximately $62 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology should position it to comply with reasonable mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or legislation mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

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

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

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

Ohio Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs allow the recovery of costs promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the recovery of the distribution portion of rates from residential and commercial customers based on the level of customer revenues established in VEDO’s last general rate case.

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $5.6 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, biddings its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In March 2008, MISO announced that the Day 3 ancillary services market would begin in September 2008.  The Company has asked the IURC to approve its participation in Day 3 and to approve recovery of costs associated therewith.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Impact of Recently Issued Accounting Guidance

SFAS 157

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except as it applies to those nonfinancial assets and nonfinancial liabilities.  FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually).  This FSP deferred the effective date of Statement 157 for those items to fiscal years beginning after November 15, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard impacts how other fair value based GAAP is applied.  The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Disclosures impacted by SFAS 157 are included in Note 12 to the consolidated financial statements.  The adoption of the remaining components of SFAS 157 on January 1, 2009 is also not expected to be material on the Company’s financial position, results of operations or cash flows.

SFAS 159

Also on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not choose to apply the option provided in SFAS 159 to any of its eligible items; therefore, its adoption did not have any impact on the Company’s financial statements or results of operations.

SFAS 141 (Revised 2007)

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 141R on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial statements and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements.  Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2008, totaled $825 million and $136 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  Utility Holdings’ operations have historically funded almost all of Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2007.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 50% and 51% of long-term capitalization at March 31, 2008, and December 31, 2007, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to increased levels of forecasted capital expenditures, the Company may require additional permanent financing.  The Company expects to receive proceeds from Vectren Corporation settling an equity forward contract as more fully described below.  As of March 31, 2008, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $269.9 million in 2008, compared to $182.0 million in 2007, an increase of $87.9 million.

The increase was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $113.8 million increased $20.2 million, compared to $93.6 million in 2007.  Working capital changes generated cash of $149.0 million in 2008 compared to cash generated of $85.7 million in 2007.  The primary drivers of the increase in working capital related to the timing of tax payments and an increase in liabilities to replace gas withdrawn from storage to serve customer demand during the peak heating season months.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in dividends over the periods presented, and changes in short-term borrowings.  Financing activities used cash of $202.9 million in 2008, compared to $140.4 million in 2007.  The increase is primarily due to the repayment of short-term borrowings using the increased operating cash flow.  In 2008, Utility Holdings issued $125 million of senior unsecured securities and used those proceeds to refinance certain capital projects originally financed with short-term borrowings.  Also, during the first quarter of 2008, the Company mitigated its exposure to auction rate debt markets.  These transactions are more fully described below.

Utility Holdings Debt Issuance
In March 2008, Utility Holdings issued $125 million in 6.25 percent senior unsecured notes due April 1, 2039 (2039 Notes) at par.  The 2039 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest and is shown as a retirement of debt in the consolidated statement of cash flows.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.3 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

Investing Cash Flow

Cash flow required for investing activities was flat period over period, using cash of $57.6 million and $57.9 million in the three months ended March 31, 2008 and 2007, respectively.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At March 31, 2008, the Company has $520 million of short-term borrowing capacity, of which approximately $384 million is available.

Potential Capital Contributions from Vectren

Equity Forward
As of March 31, 2008, Vectren has access to approximately $126 million in proceeds generated from an SEC-registered equity offering of its common stock.  Vectren executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed Vectren to price the offering under market conditions existing at that time.  The offering proceeds, when and if received, are expected to be contributed to Utility Holdings and used to permanently finance its subsidiaries’ primarily electric utility capital expenditures.  The equity forward must be settled prior to February 28, 2009.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.

Potential Uses of Liquidity

Planned Capital Expenditures

Capital expenditures for the remainder of 2008 are estimated to be approximately $250 million.

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
•
Costs, fines, penalties and other effects of legal and administrative proceedings, settlements, investigations, and claims, including, but not limited to, such matters involving compliance with state and federal laws and interpretations of these laws.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Utility Holdings 2007 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

The Company’s risk factors have not changed from the information set forth in Item 1A Risk Factors included in the Utility Holdings 2007 Form 10-K and are therefore not presented herein.

ITEM 6.  EXHIBITS

Exhibits and Certifications

Exhibits

4.1   Sixth Supplemental Indenture, dated March 10, 2008, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas & Electric Company, Vectren Energy Delivery of Ohio, Inc., and

        U.S. Bank Trust National Association (Filed and designated in Form 8-K, dated March 12, 2008, File No. 1-15467, as Exhibit 4.1)

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

                                            VECTREN UTILITY HOLDINGS, INC.
Registrant

May 9, 2008	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)