Form 10-Q
period 2008-06-30
VECTREN UTILITY HOLDINGS INC
filed 2008-08-08
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2008
Class	Number of Shares	Date

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	OCC: Ohio Office of the Consumer Counselor
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	SFAS: Statement of Financial Accounting Standards
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash & cash equivalents	$8.2	$11.7
Accounts receivable - less reserves of $5.0 &
$2.7, respectively	102.3	137.1
Receivables due from other Vectren companies	0.4	17.9
Accrued unbilled revenues	38.9	140.6
Inventories	113.3	134.9
Recoverable fuel & natural gas costs	17.7	-
Prepayments & other current assets	76.8	93.3
Total current assets	357.6	535.5

Utility Plant
Original cost	4,169.9	4,062.9
Less: accumulated depreciation & amortization	1,569.3	1,523.2
Net utility plant	2,600.6	2,539.7

Investments in unconsolidated affiliates	0.2	0.2
Other investments	25.7	24.7
Nonutility property - net	178.5	176.2
Goodwill	205.0	205.0
Regulatory assets	145.3	151.7
Other assets	8.8	10.7
TOTAL ASSETS	$3,521.7	$3,643.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2008	2007

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$102.9	$138.7
Accounts payable to affiliated companies	68.1	66.9
Payables to other Vectren companies	24.2	34.2
Refundable fuel & natural gas costs	12.7	27.2
Accrued liabilities	161.1	138.9
Short-term borrowings	46.2	385.9
Total current liabilities	415.2	791.8
Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,146.2	1,062.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	304.4	286.9
Regulatory liabilities	310.7	307.2
Deferred credits & other liabilities	104.9	104.8
Total deferred credits & other liabilities	720.0	698.9
Commitments & Contingencies (Notes 10 - 12)
Common Shareholder's Equity
Common stock (no par value)	763.0	638.2
Retained earnings	477.1	451.9
Accumulated other comprehensive income	0.2	0.3
Total common shareholder's equity	1,240.3	1,090.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,521.7	$3,643.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES
Gas utility	$224.9	$191.9	$858.5	$776.0
Electric utility	127.2	109.9	254.4	218.0
Other	0.6	0.5	1.2	0.9
Total operating revenues	352.7	302.3	1,114.1	994.9

OPERATING EXPENSES
Cost of gas	143.8	114.6	605.8	539.1
Cost of fuel & purchased power	48.5	38.4	94.5	79.0
Other operating	74.5	65.6	148.5	132.8
Depreciation & amortization	40.9	39.8	81.6	79.0
Taxes other than income taxes	13.9	14.1	40.1	38.3
Total operating expenses	321.6	272.5	970.5	868.2

OPERATING INCOME	31.1	29.8	143.6	126.7

OTHER INCOME - NET	2.2	2.2	4.2	4.9
INTEREST EXPENSE	19.1	18.6	39.9	38.0

INCOME BEFORE INCOME TAXES	14.2	13.4	107.9	93.6

INCOME TAXES	5.4	5.4	41.1	34.7

NET INCOME	$8.8	$8.0	$66.8	$58.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66.8	$58.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	81.6	79.0
Deferred income taxes & investment tax credits	17.9	(2.2)
Expense portion of pension & postretirement periodic benefit cost	1.3	2.1
Provision for uncollectible acccounts	8.0	8.2
Other non-cash charges - net	5.5	1.8
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	146.0	113.1
Inventories	20.7	31.2
Recoverable/refundable fuel & natural gas costs	(32.3)	6.9
Prepayments & other current assets	15.4	16.0
Accounts payable, including to Vectren companies
& affiliated companies	(40.5)	(101.1)
Accrued liabilities	28.8	7.4
Changes in noncurrent assets	4.9	(9.6)
Changes in noncurrent liabilities	(6.6)	(5.7)
Net cash flows from operating activities	317.5	206.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Capital contribution from Vectren	124.9	-
Long term debt, net of issuance costs	171.1	-
Requirements for:
Dividends to parent	(41.6)	(38.3)
Retirement of long-term debt, including premiums paid	(103.3)	-
Net change in short-term borrowings	(339.7)	(55.1)
Net cash flows from financing activities	(188.6)	(93.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.4	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(132.0)	(137.9)
Other investing activities	(0.8)	-
Net cash flows from investing activities	(132.4)	(137.8)
Net change in cash & cash equivalents	(3.5)	(25.2)
Cash & cash equivalents at beginning of period	11.7	28.5
Cash & cash equivalents at end of period	$8.2	$3.3

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The Company believes that the information in this report reflects normal and recurring adjustments necessary to fairly state the results of the interim periods reported.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, filed with the Securities and Exchange Commission February 28, 2008 on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which $46 million is outstanding at June 30, 2008, and Utility Holdings’ $825 million unsecured senior notes outstanding at June 30, 2008.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Article 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.

Condensed Consolidating Balance Sheet as of June 30, 2008 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.4	$2.8	$-	$8.2
Accounts receivable - less reserves	102.2	0.1	-	102.3
Receivables due from other Vectren companies	26.0	98.6	(124.2)	0.4
Accrued unbilled revenues	38.9	-	-	38.9
Inventories	113.2	0.1	-	113.3
Recoverable fuel & natural gas costs	17.7	-	-	17.7
Prepayments & other current assets	74.8	9.6	(7.6)	76.8
Total current assets	378.2	111.2	(131.8)	357.6
Utility Plant
Original cost	4,169.9	-	-	4,169.9
Less: accumulated depreciation & amortization	1,569.3	-	-	1,569.3
Net utility plant	2,600.6	-	-	2,600.6
Investments in consolidated subsidiaries	-	1,165.0	(1,165.0)	-
Notes receivable from consolidated subsidiaries	-	700.2	(700.2)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	20.0	5.7	-	25.7
Nonutility property - net	4.4	174.1	-	178.5
Goodwill	205.0	-	-	205.0
Regulatory assets	119.5	25.8	-	145.3
Other assets	12.3	0.3	(3.8)	8.8
TOTAL ASSETS	$3,340.2	$2,182.3	$(2,000.8)	$3,521.7
LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$97.8	$5.1	$-	$102.9
Accounts payable to affiliated companies	68.1	-	-	68.1
Payables to other Vectren companies	39.7	-	(15.5)	24.2
Refundable fuel & natural gas costs	12.7	-	-	12.7
Accrued liabilities	156.5	12.2	(7.6)	161.1
Short-term borrowings	0.6	45.6	-	46.2
Short-term borrowings from
other Vectren companies	82.9	25.8	(108.7)	-
Total current liabilities	458.3	88.7	(131.8)	415.2
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	323.0	823.2	-	1,146.2
Long-term debt due to Utility Holdings	700.2	-	(700.2)	-
Total long-term debt - net	1,023.2	823.2	(700.2)	1,146.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	286.3	18.1	-	304.4
Regulatory liabilities	305.6	5.1	-	310.7
Deferred credits & other liabilities	101.8	6.9	(3.8)	104.9
Total deferred credits & other liabilities	693.7	30.1	(3.8)	720.0
Common Shareholder's Equity
Common stock (no par value)	776.3	763.0	(776.3)	763.0
Retained earnings	388.5	477.1	(388.5)	477.1
Accumulated other comprehensive income	0.2	0.2	(0.2)	0.2
Total common shareholder's equity	1,165.0	1,240.3	(1,165.0)	1,240.3
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,340.2	$2,182.3	$(2,000.8)	$3,521.7

Condensed Consolidating Balance Sheet as of December 31, 2007 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$6.5	$5.2	$-	$11.7
Accounts receivable - less reserves	136.3	0.8	-	137.1
Receivables due from other Vectren companies	0.1	276.6	(258.8)	17.9
Accrued unbilled revenues	140.6	-	-	140.6
Inventories	133.8	1.1	-	134.9
Recoverable fuel & natural gas costs	-	-	-	-
Prepayments & other current assets	87.3	10.5	(4.5)	93.3
Total current assets	504.6	294.2	(263.3)	535.5
Utility Plant
Original cost	4,062.9	-	-	4,062.9
Less: accumulated depreciation & amortization	1,523.2	-	-	1,523.2
Net utility plant	2,539.7	-	-	2,539.7
Investments in consolidated subsidiaries	-	1,147.0	(1,147.0)	-
Notes receivable from consolidated subsidiaries	-	589.4	(589.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.9	5.8	-	24.7
Nonutility property - net	4.8	171.4	-	176.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	130.3	21.4	-	151.7
Other assets	14.8	0.5	(4.6)	10.7
TOTAL ASSETS	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$132.6	$6.1	$-	$138.7
Accounts payable to affiliated companies	66.9	-	-	66.9
Payables to other Vectren companies	49.6	0.1	(15.5)	34.2
Refundable fuel & natural gas costs	27.2	-	-	27.2
Accrued liabilities	123.4	20.0	(4.5)	138.9
Short-term borrowings	-	385.9	-	385.9
Short-term borrowings from
other Vectren companies	243.3	-	(243.3)	-
Current maturities of long-term debt	-	-	-	-
Long-term debt subject to tender	-	-	-	-
Total current liabilities	643.0	412.1	(263.3)	791.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	364.2	698.4	-	1,062.6
Long-term debt due to VUHI	589.4	-	(589.4)	-
Total long-term debt - net	953.6	698.4	(589.4)	1,062.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	270.0	16.9	-	286.9
Regulatory liabilities	301.8	5.4	-	307.2
Deferred credits & other liabilities	102.9	6.5	(4.6)	104.8
Total deferred credits & other liabilities	674.7	28.8	(4.6)	698.9
Cumulative, Redeemable Preferred Stock of a Subsidiary	-	-	-	-
Common Shareholder's Equity
Common stock (no par value)	776.3	638.2	(776.3)	638.2
Retained earnings	370.4	451.9	(370.4)	451.9
Accumulated other comprehensive income	0.3	0.3	(0.3)	0.3
Total common shareholder's equity	1,147.0	1,090.4	(1,147.0)	1,090.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,418.3	$2,229.7	$(2,004.3)	$3,643.7

Condensed Consolidating Statement of Income for the three months ended June 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$224.9	$-	$-	224.9
Electric utility	127.2	-	-	127.2
Other	-	$11.7	(11.1)	0.6
Total operating revenues	352.1	11.7	(11.1)	352.7
OPERATING EXPENSES
Cost of gas	143.8	-	-	143.8
Cost of fuel & purchased power	48.5	-	-	48.5
Other operating	86.4	(1.0)	(10.9)	74.5
Depreciation & amortization	35.4	5.4	0.1	40.9
Taxes other than income taxes	13.6	0.3	-	13.9
Total operating expenses	327.7	4.7	(10.8)	321.6
OPERATING INCOME	24.4	7.0	(0.3)	31.1
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	5.0	(5.0)	-
Other income (expense) – net	1.7	12.5	(12.0)	2.2
Total other income (expense) - net	1.7	17.5	(17.0)	2.2
Interest expense	17.7	13.7	(12.3)	19.1
INCOME BEFORE INCOME TAXES	8.4	10.8	(5.0)	14.2
Income taxes	3.4	2.0	-	5.4
NET INCOME	$5.0	$8.8	$(5.0)	$8.8

Condensed Consolidating Statement of Income for the three months ended June 30, 2007 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$191.9	$-	$-	$191.9
Electric utility	109.9	-	-	109.9
Other	-	10.5	(10.0)	0.5
Total operating revenues	301.8	10.5	(10.0)	302.3
OPERATING EXPENSES
Cost of gas	114.6	-	-	114.6
Cost of fuel & purchased power	38.4	-	-	38.4
Other operating	74.9	-	(9.3)	65.6
Depreciation & amortization	34.1	5.7	-	39.8
Taxes other than income taxes	13.8	0.3	-	14.1
Total operating expenses	275.8	6.0	(9.3)	272.5
OPERATING INCOME	26.0	4.5	(0.7)	29.8
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	6.8	(6.8)	-
Other income (expense) – net	1.8	10.6	(10.2)	2.2
Total other income (expense) - net	1.8	17.4	(17.0)	2.2
Interest expense	16.3	13.2	(10.9)	18.6
INCOME BEFORE INCOME TAXES	11.5	8.7	(6.8)	13.4
Income taxes	4.7	0.7	-	5.4
NET INCOME	$6.8	$8.0	$(6.8)	$8.0

Condensed Consolidating Statement of Income for the six months ended June 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$858.5	$-	$-	$858.5
Electric utility	254.4	-	-	254.4
Other	-	23.4	(22.2)	1.2
Total operating revenues	1,112.9	23.4	(22.2)	1,114.1
OPERATING EXPENSES
Cost of gas	605.8	-	-	605.8
Cost of fuel & purchased power	94.5	-	-	94.5
Other operating	171.1	(1.0)	(21.6)	148.5
Depreciation & amortization	70.6	10.8	0.2	81.6
Taxes other than income taxes	39.4	0.6	0.1	40.1
Total operating expenses	981.4	10.4	(21.3)	970.5
OPERATING INCOME	131.5	13.0	(0.9)	143.6
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	59.8	(59.8)	-
Other income (expense) – net	2.8	24.6	(23.2)	4.2
Total other income (expense) - net	2.8	84.4	(83.0)	4.2
Interest expense	35.8	28.2	(24.1)	39.9
INCOME BEFORE INCOME TAXES	98.5	69.2	(59.8)	107.9
Income taxes	38.7	2.4	-	41.1
NET INCOME	$59.8	$66.8	$(59.8)	$66.8

Condensed Consolidating Statement of Income for the six months ended June 30, 2007 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$776.0	$-	$-	$776.0
Electric utility	218.0	-	-	218.0
Other	-	20.2	(19.3)	0.9
Total operating revenues	994.0	20.2	(19.3)	994.9
OPERATING EXPENSES
Cost of gas	539.1	-	-	539.1
Cost of fuel & purchased power	79.0	-	-	79.0
Other operating	149.8	-	(17.0)	132.8
Depreciation & amortization	67.4	11.6	-	79.0
Taxes other than income taxes	37.7	0.6	-	38.3
Total operating expenses	873.0	12.2	(17.0)	868.2
OPERATING INCOME	121.0	8.0	(2.3)	126.7
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	55.5	(55.5)	-
Other income (expense) – net	2.8	21.4	(19.3)	4.9
Total other income (expense) - net	2.8	76.9	(74.8)	4.9
Interest expense	32.9	26.7	(21.6)	38.0
INCOME BEFORE INCOME TAXES	90.9	58.2	(55.5)	93.6
Income taxes	35.4	(0.7)	-	34.7
NET INCOME	$55.5	$58.9	$(55.5)	$58.9

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ 251.5	$ 66.0	$ -	$ 317.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Capital contribution from Vectren	-	124.9	-	124.9
Long-term debt, net of issuance costs	171.1	111.1	(111.1)	171.1
Requirements for:
Dividends to parent	(41.6)	(41.6)	41.6	(41.6)
Retirement of long-term debt, including premiums paid	(103.3)	(0.3)	0.3	(103.3)
Net change in short-term borrowings, including to other
Vectren companies	(159.7)	(314.5)	134.5	(339.7)
Net cash flows from financing activities	(133.5)	(120.4)	65.3	(188.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	41.6	(41.6)	-
Other investing activities	0.3	0.1	-	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(118.6)	(13.4)	-	(132.0)
Other investing activities	(0.8)	-	-	(0.8)
Net change in notes receivable to other Vectren companies	-	23.7	(23.7)	-
Net cash flows from investing activities	(119.1)	52.0	(65.3)	(132.4)
Net change in cash & cash equivalents	(1.1)	(2.4)	-	(3.5)
Cash & cash equivalents at beginning of period	6.5	5.2	-	11.7
Cash & cash equivalents at end of period	$ 5.4	$ 2.8	$ -	$ 8.2

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2007 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ 170.5	$ 35.5	$ -	$ 206.0

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(38.3)	(38.3)	38.3	(38.3)
Net change in short-term borrowings	(13.1)	(32.7)	(9.3)	(55.1)
Net cash flows from financing activities	(51.4)	(71.0)	29.0	(93.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from consolidated subsidiary distributions	-	38.3	(38.3)	-
Proceeds from other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(122.0)	(15.9)	-	(137.9)
Net change in notes receivable to other Vectren companies	-	(9.3)	9.3	-
Net cash flows from investing activities	(122.0)	13.2	(29.0)	(137.8)
Net decrease in cash & cash equivalents	(2.9)	(22.3)		(25.2)
Cash & cash equivalents at beginning of period	5.7	22.8		28.5
Cash & cash equivalents at end of period	$ 2.8	$ 0.5	$ -	$ 3.3

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $7.2 million and $6.7 million, respectively for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, these taxes totaled $26.7 million and $24.7 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	8.8	8.0	66.8	58.9
Cash flow hedges
Reclassifications to net income	(0.1)	(0.2)	(0.3)	(0.6)
Income tax benefit	-	0.1	0.1	0.2
Total comprehensive income	$8.7	$7.9	$66.6	$58.5

6.	Transactions with Other Vectren Companies

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are based on cost.  Utility Holdings received corporate allocations totaling $23.8 million and $21.8 million for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, Utility Holdings received corporate allocations totaling $47.2 million and $42.3 million, respectively.

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation.  The Company has priced the coal consistent with letter agreements with the OUCC regarding the price of coal that is charged by Fuels to SIGECO.  Amounts paid for such purchases for the three months ended June 30, 2008 and 2007 totaled $31.7 million and $29.1 million, respectively.  For the six months ended June 30, 2008 and 2007 amounts paid for such purchases totaled $59.7 million and $56.1 million, respectively.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller) performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Amounts paid by Utility Holdings and its subsidiaries for the three months ended June 30, 2008 and 2007, totaled $7.3 million and $7.9 million, respectively.  Amounts paid for the six months ended June 30, 2008 and 2007, totaled $16.8 million and $11.5 million, respectively.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2008 and 2007 totaled $189.0 million and $137.8 million, respectively, and for the six months ended June 30, 2008 and 2007 totaled $395.6 million and $341.3 million.  Amounts owed to ProLiance at June 30, 2008 and December 31, 2007 for those purchases were $68.1 million and $66.9 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  The Company purchased approximately 74 percent and 71 percent of its gas through ProLiance during the quarters ended June 30, 2008 and 2007, respectively.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each Indiana utility which have been approved by the IURC through 2011.  ProLiance no longer provides portfolio administration services to the Ohio operations.

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

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

9.	Capital Contribution from Vectren

On June 27, 2008, Vectren physically settled an equity forward agreement associated with a 2007 public offering of its common stock.  Vectren transferred net proceeds of approximately $124.9 million to Utility Holdings, and Utility Holdings used the proceeds to repay short-term debt obligations incurred primarily to fund its capital expenditure program.  The proceeds received were recorded as an increase to Common Stock in Common Shareholder’s Equity and are presented in the Statement of Cash Flows as a financing activity.

10.	Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.	Environmental Matters

Clean Air Act Initiatives
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  At this time it is uncertain how this decision will affect Indiana’s implementation plans for those regulations.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted by these decisions; however, most of the these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of June 30, 2008, the Company has invested approximately $73 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.

Climate Change
There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  The most prominent of these proposals is the Lieberman-Warner climate change bill, which mandates a cap on greenhouse gas emissions beginning in 2012 and the auctioning and subsequent trading of allowances among those that emit greenhouse gases.  The Senate was unable to end debate of Lieberman-Warner bill, and therefore it was removed from the 2008 calendar.  The Company anticipates continuing federal legislative efforts modeled on either the Lieberman-Warner cap and trade proposal or a carbon tax.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature debated, but did not pass, renewable energy portfolio standards in 2007.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  USEPA has recently released its Advanced Notice of Proposed Rulemaking in which the agency is soliciting comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with the Lieberman-Warner climate change bill.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices. Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers. Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

12.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and a return on equity (ROE) of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 319,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extend the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The PUCO Staff issued its report on the case on June 16, 2008, and recommended a revenue increase of $10.7 million to $12.6 million and was generally supportive the Company’s rate design and a bare steel and cast iron capital replacement program proposals.  A hearing before the PUCO is scheduled to begin in mid August, 2008 and the Company anticipates an order from the PUCO in late 2008.

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

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

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $6.9 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.  It is expected that resolution of this matter will be addressed coincident with the Company’s base rate proceeding currently in progress.

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

13.	Fair Value Measurements

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsquently, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company  adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact Vectren’s financial position, results of operations or cash flows.  The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

Utility Holdings measures certain financial instruments, primarily derivatives, at fair value on a recurring basis.  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed in-house, which reflect what a market participant would use to determine fair value.

The fair value of financial assets and liabilities was determined using the following inputs at June 30, 2008:
					Fair Value at
	As of June 30, 2008				December 31,
In millions	Fair Value	Level 1	Level 2	Level 3	2007

Derivative assets/(liabilities):
Regulated gas supply contracts	$0.6	$0.6	$-	$-	$-
Interest rate related contracts	-	-	-	-	(8.9)
Other	-	-	-	-	2.6

Included in:
Prepayments and other current assets	$0.6	$0.6	$-	$-	$2.6
Accrued liabilities	-	-	-	-	8.9

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

14.	Segment Reporting

The Company’s operations consist of the regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale marketing operations.  The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and wholesale marketing operations.  In total, regulated operations supply natural gas and /or electricity to over one million customers.  In total, the Company has three operating segments as defined by SFAS 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Revenues
Gas Utility Services	$224.9	$191.9	$858.5	$776.0
Electric Utility Services	127.2	109.9	254.4	218.0
Other Operations	11.7	10.5	23.4	20.2
Eliminations	(11.1)	(10.0)	(22.2)	(19.3)
Consolidated Revenues	$352.7	$302.3	$1,114.1	$994.9

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(1.9)	$(3.4)	$40.4	$34.5
Electric Utility Services	6.8	10.3	19.4	21.0
Other Operations	3.9	1.1	7.0	3.4
Total Net Income	$8.8	$8.0	$66.8	$58.9

15.	Impact of Recently Issued Accounting Guidance

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

SFAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on consolidated financial position and results of operations.

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

In 2008, the Utility Holdings’ earnings for the quarter ended June 30, 2008 were $8.8 million compared to $8.0 million in 2007 and $66.8 million for the six months ended June 30, 2008 compared to $58.9 million in 2007. The 10 percent quarter over quarter increase and 13 percent year to date increase in utility earnings is due primarily to base rate changes in the Indiana service territories, and increased earnings from wholesale operations.  Increases were offset somewhat by the continued ramp up of operating costs that result from increased maintenance and reliability costs contemplated in the base rate cases.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the impact of weather on margin experienced during the second quarter of 2008 to be $0.2 million favorable compared to 30-year normal temperatures and $2.2 million unfavorable compared to the prior year.  Year to date, management estimates the impact of weather on margin to be $0.6 million favorable compared to normal and $0.8 million unfavorable compared to the prior year.  The after tax impact from weather is approximately $1.3 million and $.5 million respectively, unfavorable when compared to the prior year periods.

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

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Gas utility revenues	$224.9	$191.9	$858.5	$776.0
Cost of gas	143.8	114.6	605.8	539.1
Total gas utility margin	$81.1	$77.3	$252.7	$236.9
Margin attributed to:
Residential & commercial customers	$65.4	$63.6	$216.3	$203.9
Industrial customers	11.1	10.0	27.8	25.7
Other	4.6	3.7	8.6	7.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	12.5	13.9	70.3	68.7
Industrial customers	20.4	18.1	49.1	44.5
Total sold & transported volumes	32.9	32.0	119.4	113.2

For the three and six months ended June 30, 2008, gas utility margins were $81.1 million and $252.7 million, respectively, an increase of $3.8 million quarter over quarter and $15.8 million year over year.  Margin increases associated with the Vectren North base rate increase, effective February 14, 2008, were $2.5 million during the quarter and $5.2 million year over year.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $0.9 million during the quarter and $3.5 million year over year.  Year to date 2008, Ohio weather was 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $1.6 million compared to 2007.  Operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $0.6 million in the quarter and $4.0 million year over year.  The remaining year to date variance is primarily related to lost margin recovery mechanisms.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2008, was $10.07 compared to $8.50 in 2007.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Electric utility revenues	$127.2	$109.9	$254.4	$218.0
Cost of fuel & purchased power	48.5	38.4	94.5	79.0
Total electric utility margin	$78.7	$71.5	$159.9	$139.0
Margin attributed to:
Residential & commercial customers	$50.0	$43.6	$99.9	$83.4
Industrial customers	20.6	18.3	39.3	34.8
Municipal & other customers	3.0	5.2	7.5	10.3
Subtotal: retail & firm wholesale	$73.6	$67.1	$146.7	$128.5
Asset optimization	$5.1	$4.4	$13.2	$10.5
Electric volumes sold in GWh attributed to:
Residential & commercial customers	646.6	705.4	1,361.8	1,403.3
Industrial customers	639.8	676.7	1,240.5	1,303.7
Municipal & other	17.4	156.3	54.0	291.4
Total retail & firm wholesale volumes sold	1,303.8	1,538.4	2,656.3	2,998.4

Retail Margin
Electric retail and firm wholesale utility margins were $73.6 million and $146.7 million for the three and six months ended June 30, 2008, increases over the prior year periods of $6.5 million and $18.2 million, respectively.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $8.3 million during the quarter and $19.2 million year over year when netted with municipal contracts there were allowed to expire.  Management estimates the year over year decreases in usage by residential and commercial customers due to weather to be $2.6 million in quarter and $2.4 million year over year.  The remaining year to date increase is primarily attributable to pricing, including $0.7 million in recovery of pollution control investments and other items.

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

Following is a reconciliation of Wholesale Power Marketing activity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Off-system sales	$3.1	$3.5	$10.3	$8.8
Transmission system sales	2.0	0.9	2.9	1.7
Total wholesale power marketing	$5.1	$4.4	$13.2	$10.5

For the three and six months ended June 30, 2008, wholesale power marketing margins were $5.1 million and $13.2 million, representing increases of $0.7 million and $2.7 million, compared to 2007.  Of the quarterly and year to date increases, $1.1 million and $1.2 million, respectively, relate to higher transmission revenues.  Beginning in June 2008, the Company started receiving returns from the MISO on projects constructed by the company in its service territory that benefit reliability throughout the MISO footprint, and these returns are the primary reason for the increases.

During the quarter, margin from wholesale power sales retained by the Company decreased $0.4 million, but has increased $1.5 million year to date.  During both the three and six months ended, the Company experienced higher wholesale power marketing margins due to the increase in off peak volumes available for sale off system and increases in wholesale prices.  The base rate case effective August 17, 2007, requires that wholesale power profit earned above or below $10.5 million be shared equally with customers, and 2008 results reflect the impact of that sharing.  Year to date off-system sales totaled 726.7 GWh in 2008, compared to 447.6 GWh in 2007.

Operating Expenses

Other Operating Expenses
For the three and six months ended June 30, 2008, other operating expenses were $74.5 million and $148.5 million, which represent increases of $8.9 million and $15.7 million, compared to 2007.  Costs in 2008 resulting from increased maintenance and other activities contemplated in rate cases, including amortization of prior deferred costs, totaled $11.9 million in the quarter and $16.4 million year over year.  Operating costs that are directly recovered in utility margin increased $0.2 million in the quarter and $2.3 million year over year.  Cost associated with performance compensation and other items partially offset these increases.

Depreciation & Amortization
For the three and six months ended June 30, 2008, depreciation expense was $40.9 million and $81.6 million, which represents increases of $1.1 million and $2.6 million compared to 2007.  The increases relate to the addition of plant and the amortization in 2008 associated with prior electric demand side management costs pursuant to the August 15, 2007, electric base rate order.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2008, taxes other than income taxes were $13.9 million and $40.1 million, which represent a decrease of $0.2 million in the quarter and a $1.8 million increase year over year, compared to 2007.  The year to date increase is primarily due to increased revenues.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter and $4.2 million year to date.  Results are generally flat quarter over quarter and have decreased $0.7 million year to date compared to last year.  The year to date decrease is attributable to lower amounts of capitalized interest on utility plant.

Interest Expense

For the three and six months ended June 30, 2008, interest expense was $19.1 million and $39.9 million, which represents increases of $0.5 million and $1.9 million compared to 2007.  The year to date increase reflects higher average short term debt balances and the increases in both periods reflect the impact of long term financing transactions completed during the first quarter of 2008 including the issuance of $125 million in senior unsecured notes at 6.25% due in 2039 and the short term refinancing of approximately $103 million of auction rate mode debt.  Of that amount, $62 million was remarketed in March 2008 at fixed interest rates and the remaining $41 million will be remarketed at a future date.  The impact of declining short-term interest rates helped offset these increases.

Income Taxes

Federal and state income taxes were $5.4 million for the quarter and $41.1 million year to date.  The year to date increase of $6.4 million compared to the prior year is due primarily to higher pretax income.

Environmental Matters

Clean Air Act Initiatives

In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  At this time it is uncertain how this decision will affect Indiana’s implementation plans for those regulations.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted by these decisions; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of June 30, 2008, the Company has invested approximately $73 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.

Climate Change

Vectren is committed to responsible environmental stewardship and conservation efforts as demonstrated by its proactive approach to balancing environmental and customer needs. While scientific uncertainties exist and the debate surrounding global climate change is ongoing, the growing understanding of the science of climate change would suggest a strong potential for adverse economic and social consequences should world-wide carbon dioxide (CO2) and other greenhouse gas emissions continue at present levels.

The need to reduce CO2 and other greenhouse gas emissions, yet provide affordable energy requires thoughtful balance. For these reasons, Vectren supports a national climate change policy with the following elements:

•	An inclusive scope that involves all sectors of the economy and sources of greenhouse gases, and recognizes early actions and investments made to mitigate greenhouse gas emissions;
•	Provisions for enhanced use of renewable energy sources as a supplement to base load coal generation including effective energy conservation, demand side management and generation efficiency measures;
•
A flexible market-based cap and trade approach with zero cost allowance allocations to coal-fired electric generators.  The approach should have a properly designed economic safety valve in order to reduce or eliminate extreme price spikes and potential price volatility. A long lead time must be included to align nearer-term technology capabilities and expanded generation efficiency and other enhanced renewable strategies, ensuring that generation sources will rely less on natural gas to meet short term carbon reduction requirements.  This new regime should allow for adequate resource and generation planning and remove existing impediments to efficiency enhancements posed by the current New Source Review provisions of the Clean Air Act;

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas.

Current Initiatives to Increase Conservation and Reduce Emissions

The Company is committed to its policy on climate change and conservation. Evidence of this commitment includes:
•	Focusing Vectren’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Recently executing a 20 year contract to purchase 30MW of wind energy generated by a wind farm in Benton County, Indiana;
•	Implementing the Conservation Connection initiative in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles, and optimizing generation efficiencies;

Legislative Actions and Other Climate Change Initiatives

There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  The most prominent of these proposals is the Lieberman-Warner climate change bill, which mandates a cap on greenhouse gas emissions beginning in 2012 and the auctioning and subsequent trading of allowances among those that emit greenhouse gases.  The Senate was unable to end debate of Lieberman-Warner bill, and therefore it was removed from the 2008 calendar.  The Company anticipates continuing federal legislative efforts modeled on either the Lieberman-Warner cap and trade proposal or a carbon tax.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature debated, but did not pass, renewable energy portfolio standards in 2007.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  USEPA has recently released its Advanced Notice of Proposed Rulemaking in which the agency is soliciting comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.

Impact of Legislative Actions and Other Initiatives is Unknown

If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with the Lieberman-Warner climate change bill.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance costs estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and a return on equity (ROE) of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing

In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 319,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extend the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The PUCO Staff issued its report on the case on June 16, 2008 and recommended a revenue increase of $10.7 million to $12.6 million and was generally supportive the Company’s rate design and a bare steel and cast iron capital replacement program proposals.  A hearing before the PUCO is scheduled to begin in mid August, 2008 and the Company anticipates an order from the PUCO in late 2008.

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

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

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $6.9 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.  It is expected that resolution of this matter will be addressed coincident with the Company’s base rate proceeding currently in progress.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard impacts how other fair value based GAAP is applied.  The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Disclosures impacted by SFAS 157 are included in Note 13 to the consolidated financial statements.  The adoption of the remaining components of SFAS 157 on January 1, 2009 is also not expected to be material on the Company’s financial position, results of operations or cash flows.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements.  Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2008, totaled $825 million and $46 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2007.  A security rating reflects only the view of a rating agency and is not a recommendation to buy, sell, or hold securities.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides circumstances warrant that change.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 52 percent and 51 percent of long-term capitalization at June 30, 2008, and December 31, 2007, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.  However, due to the level of forecasted capital expenditures, the Company may require additional permanent financing.  Recently, the Company received a capital contribution from Vectren and issued new long-term debt.  Both of these matters are more fully described below.  As of June 30, 2008, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $317.5 million in 2008, compared to $206.0 million in 2007, an increase of $111.5 million.

The increase was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $181.1 million increased $33.3 million, compared to $147.8 million in 2007.  Working capital changes generated cash of $138.1 million in 2008 compared to cash generated of $73.5 million in 2007.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects until they are financed on a long-term basis.

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in dividends over the periods presented, and changes in short-term borrowings.  Financing activities used cash of $188.6 million in 2008, compared to $93.4 million in 2007.  The increase is primarily due to the repayment of short-term borrowings using the increased operating cash flow.  In addition, In 2008, Utility Holdings issued $125 million of senior unsecured securities and received $124.9 million capital contribution from Vectren.  Those proceeds were used to refinance certain capital projects originally financed with short-term borrowings.  Also, during the first quarter of 2008, the Company mitigated its exposure to auction rate debt markets.  These transactions are more fully described below.

Capital Contribution from Vectren
On June 27, 2008, Vectren physically settled an equity forward agreement associated with a 2007 public offering of its common stock.  Vectren transferred net proceeds of approximately $124.9 million to Utility Holdings, and Utility Holdings used the proceeds to repay short-term debt obligations incurred primarily to fund its capital expenditure program.  The proceeds received were recorded as an increase to Common Stock in Common Shareholder’s Equity and are presented in the Statement of Cash Flows as a financing activity.

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

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

Investing Cash Flow

Cash flow required for investing activities decreased period over period, using cash of $132.4 million and $137.8 million in the six months ended June 30, 2008 and 2007, respectively.  The decrease is primarily due to the timing of capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At June 30, 2008, the Company has $520 million of short-term borrowing capacity, of which approximately $474 million is available.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.

Potential Uses of Liquidity

Planned Capital Expenditures

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2008 are estimated to approximate $160 million.

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

•
Changes in or additions to  federal, state or local legislative requirements, such as changes in or additions to tax laws or rates, environmental laws, including laws governing greenhouse gases, mandates of sources of renewable energy, and other regulations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

   VECTREN UTILITY HOLDINGS, INC.
                  Registrant

August 8, 2008	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)