Form 10-Q
period 2009-03-31
VECTREN UTILITY HOLDINGS INC
filed 2009-05-07
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

One Vectren Square, Evansville, IN 47708
(Address of principal executive offices)
(Zip Code)

812-491-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
□ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ❒                                                                                                                  Accelerated filer ❒

Non-accelerated filer ☒ (Do not check if a smaller reporting company)                                        Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2009
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

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
MISO: Midwest Independent System Operator

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2009	2008

ASSETS

Current Assets
Cash & cash equivalents	$13.9	$52.5
Accounts receivable - less reserves of $4.7 &
$4.5, respectively	155.8	164.0
Receivables due from other Vectren companies	0.9	4.7
Accrued unbilled revenues	67.7	167.2
Inventories	71.4	84.6
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	25.8	103.1
Total current assets	335.5	579.2

Utility Plant
Original cost	4,411.2	4,335.3
Less: accumulated depreciation & amortization	1,642.7	1,615.0
Net utility plant	2,768.5	2,720.3

Investments in unconsolidated affiliates	0.2	0.2
Other investments	25.0	24.1
Nonutility property - net	180.7	182.4
Goodwill - net	205.0	205.0
Regulatory assets	102.2	115.7
Other assets	5.0	11.2
TOTAL ASSETS	$3,622.1	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2009	2008

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$86.5	$212.5
Accounts payable to affiliated companies	34.4	72.8
Payables to other Vectren companies	38.0	69.0
Refundable fuel & natural gas costs	25.7	4.1
Accrued liabilities	180.2	147.7
Short-term borrowings	33.1	191.9
Long-term debt subject to tender	80.0	80.0
Total current liabilities	477.9	778.0

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,105.9	1,065.1

Deferred Income Taxes & Other Liabilities
Deferred income taxes	340.4	332.1
Regulatory liabilities	318.2	315.1
Deferred credits & other liabilities	101.3	104.9
Total deferred credits & other liabilities	759.9	752.1

Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	763.0	763.0
Retained earnings	515.3	479.8
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,278.4	1,242.9

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,622.1	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES
Gas utility	$527.4	$633.6
Electric utility	125.0	127.2
Other	0.4	0.6
Total operating revenues	652.8	761.4

OPERATING EXPENSES
Cost of gas sold	354.6	462.0
Cost of fuel & purchased power	47.0	46.0
Other operating	79.3	74.0
Depreciation & amortization	43.9	40.7
Taxes other than income taxes	22.8	26.2
Total operating expenses	547.6	648.9

OPERATING INCOME	105.2	112.5

OTHER INCOME - NET	1.5	2.0

INTEREST EXPENSE	18.7	20.8

INCOME BEFORE INCOME TAXES	88.0	93.7

INCOME TAXES	31.8	35.7

NET INCOME	$56.2	$58.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56.2	$58.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	43.9	40.7
Deferred income taxes & investment tax credits	7.7	8.9
Expense portion of pension & postretirement periodic benefit cost	1.0	0.6
Provision for uncollectible accounts	4.0	4.6
Other non-cash charges - net	3.7	1.0
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	107.5	(13.5)
Inventories	13.2	80.4
Recoverable/refundable fuel & natural gas costs	24.7	(3.4)
Prepayments & other current assets	75.7	66.9
Accounts payable, including to Vectren companies
& affiliated companies	(190.7)	(69.9)
Accrued liabilities	32.8	88.5
Changes in noncurrent assets	16.9	7.2
Changes in noncurrent liabilities	(8.3)	(0.1)
Net cash flows from operating activities	188.3	269.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	-	-
Proceeds from long term debt	41.0	171.4
Additional capital contribution
Requirements for:
Dividends to parent	(20.7)	(20.8)
Retirement of long-term debt, including premiums paid	(0.6)	(103.2)
Net change in short-term borrowings	(158.8)	(250.3)
Net cash flows from financing activities	(139.1)	(202.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(87.1)	(56.7)
Other investing activities	(0.8)	(1.0)
Net cash flows from investing activities	(87.8)	(57.6)
Net change in cash & cash equivalents	(38.6)	9.4
Cash & cash equivalents at beginning of period	52.5	11.7
Cash & cash equivalents at end of period	$13.9	$21.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Nature of Operations

Vectren Utility Holdings, Inc. (the Company or Utility Holdings), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation’s (Vectren) for three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana and was organized on June 10, 1999.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).

Indiana Gas provides energy delivery services to over 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 317,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which $33 million is outstanding at March 31, 2009, and Utility Holdings’ $823 million unsecured senior notes outstanding at March 31, 2009.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, tax effects, which are calculated on a separate return basis, are recorded at the parent (Utility Holdings) level.

Condensed Consolidating Balance Sheet as of March 31, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$9.5	$4.4	$-	$13.9
Accounts receivable - less reserves	155.4	0.4	-	155.8
Intercompany receivables	88.2	131.6	(219.8)	-
Receivables due from other Vectren companies	0.7	0.2	-	0.9
Accrued unbilled revenues	67.7	-	-	67.7
Inventories	65.7	5.7	-	71.4
Recoverable fuel & natural gas costs	-	-	-	-
Prepayments & other current assets	25.7	31.7	(31.6)	25.8
Total current assets	412.9	174.0	(251.4)	335.5
Utility Plant
Original cost	4,411.2	-	-	4,411.2
Less: accumulated depreciation & amortization	1,642.7	-	-	1,642.7
Net utility plant	2,768.5	-	-	2,768.5
Investments in consolidated subsidiaries	-	1,199.9	(1,199.9)	-
Notes receivable from consolidated subsidiaries	-	698.3	(698.3)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	19.5	5.5	-	25.0
Nonutility property - net	4.3	176.4	-	180.7
Goodwill - net	205.0	-	-	205.0
Regulatory assets	77.3	24.9	-	102.2
Other assets	7.7	0.2	(2.9)	5.0
TOTAL ASSETS	$3,495.4	$2,279.2	$(2,152.5)	$3,622.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$82.1	$4.4	$-	$86.5
Accounts payable to affiliated companies	34.4	-	-	34.4
Intercompany payables	16.1	0.1	(16.2)	-
Payables to other Vectren companies	37.2	0.8	-	38.0
Refundable fuel & natural gas costs	25.7	-	-	25.7
Accrued liabilities	196.4	15.4	(31.6)	180.2
Short-term borrowings	-	33.1	-	33.1
Intercompany short-term borrowings	115.5	88.1	(203.6)	-
Current maturities of long-term debt	-	-	-	-
Long-term debt subject to tender	80.0	-	-	80.0
Total current liabilities	587.4	141.9	(251.4)	477.9
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	284.4	821.5	-	1,105.9
Long-term debt due to VUHI	698.3	-	(698.3)	-
Total long-term debt - net	982.7	821.5	(698.3)	1,105.9
Deferred Income Taxes & Other Liabilities
Deferred income taxes	316.2	24.2	-	340.4
Regulatory liabilities	313.7	4.5	-	318.2
Deferred credits & other liabilities	95.5	8.7	(2.9)	101.3
Total deferred credits & other liabilities	725.4	37.4	(2.9)	759.9
Common Shareholder's Equity
Common stock (no par value)	776.3	763.0	(776.3)	763.0
Retained earnings	423.5	515.3	(423.5)	515.3
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,199.9	1,278.4	(1,199.9)	1,278.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,495.4	$2,279.2	$(2,152.5)	$3,622.1

Condensed Consolidating Balance Sheet as of December 31, 2008 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$9.7	$42.8	$-	$52.5
Accounts receivable - less reserves	163.5	0.5	-	164.0
Intercompany receivables	104.2	275.9	(380.1)	-
Receivables due from other Vectren companies	4.5	0.2	-	4.7
Accrued unbilled revenues	167.2	-	-	167.2
Inventories	78.7	5.9	-	84.6
Recoverable fuel & natural gas costs	3.1	-	-	3.1
Prepayments & other current assets	82.9	38.5	(18.3)	103.1
Total current assets	613.8	363.8	(398.4)	579.2
Utility Plant
Original cost	4,335.3	-	-	4,335.3
Less: accumulated depreciation & amortization	1,615.0	-	-	1,615.0
Net utility plant	2,720.3	-	-	2,720.3
Investments in consolidated subsidiaries	-	1,167.4	(1,167.4)	-
Notes receivable from consolidated subsidiaries	-	698.9	(698.9)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.5	5.6	-	24.1
Nonutility property - net	4.3	178.1	-	182.4
Goodwill - net	205.0	-	-	205.0
Regulatory assets	90.5	25.2	-	115.7
Other assets	14.2	0.2	(3.2)	11.2
TOTAL ASSETS	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$205.5	$7.0	$-	$212.5
Accounts payable to affiliated companies	72.8	-	-	72.8
Intercompany payables	9.5	0.4	(9.9)	-
Payables to other Vectren companies	53.6	15.4	-	69.0
Refundable fuel & natural gas costs	4.1	-	-	4.1
Accrued liabilities	146.4	19.6	(18.3)	147.7
Short-term borrowings	0.4	191.5	-	191.9
Intercompany short-term borrowings	266.3	103.9	(370.2)	-
Long-term debt subject to tender	80.0	-	-	80.0
Total current liabilities	838.6	337.8	(398.4)	778.0
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	243.1	822.0	-	1,065.1
Long-term debt due to VUHI	698.9	-	(698.9)	-
Total long-term debt - net	942.0	822.0	(698.9)	1,065.1
Deferred Income Taxes & Other Liabilities
Deferred income taxes	308.9	23.2	-	332.1
Regulatory liabilities	310.4	4.7	-	315.1
Deferred credits & other liabilities	99.5	8.6	(3.2)	104.9
Total deferred credits & other liabilities	718.8	36.5	(3.2)	752.1
Common Shareholder's Equity
Common stock (no par value)	776.3	763.0	(776.3)	763.0
Retained earnings	391.0	479.8	(391.0)	479.8
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,167.4	1,242.9	(1,167.4)	1,242.9
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

Condensed Consolidating Statement of Income for the three months ended March 31, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$527.4	$-	$-	$527.4
Electric utility	125.0	-	-	125.0
Other	-	10.7	(10.3)	0.4
Total operating revenues	652.4	10.7	(10.3)	652.8
OPERATING EXPENSES
Cost of gas sold	354.6	-	-	354.6
Cost of fuel & purchased power	47.0	-	-	47.0
Other operating	89.3	-	(10.0)	79.3
Depreciation & amortization	37.4	6.4	0.1	43.9
Taxes other than income taxes	22.5	0.3	-	22.8
Total operating expenses	550.8	6.7	(9.9)	547.6
OPERATING INCOME	101.6	4.0	(0.4)	105.2
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	53.1	(53.1)	-
Other income (expense) – net	1.3	12.2	(12.0)	1.5
Total other income (expense)	1.3	65.3	(65.1)	1.5
Interest expense	17.8	13.3	(12.4)	18.7
INCOME BEFORE INCOME TAXES	85.1	56.0	(53.1)	88.0
Income taxes	32.0	(0.2)	-	31.8
NET INCOME	$53.1	$56.2	$(53.1)	$56.2

Condensed Consolidating Statement of Income for the three months ended March 31, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$633.6	$-	$-	$633.6
Electric utility	127.2	-	-	127.2
Other	-	11.7	(11.1)	0.6
Total operating revenues	760.8	11.7	(11.1)	761.4
OPERATING EXPENSES
Cost of gas sold	462.0	-	-	462.0
Cost of fuel & purchased power	46.0	-	-	46.0
Other operating	84.7	-	(10.7)	74.0
Depreciation & amortization	35.2	5.4	0.1	40.7
Taxes other than income taxes	25.8	0.4	-	26.2
Total operating expenses	653.7	5.8	(10.6)	648.9
OPERATING INCOME	107.1	5.9	(0.5)	112.5
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	54.9	(54.9)	-
Other income (expense) – net	1.1	12.1	(11.2)	2.0
Total other income (expense)	1.1	67.0	(66.1)	2.0
Interest expense	18.0	14.5	(11.7)	20.8
INCOME BEFORE INCOME TAXES	90.2	58.4	(54.9)	93.7
Income taxes	35.3	0.4	-	35.7
NET INCOME	$54.9	$58.0	$(54.9)	$58.0

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$198.3	$(10.0)	$-	$188.3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Issuance of common stock	-	-	-	-
Long-term debt - net of issuance costs & hedging proceeds	41.0	-	-	41.0
Requirements for:
Dividends to parent	(20.6)	(20.7)	20.6	(20.7)
Retirement of long-term debt, including premiums paid	(0.6)	(0.6)	0.6	(0.6)
Net change in intercompany short-term borrowings	(150.8)	(15.8)	166.6	-
Net change in short-term borrowings	(0.4)	(158.4)	-	(158.8)
Net cash flows from financing activities	(131.4)	(195.5)	187.8	(139.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	20.6	(20.6)	-
Other investing activities	-	0.6	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(82.1)	(5.0)	-	(87.1)
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	0.6	(0.6)	-
Net change in short-term intercompany notes receivable	15.8	150.8	(166.6)	-
Net cash flows from investing activities	(67.1)	167.6	(187.8)	(87.8)
Net change in cash & cash equivalents	(0.2)	(37.9)	-	(38.6)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$9.5	$4.9	$-	$13.9

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$200.3	$69.6	$-	$269.9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs & hedging proceeds	171.4	111.1	(111.1)	171.4
Requirements for:
Dividends to parent	(20.8)	(20.8)	20.8	(20.8)
Retirement of long-term debt, including premiums paid	(103.2)	-	-	(103.2)
Net change in short-term borrowings, including to other
Vectren companies	(188.7)	(213.4)	151.8	(250.3)
Net cash flows from financing activities	(141.3)	(123.1)	61.5	(202.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	20.8	(20.8)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(49.4)	(7.3)	-	(56.7)
Other investing activities	(1.0)	-	-	(1.0)
Net change in notes receivable to other Vectren companies	-	40.7	(40.7)	-
Net cash flows from investing activities	(50.4)	54.3	(61.5)	(57.6)
Net change in cash & cash equivalents	8.6	0.8	-	9.4
Cash & cash equivalents at beginning of period	6.5	5.2	-	11.7
Cash & cash equivalents at end of period	$15.1	$6.0	$-	$21.1

4.	Comprehensive Income

Comprehensive income consists of the following:
	Three Months Ended March 31,
(In millions)	2009	2008
Net income	$56.2	$58.0
Cash flow hedges
Reclassifications to net income	(0.1)	0.2
Income tax benefit (expense)	0.1	(0.1)
Total comprehensive income	$56.2	$58.1

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $15.8 million and $19.3 in the three months ended March 31, 2009 and 2008, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Transactions with Other Vectren Companies

Vectren Fuels
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts paid for such purchases for the three months ended March 31, 2009 and 2008, totaled $32.8 million and $28.0 million, respectively.  Amounts owed to Vectren Fuels at March 31, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  For the three months ended March 31, 2009 and 2008, fees paid by Utility Holdings and its subsidiaries totaled $9.9 million and $9.5 million, respectively.  Amounts owed to Miller at March 31, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to over 170,000 residential and commercial customers.  This customer base reflects approximately 50,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 40,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  As part of VEDO’s exiting process on October 1, 2008, it transferred its natural gas inventory at book value to its new suppliers, and now purchases natural gas from those suppliers, which include Vectren Source, essentially on demand.

The cost of natural gas inventory purchased by Vectren Source on October 1, 2008 totaled approximately $31.6 million.  During the three months ended March 31, 2009, the Company purchased natural gas from Vectren Source totaling approximately $18.8 million.  Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at March 31, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  Utility Holdings received corporate allocations totaling $19.6 million and $23.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2009 and 2008 totaled $165.3 million and $206.7 million, respectively.  Amounts owed to ProLiance at March 31, 2009 and December 31, 2008, for those purchases were $34.4 million and $72.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

8.	2009 Long-Term Debt Transactions

Post March 31, 2009 Utility Holdings Debt Issuance
On April 7, 2009, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors purchased from Utility Holdings $100 million in 6.28 percent senior unsecured notes due April 7, 2020 (2020 Notes).  The 2020 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The proceeds from the sale of the 2020 Notes and net of issuance costs totaled approximately $99.3 million.  Since this issuance occurred after March 31, 2009, its impact is not reflected in the consolidated balance sheet.

The 2020 Notes have no sinking fund requirements, and interest payments are due semi-annually.  The 2020 Notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in Utility Holdings $515 million short-term credit facility.

SIGECO 2009 Debt Issuance
On March 26, 2009, SIGECO remarketed the remaining $41.3 million of long-term debt held in treasury at December 31, 2008, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees approximated 1 percent.

9.	Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

10.	Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009.  Utilization of the Company’s inventory of NOx and SO2 allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  It is possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.  It is also possible that the USEPA will promulgate a revised mercury regulation in 2009.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through March 31, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change
There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  These proposals generally involve either: 1) a “cap and trade” approach where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases or 2) a carbon tax.  Most proposed legislation also includes a federal renewable energy portfolio standard.  Currently no legislation has passed either house of Congress.   However, The U.S. House of Representatives is currently debating a comprehensive energy bill proposal that includes a carbon cap and trade program, a federal renewable portfolio standard, and utility energy efficiency targets.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, its legislature debated, but did not pass, a renewable energy portfolio standard.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has also proposed a significant new mandatory greenhouse gas emissions registry.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $22.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2009 and December 31, 2008, approximately $6.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

11.	Rate & Regulatory Matters

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

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

MISO
Since 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.  Since April 1, 2005, the Company has been an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is only occasionally in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $12.9 million and $21.4 million in the three months ended March 31, 2009 and 2008 respectively.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.1 million for the three months March 31, 2009.

Vectren South Electric Lost Margin Recovery Filing
In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  In April of 2009, all filings were completed, and the Company would expect an IURC decision to occur during 2009.

12.	Derivatives

Adoption of SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 describes enhanced disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  The Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in SFAS 161 on January 1, 2009.

Accounting Policy for Derivatives
The Company occasionally executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk.  The Company accounts for its derivative contracts in accordance with SFAS 133, “Accounting for Derivatives” and its related amendments and interpretations.  In most cases, SFAS 133 requires a derivative to be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale (NPNS), it is exempted from mark-to-market accounting.  Most energy contracts executed by the Company are subject to the NPNS exclusion.  Such energy contracts include real time and day ahead purchase and sale contracts with the MISO, natural gas purchases from ProLiance and others, and wind farm and other electric generating capacity contracts.

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions identified in SFAS 133, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked-to-market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts where internal models are used calculate fair values that impact the financial statements.

Derivative Use in Risk Mitigation Strategies
Following is a more detailed discussion of activities where the Company may use derivatives to mitigate risk.

Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale SO2 emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At March 31, 2009, a deferred gain of approximately $0.1 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  As of and for the periods reported in these financial statements, ending values and activity relating to emission allowance derivatives affecting the statements of income and cash flows were not significant.

Natural Gas Procurement Risk Management
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment and other mechanisms.  Although regulated operations are exposed to limited commodity price risk, volatile natural gas prices can still have negative economic impacts, including higher interest costs.  The Company may mitigate these economic risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

As of and for the periods reported in these financial statements, ending values and activity relating to natural gas procurement derivatives affecting the statements of income and cash flows were not significant.

Interest Rate Risk Management
The Company is exposed to interest rate risk associated with its borrowing arrangements.  Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense.  The Company has used interest rate swaps and treasury locks to hedge forecasted debt issuances and other interest rate swaps to manage interest rate exposure.

As of March 31, 2009 and December 31, 2008, no interest rate swaps were outstanding.  Related to derivative instruments associated with completed debts issuances, an approximate $7.8 million net regulatory asset remains at March 31, 2009. In the three months ended March 31, 2009 and 2008, $0.1 million was reclassified as a decrease to interest expense.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

Credit Features
Master agreements in place with certain counterparties contain provisions involving the Company’s credit ratings.  If ratings were to fall below investment grade, counterparties to these arrangements could request immediate payment or demand immediate and ongoing full overnight collateralization on net liability positions.  Currently, there are no significant derivative-like instruments outstanding impacted by credit contingent features.

13.	Fair Value Measurements

Financial assets and liabilities and certain nonfinancial assets and liabilities that are revalued at fair value on a recurring basis are valued and disclosed in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.  For the balance sheet dates presented in these financial statements, other than $40 million invested in money market funds and included in Cash and cash equivalents as of December 31, 2008, the Company had no material assets or liabilities recorded at fair value outstanding, and none outstanding valued using Level 3 inputs.  The money market investments were valued using Level 1 inputs, and none were outstanding at March 31, 2009.

On January 1, 2009, the Company adopted the provisions of SFAS 157 as they relate to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

14.	Impact of Other Newly Adopted and Newly Issued Accounting Principles

SFAS 141R
On January 1, 2009, the Company adopted SFAS No. 141, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

EITF 08-05
On January 1, 2009, the Company adopted EITF Issue No. 08-5, “Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  EITF 08-5 also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of March 31, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated, the Company’s valuation techniques will change materially at a result of the adoption of EITF 08-5.

FASB Staff Position (FSP) 142-3
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP No. 142-3 as of January 1, 2009 and such adoption did not have a material impact on the consolidated financial statements.

FASB Staff Positions on Fair Value Accounting and Disclosure

In April 2009 the FASB released FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1) to require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.

An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities described in FASB Statement 115.

The Company will adopt these FSP’s for its 2009 second quarter reporting.  It is not expected the impact of adoption will be material to its cash flows, operations, or financial condition, but will impact interim period fair value disclosures.

15.	Segment Reporting

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

Information related to the Company’s business segments is summarized below:
	Three Months Ended March 31,
(In millions)	2009	2008
Revenues
Gas Utility Services	$527.4	$633.6
Electric Utility Services	125.0	127.2
Other Operations	10.7	11.7
Eliminations	(10.3)	(11.1)
Consolidated Revenues	$652.8	$761.4

Profitability Measure - Net Income
Gas Utility Services	$41.2	$42.3
Electric Utility Services	11.9	12.6
Other Operations	3.1	3.1
Total Net Income	$56.2	$58.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Utility Holdings, Inc. (the Company or Utility Holdings), an Indiana corporation, was formed on March 31, 200 to serve as the intermediate holding company for Vectren Corporation’s (Vectren) for three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana and was organized on June 10, 1999.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).

Indiana Gas provides energy delivery services to over 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 317,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2008 annual report filed on Form 10-K.

In 2009, earnings were $56.2 million compared to $58.0 million in 2008, a decrease of $1.8 million.  The decrease resulted primarily from lower customer usage and from wholesale power sales, both of which have been impacted by the recession.  Increased revenues associated with regulatory initiatives and lower interest costs partially offset these declines.

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas have been volatile.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since 2006.  SIGECO’s natural gas territory has an NTA since 2005 and lost margin recovery since 2007.  The Ohio service territory had lost margin recovery since 2006.  The Ohio lost margin recovery mechanism ended when new base rates went into effect in February 2009.  This mechanism was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which will be fully phased in February 2010, will eventually mitigate most weather risk in Ohio.  SIGECO’s electric service territory has neither NTA nor lost margin recovery mechanisms.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and perhaps even plant closures or bankruptcies.  While no one industrial customer comprises 10 percent of consolidated margin, the top five industrial electric customers comprise approximately 11 percent of electric utility margin in the three months ended March 31, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.

Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, costs associated with exiting the merchant function and to perform riser replacement in Ohio, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, MISO transmission revenues and costs, as well as the gas cost component of bad debt expense based on historical experience and unaccounted for gas.  Unaccounted for gas is also tracked in the Ohio service territory.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment and regional transmission investments are also tracked.

Electric wholesale activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)

Gas Utility margin and throughput by customer type follows:
	Three Months Ended March 31,
(In millions)	2009	2008

Gas utility revenues	$527.4	$633.6
Cost of gas sold	354.6	462.0
Total gas utility margin	$172.8	$171.6
Margin attributed to:
Residential & commercial customers	$152.6	$150.9
Industrial customers	15.1	16.5
Other	5.1	4.2
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	52.6	57.8
Industrial customers	24.1	28.7
Total sold & transported volumes	76.7	86.5

For the quarter ended March 31, 2009, gas utility margins were $172.8 million, increasing $1.2 million over the prior year.  Margin increases associated with regulatory initiatives including the full impact of the Vectren North base rate increase effective in February 14, 2008 and the Vectren Ohio base rate increase effective February 22, 2009, were $3.5 million.  Increases were offset by impacts of the recession, including an estimated $1.9 million decrease in industrial customer margin and slightly lower residential and commercial customer counts, which decreased margin approximately $0.6 million.  The impact of operating costs, including revenue and usage taxes, recovered in margin was generally flat year over year and reflects lower revenue taxes offset by higher pass through operating expenses.  The average cost per dekatherm of gas purchased for the three months ended March 31, 2009, was $7.39 compared to $9.44 in 2008.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)

Electric Utility margin and volumes sold by customer type follows:
	Three Months Ended March 31,
(In millions)	2009	2008

Electric utility revenues	$125.0	$127.2
Cost of fuel & purchased power	47.0	46.0
Total electric utility margin	$78.0	$81.2
Margin attributed to:
Residential & commercial customers	$52.5	$51.3
Industrial customers	19.1	20.2
Other customers	0.7	1.6
Subtotal: retail & firm wholesale	$72.3	$73.1
Wholesale power marketing	$5.7	$8.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	671.6	715.2
Industrial customers	509.0	600.7
Other customers	5.1	36.6
Total retail & firm wholesale volumes sold	1,185.7	1,352.5

Retail Margin
Electric retail and firm wholesale utility margins were $72.3 million for the three months ended March 31, 2009, a decrease over the prior year of $0.8 million.  Increased margin associated with returns on pollution control investments totaled $0.5 million; margin associated with tracked costs such as recovery of pollution control and MISO operating expenses increased $2.6 million.  Management estimates other usage declines associated with the weak economy to have decreased margin approximately $1.4 million for residential and commercial customers and $2.0 million for industrial customers.

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

Further detail of Wholesale activity follows:
	Three months ended March 31,
(In millions)	2009	2008
Off-system sales	$2.7	$7.2
Transmission system sales	3.0	0.9
Total wholesale power marketing	$5.7	$8.1

For the quarter ended March 31, 2009, total wholesale margins were $5.7 million, representing a decrease of $2.4 million, compared to 2008.

During 2009, margin from off-system sales retained by the Company decreased $4.5 million compared to 2008.  The Company experienced lower wholesale power marketing margins due to lower wholesale prices, coupled with increasing coal costs.  Off-system sales totaled 341.6 GWh in 2009, compared to 463.4 GWh in 2008.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Beginning in June 2008, the Company began earning a return on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  Margin associated with these projects totaled $2.1 million in 2009.

Operating Expenses

Other Operating Expenses
For the three months ended March 31, 2009, other operating expenses were $79.3 million, an increase of $5.3 million, compared to 2008.  Substantially all of the increase results from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio bad debts, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  Other operating costs were generally flat.

Depreciation & Amortization
Depreciation expense was $43.9 million for the quarter, an increase of $3.2 million compared to 2008.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009 for which depreciation totaling $1.1 million is directly recovered in electric utility margin.

Taxes Other Than Income Taxes
Taxes other than income taxes were $22.8 million for the quarter, a decrease of $3.4 million compared to the prior year quarter.  The decrease is attributable to lower utility receipts, excise, and usage taxes caused principally by lower gas prices and is tracked in revenues.

Other Income-Net

Other-net reflects income of $1.5 million for the quarter, a decrease of $0.5 million compared to the prior year quarter.  The decrease is primarily attributable to lower capitalization of funds used during construction as a result of lower borrowing costs.

Interest Expense

Interest expense was $18.7 million for the quarter, a decrease of $2.1 million compared to the prior year quarter.  The decrease reflects lower short-term interest rates and lower average short-term debt balances.

Income Taxes

In 2009, federal and state income taxes were $31.8 million for the quarter, a decrease of $3.9 million compared to the prior year quarter.  The lower taxes are primarily due to lower pretax income.

Environmental Matters
Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009.  Utilization of the Company’s inventory of NOx and SO2 allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  It is possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.  It is also possible that the USEPA will promulgate a revised mercury regulation in 2009.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through March 31, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas.

Current Initiatives to Increase Conservation and Reduce Emissions

The Company is committed to its policy on climate change and conservation. Evidence of this commitment includes:
•	Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Recently executing long-term contracts to purchase 80MW of wind energy generated by wind farms in Benton County, Indiana;
•	Evaluating other renewable energy projects to complement base load coal fired generation in advance of mandated renewable energy portfolio standards;
•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles, and optimizing generation efficiencies;

Legislative Actions and Other Climate Change Initiatives

There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  These proposals generally involve either: 1) a “cap and trade” approach where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases or 2) a carbon tax.  Most proposed legislation also includes a federal renewable energy portfolio standard.  Currently no legislation has passed either house of Congress.   However, The U.S. House of Representatives is currently debating a comprehensive energy bill proposal that includes a carbon cap and trade program, a federal renewable portfolio standard, and utility energy efficiency targets.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, its legislature debated, but did not pass, a renewable energy portfolio standard.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has also proposed a significant new mandatory greenhouse gas emissions registry.

Impact of Legislative Actions and Other Initiatives is Unknown

If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances and energy efficiency targets, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $22.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2009 and December 31, 2008, approximately $6.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is only occasionally in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $12.9 million and $21.4 million in the three months ended March 31, 2009 and 2008, respectively.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.1 million for the three months March 31, 2009.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $70 million, as of March 31, 2009, the Company has invested approximately $4.6 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Vectren South Electric Lost Margin Recovery Filing

In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  In April of 2009, all filings were completed, and the Company would expect an IURC decision to occur during 2009.

Impact of Recently Issued Accounting Guidance

SFAS 157

On January 1, 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157) as they relate to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

SFAS 161

On January 1, 2009, the Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 describes enhanced disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  These disclosures are included in Note 12 to the consolidated condensed financial statements.

SFAS 141R

On January 1, 2009, the Company adopted SFAS No. 141, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

EITF 08-05

On January 1, 2009, the Company adopted EITF Issue No. 08-5, “Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  EITF 08-5 also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of March 31, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated, the Company’s valuation techniques will change materially at a result of the adoption of EITF 08-5.

FASB Staff Position (FSP) 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP No. 142-3 as of January 1, 2009 and such adoption did not have a material impact on the consolidated financial statements.

FASB Staff Positions on Fair Value Accounting and Disclosure

In April 2009 the FASB released FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1) to require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.

An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities described in FASB Statement 115.

The Company will adopt these FSP’s for its 2009 second quarter reporting.  It is not expected the impact of adoption will be material to its cash flows, operations, or financial condition, but will impact interim period fair value disclosures.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of Vectren’s utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2009 approximated $823 million and $33 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2008.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 52 percent of long-term capitalization at both March 31, 2009 and December 31, 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

As of March 31, 2009, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed during this period of credit market volatility.  Over the last twelve months, the Company has restored its short-term borrowing capacity with the completion of several long-term financing transactions including the issuance of long-term debt in both 2008 and 2009 and the receipt of an equity contribution from Vectren in 2008.  The liquidity provided by these transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and debt security redemptions.

Regarding debt redemptions, they are insignificant for the remainder of 2009 and 2010. In addition, holders of certain debt instruments have the one-time option to put $80 million of debt to the Company during the remainder of 2009 and $10 million in 2010.

Long-term debt transactions completed in 2009 include a $100 million issuance by Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt.  These transactions are more fully described below.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2009, the Company had $520 million of short-term borrowing capacity.  As reduced by outstanding letters of credit, approximately $445 million was available.  Of the $520 million capacity, $515 million is available through November, 2010.

Historically, the Company has funded its short-term borrowing needs through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.   In addition, the Company increased its cash investments by approximately $40 million during the fourth quarter of 2008.  This cash position was liquidated in January 2009 based upon improvements in the short-term debt and commercial paper markets.  This liquidation resulted in an increase to the available short-term debt capacity.

Post March 31, 2009 Utility Holdings Debt Issuance

On April 7, 2009, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors purchased from Utility Holdings $100 million in 6.28 percent senior unsecured notes due April 7, 2020 (2020 Notes).  The 2020 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The proceeds from the sale of the 2020 Notes and net of issuance costs totaled approximately $99.3 million.

The 2020 Notes have no sinking fund requirements, and interest payments are due semi-annually.  The 2020 Notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage restrictions contained in Utility Holdings’ $515 million short-term credit facility.

As this issuance occurred after March 31, 2009, its impact of increasing available short-term capacity and increasing cash on hand is not reflected in the consolidated balance sheet at March 31, 2009.

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

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $160 to $180 million for the remainder of 2009.

Pension and Postretirement Funding Obligations

Due to the recent significant asset value declines experienced by Vectren’s pension plan trusts, asset values for qualified plans as of December 31, 2008 were approximately 61 percent of the projected benefit obligation. In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of $25 to $30 million in 2009.  Under current market conditions, Vectren expects funding a lesser level in 2010.  A portion of this funding may be provided by Utility Holdings.   Through March 31, 2009, approximately $4.6 million in contributions were made, of which $3.3 million was funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $188.3 million in 2009, compared to $269.9 million in 2008, a decrease of $81.6 million.  The decrease was primarily due to changes in working capital.  This unfavorable change in working capital principally results from changes in the timing of natural gas inventory sales and purchases due to exiting the merchant function in the Ohio service territory in October of 2008.

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

Net cash flow required for financing activities was $139.1 million in 2009, compared to $202.9 million in 2008.  The decreased cash required for financing activities during 2009 compared to 2008 reflects lower operating cash flow available to repay short-term borrowings.

SIGECO 2009 Debt Issuance
On March 26, 2009, SIGECO remarketed the remaining $41.3 million of long-term debt held in treasury at December 31, 2008, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees approximated 1 percent.

Investing Cash Flow

Cash flow required for investing activities was $87.8 million in 2009 and $57.6 million in 2008. Approximately $20 million of increase results from increased capital expenditures attributable to the January 2009 ice storm.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995).  The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.  Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements.  Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management.  When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”, “likely”, and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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
•
Economic conditions surrounding the current recession, which may be more prolonged and more severe than cyclical downturns, including significantly lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; decreases in demand for natural gas, and electricity; impacts on both gas and electric large customers; lower residential and commercial customer counts; and  higher operating expenses;

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2008 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdigs 2008 Form 10-K and are therefore not presented herein.

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1    Note Purchase Agreement, dated April 7, 2009, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein. (Filed and designated in Form 8-K dated April 7, 2009 File No. 1-15467, as Exhibit 4.5)
12     Ratio of Earnings to Fixed Charges

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 7, 2009	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)