Form 10-Q
period 2009-06-30
VECTREN UTILITY HOLDINGS INC
filed 2009-08-10
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-16739

VECTREN UTILITY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-2104850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Vectren Square, Evansville, IN 47708
(Address of principal executive offices)
(Zip Code)

812-491-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  o Yes   o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
oYes  oNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer o                                                                                                                  Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)                                  Smaller reporting company   o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
oYes    o No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	_____10_____	July 31, 2009
Class	Number of Shares	Date

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
MISO: Midwest Independent System Operator

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash & cash equivalents	$52.0	$52.5
Accounts receivable - less reserves of $6.8 &
$4.5, respectively	81.4	164.0
Receivables due from other Vectren companies	0.4	4.7
Accrued unbilled revenues	37.2	167.2
Inventories	76.7	84.6
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	42.4	103.1
Total current assets	290.1	579.2

Utility Plant
Original cost	4,467.5	4,335.3
Less: accumulated depreciation & amortization	1,660.7	1,615.0
Net utility plant	2,806.8	2,720.3

Investments in unconsolidated affiliates	0.2	0.2
Other investments	26.6	24.1
Nonutility property - net	178.6	182.4
Goodwill - net	205.0	205.0
Regulatory assets	109.6	115.7
Other assets	4.1	11.2
TOTAL ASSETS	$3,621.0	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2009	2008

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$73.7	$212.5
Accounts payable to affiliated companies	23.1	72.8
Payables to other Vectren companies	31.9	69.0
Refundable fuel & natural gas costs	27.5	4.1
Accrued liabilities	139.6	147.7
Short-term borrowings	2.3	191.9
Long-term debt subject to tender	10.0	80.0
Total current liabilities	308.1	778.0

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,275.0	1,065.1

Deferred Income Taxes & Other Liabilities
Deferred income taxes	353.4	332.1
Regulatory liabilities	319.7	315.1
Deferred credits & other liabilities	96.2	104.9
Total deferred credits & other liabilities	769.3	752.1

Commitments & Contingencies (Notes 9 - 11)

Common Shareholder's Equity
Common stock (no par value)	767.2	763.0
Retained earnings	501.3	479.8
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,268.6	1,242.9

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,621.0	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$139.1	$224.9	$666.5	$858.5
Electric utility	132.7	127.2	257.7	254.4
Other	0.4	0.6	0.8	1.2
Total operating revenues	272.2	352.7	925.0	1,114.1

OPERATING EXPENSES
Cost of gas sold	58.0	143.8	412.6	605.8
Cost of fuel & purchased power	50.3	48.5	97.3	94.5
Other operating	78.7	74.5	158.0	148.5
Depreciation & amortization	45.0	40.9	88.9	81.6
Taxes other than income taxes	12.6	13.9	35.4	40.1
Total operating expenses	244.6	321.6	792.2	970.5

OPERATING INCOME	27.6	31.1	132.8	143.6

OTHER INCOME - NET	2.5	2.2	4.0	4.2

INTEREST EXPENSE	20.0	19.1	38.7	39.9

INCOME BEFORE INCOME TAXES	10.1	14.2	98.1	107.9

INCOME TAXES	3.5	5.4	35.3	41.1

NET INCOME	$6.6	$8.8	$62.8	$66.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 62.8	$ 66.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	88.9	81.6
Deferred income taxes & investment tax credits	20.1	17.9
Expense portion of pension & postretirement periodic benefit cost	1.0	1.3
Provision for uncollectible accounts	8.9	8.0
Other non-cash charges - net	5.2	5.5
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	208.0	146.0
Inventories	7.9	20.7
Recoverable/refundable fuel & natural gas costs	26.5	(32.3)
Prepayments & other current assets	58.8	15.4
Accounts payable, including to Vectren companies
& affiliated companies	(216.6)	(40.5)
Accrued liabilities	(6.8)	28.8
Changes in noncurrent assets	7.0	4.9
Changes in noncurrent liabilities	(21.3)	(6.6)
Net cash flows from operating activities	250.4	317.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from long term debt	140.1	171.1
Additional capital contribution from parent	4.2	124.9
Requirements for:
Dividends to parent	(41.2)	(41.6)
Retirement of long-term debt, including premiums paid	(1.6)	(103.3)
Net change in short-term borrowings	(189.6)	(339.7)
Net cash flows from financing activities	(88.1)	(188.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(162.1)	(132.0)
Other investing activities	(0.8)	(0.8)
Net cash flows from investing activities	(162.8)	(132.4)
Net change in cash & cash equivalents	(0.5)	(3.5)
Cash & cash equivalents at beginning of period	52.5	11.7
Cash & cash equivalents at end of period	$52.0	$8.2

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through August 10, 2009, the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which none were outstanding at June 30, 2009, and Utility Holdings’ $922 million unsecured senior notes outstanding at June 30, 2009.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, tax effects, which are calculated on a separate return basis, are recorded at the parent (Utility Holdings) level.
Condensed Consolidating Balance Sheet as of June 30, 2009 (in millions):

Condensed Consolidating Balance Sheet as of June 30, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$7.6	$44.4	$-	$52.0
Accounts receivable - less reserves	81.2	0.2	-	81.4
Intercompany receivables	68.3	80.1	(148.4)	-
Receivables due from other Vectren companies	0.2	0.2	-	0.4
Accrued unbilled revenues	37.2	-	-	37.2
Inventories	71.3	5.4	-	76.7
Prepayments & other current assets	36.2	13.0	(6.8)	42.4
Total current assets	302.0	143.3	(155.2)	290.1
Utility Plant
Original cost	4,467.5	-	-	4,467.5
Less: accumulated depreciation & amortization	1,660.7	-	-	1,660.7
Net utility plant	2,806.8	-	-	2,806.8
Investments in consolidated subsidiaries	-	1,188.4	(1,188.4)	-
Notes receivable from consolidated subsidiaries	-	771.8	(771.8)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	21.1	5.5	-	26.6
Nonutility property - net	4.0	174.6	-	178.6
Goodwill - net	205.0	-	-	205.0
Regulatory assets	84.5	25.1	-	109.6
Other assets	6.5	0.1	(2.5)	4.1
TOTAL ASSETS	$3,430.1	$2,308.8	$(2,117.9)	$3,621.0

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$69.4	$4.3	$-	$73.7
Accounts payable to affiliated companies	23.1	-	-	23.1
Intercompany payables	13.2	-	(13.2)	-
Payables to other Vectren companies	31.9	-	-	31.9
Refundable fuel & natural gas costs	27.5	-	-	27.5
Accrued liabilities	131.4	15.0	(6.8)	139.6
Short-term borrowings	2.3	-	-	2.3
Intercompany short-term borrowings	66.9	68.3	(135.2)	-
Long-term debt subject to tender	10.0	-	-	10.0
Total current liabilities	375.7	87.6	(155.2)	308.1
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	354.5	920.5	-	1,275.0
Long-term debt due to VUHI	771.8	-	(771.8)	-
Total long-term debt - net	1,126.3	920.5	(771.8)	1,275.0
Deferred Income Taxes & Other Liabilities
Deferred income taxes	328.4	25.0	-	353.4
Regulatory liabilities	315.3	4.4	-	319.7
Deferred credits & other liabilities	96.0	2.7	(2.5)	96.2
Total deferred credits & other liabilities	739.7	32.1	(2.5)	769.3
Common Shareholder's Equity
Common stock (no par value)	780.4	767.2	(780.4)	767.2
Retained earnings	407.9	501.3	(407.9)	501.3
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,188.4	1,268.6	(1,188.4)	1,268.6

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,430.1	$2,308.8	$(2,117.9)	$3,621.0

Condensed Consolidating Balance Sheet as of December 31, 2008 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$9.7	$42.8	$-	$52.5
Accounts receivable - less reserves	163.5	0.5	-	164.0
Intercompany receivables	104.2	275.9	(380.1)	-
Receivables due from other Vectren companies	4.5	0.2	-	4.7
Accrued unbilled revenues	167.2	-	-	167.2
Inventories	78.7	5.9	-	84.6
Recoverable fuel & natural gas costs	3.1	-	-	3.1
Prepayments & other current assets	82.9	38.5	(18.3)	103.1
Total current assets	613.8	363.8	(398.4)	579.2
Utility Plant
Original cost	4,335.3	-	-	4,335.3
Less: accumulated depreciation & amortization	1,615.0	-	-	1,615.0
Net utility plant	2,720.3	-	-	2,720.3
Investments in consolidated subsidiaries	-	1,167.4	(1,167.4)	-
Notes receivable from consolidated subsidiaries	-	698.9	(698.9)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.5	5.6	-	24.1
Nonutility property - net	4.3	178.1	-	182.4
Goodwill - net	205.0	-	-	205.0
Regulatory assets	90.5	25.2	-	115.7
Other assets	14.2	0.2	(3.2)	11.2
TOTAL ASSETS	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$205.5	$7.0	$-	$212.5
Accounts payable to affiliated companies	72.8	-	-	72.8
Intercompany payables	9.5	0.4	(9.9)	-
Payables to other Vectren companies	53.6	15.4	-	69.0
Refundable fuel & natural gas costs	4.1	-	-	4.1
Accrued liabilities	146.4	19.6	(18.3)	147.7
Short-term borrowings	0.4	191.5	-	191.9
Intercompany short-term borrowings	266.3	103.9	(370.2)	-
Long-term debt subject to tender	80.0	-	-	80.0
Total current liabilities	838.6	337.8	(398.4)	778.0
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	243.1	822.0	-	1,065.1
Long-term debt due to VUHI	698.9	-	(698.9)	-
Total long-term debt - net	942.0	822.0	(698.9)	1,065.1
Deferred Income Taxes & Other Liabilities
Deferred income taxes	308.9	23.2	-	332.1
Regulatory liabilities	310.4	4.7	-	315.1
Deferred credits & other liabilities	99.5	8.6	(3.2)	104.9
Total deferred credits & other liabilities	718.8	36.5	(3.2)	752.1
Common Shareholder's Equity
Common stock (no par value)	776.3	763.0	(776.3)	763.0
Retained earnings	391.0	479.8	(391.0)	479.8
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,167.4	1,242.9	(1,167.4)	1,242.9

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

Condensed Consolidating Statement of Income for the three months ended June 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$139.1	$-	$-	139.1
Electric utility	132.7	-	-	132.7
Other	-	$10.7	(10.3)	0.4
Total operating revenues	271.8	10.7	(10.3)	272.2
OPERATING EXPENSES
Cost of gas	58.0	-	-	58.0
Cost of fuel & purchased power	50.3	-	-	50.3
Other operating	88.8	-	(10.1)	78.7
Depreciation & amortization	38.5	6.5	-	45.0
Taxes other than income taxes	12.3	0.3	-	12.6
Total operating expenses	247.9	6.8	(10.1)	244.6
OPERATING INCOME	23.9	3.9	(0.2)	27.6
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	5.0	(5.0)	-
Other income (expense) – net	2.2	12.7	(12.4)	2.5
Total other income (expense) - net	2.2	17.7	(17.4)	2.5
Interest expense	18.4	14.2	(12.6)	20.0
INCOME BEFORE INCOME TAXES	7.7	7.4	(5.0)	10.1
Income taxes	2.7	0.8	-	3.5
NET INCOME	$5.0	$6.6	$(5.0)	$6.6

Condensed Consolidating Statement of Income for the three months ended June 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$224.9	$-	$-	224.9
Electric utility	127.2	-	-	127.2
Other	-	$11.7	(11.1)	0.6
Total operating revenues	352.1	11.7	(11.1)	352.7
OPERATING EXPENSES
Cost of gas	143.8	-	-	143.8
Cost of fuel & purchased power	48.5	-	-	48.5
Other operating	86.4	(1.0)	(10.9)	74.5
Depreciation & amortization	35.4	5.4	0.1	40.9
Taxes other than income taxes	13.6	0.3	-	13.9
Total operating expenses	327.7	4.7	(10.8)	321.6
OPERATING INCOME	24.4	7.0	(0.3)	31.1
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	5.0	(5.0)	-
Other income (expense) – net	1.7	12.5	(12.0)	2.2
Total other income (expense) - net	1.7	17.5	(17.0)	2.2
Interest expense	17.7	13.7	(12.3)	19.1
INCOME BEFORE INCOME TAXES	8.4	10.8	(5.0)	14.2
Income taxes	3.4	2.0	-	5.4
NET INCOME	$5.0	$8.8	$(5.0)	$8.8

Condensed Consolidating Statement of Income for the six months ended June 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$666.5	$-	$-	$666.5
Electric utility	257.7	-	-	257.7
Other	-	21.4	(20.6)	0.8
Total operating revenues	924.2	21.4	(20.6)	925.0
OPERATING EXPENSES
Cost of gas sold	412.6	-	-	412.6
Cost of fuel & purchased power	97.3	-	-	97.3
Other operating	178.1	-	(20.1)	158.0
Depreciation & amortization	75.9	13.0	-	88.9
Taxes other than income taxes	34.8	0.6	-	35.4
Total operating expenses	798.7	13.6	(20.1)	792.2
OPERATING INCOME	125.5	7.8	(0.5)	132.8
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	58.0	(58.0)	-
Other income (expense) – net	3.5	25.2	(24.7)	4.0
Total other income (expense)	3.5	83.2	(82.7)	4.0
Interest expense	36.3	27.6	(25.2)	38.7
INCOME BEFORE INCOME TAXES	92.7	63.4	(58.0)	98.1
Income taxes	34.7	0.6	-	35.3
NET INCOME	$58.0	$62.8	$(58.0)	$62.8

Condensed Consolidating Statement of Income for the six months ended June 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$858.5	$-	$-	$858.5
Electric utility	254.4	-	-	254.4
Other	-	23.4	(22.2)	1.2
Total operating revenues	1,112.9	23.4	(22.2)	1,114.1
OPERATING EXPENSES
Cost of gas	605.8	-	-	605.8
Cost of fuel & purchased power	94.5	-	-	94.5
Other operating	171.1	(1.0)	(21.6)	148.5
Depreciation & amortization	70.6	10.8	0.2	81.6
Taxes other than income taxes	39.4	0.6	0.1	40.1
Total operating expenses	981.4	10.4	(21.3)	970.5
OPERATING INCOME	131.5	13.0	(0.9)	143.6
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	59.8	(59.8)	-
Other income (expense) – net	2.8	24.6	(23.2)	4.2
Total other income (expense) - net	2.8	84.4	(83.0)	4.2
Interest expense	35.8	28.2	(24.1)	39.9
INCOME BEFORE INCOME TAXES	98.5	69.2	(59.8)	107.9
Income taxes	38.7	2.4	-	41.1
NET INCOME	$59.8	$66.8	$(59.8)	$66.8

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$235.7	$14.7	$-	$250.4

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	4.2	4.2	(4.2)	4.2
Long-term debt - net of issuance costs & hedging proceeds	115.1	99.5	(74.5)	140.1
Requirements for:
Dividends to parent	(41.2)	(41.2)	41.2	(41.2)
Retirement of long-term debt, including premiums paid	(1.6)	(1.6)	1.6	(1.6)
Net change in intercompany short-term borrowings	(199.4)	(35.6)	235.0	-
Net change in short-term borrowings	1.9	(191.5)	-	(189.6)
Net cash flows from financing activities	(121.0)	(166.2)	199.1	(88.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	41.2	(41.2)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(151.6)	(10.5)	-	(162.1)
Consolidated subsidiary investments	-	(4.2)	4.2	-
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	(72.9)	72.9	-
Net change in short-term intercompany notes receivable	35.6	199.4	(235.0)	-
Net cash flows from investing activities	(116.8)	153.1	(199.1)	(162.8)
Net change in cash & cash equivalents	(2.1)	1.6	-	(0.5)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$7.6	$44.4	$-	$52.0

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2008 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$251.5	$66.0	$-	$317.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	-	124.9	-	124.9
Long-term debt - net of issuance costs & hedging proceeds	171.1	111.1	(111.1)	171.1
Requirements for:
Dividends to parent	(41.6)	(41.6)	41.6	(41.6)
Retirement of long-term debt, including premiums paid	(103.3)	(0.3)	0.3	(103.3)
Net change in short-term borrowings, including to other
Vectren companies	(159.7)	(314.5)	134.5	(339.7)
Net cash flows from financing activities	(133.5)	(120.4)	65.3	(188.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	41.6	(41.6)	-
Other investing activities	0.3	0.1	-	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(118.6)	(13.4)	-	(132.0)
Other investing activities	(0.8)	-	-	(0.8)
Net change in notes receivable to other Vectren companies	-	23.7	(23.7)	-
Net cash flows from investing activities	(119.1)	52.0	(65.3)	(132.4)
Net change in cash & cash equivalents	(1.1)	(2.4)	-	(3.5)
Cash & cash equivalents at beginning of period	6.5	5.2	-	11.7
Cash & cash equivalents at end of period	$5.4	$2.8	$-	$8.2

4.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Net income	$6.6	$8.8	$62.8	$66.8
Cash flow hedges				-
Reclassifications to net income	-	(0.1)	(0.1)	(0.3)
Income tax benefit (expense)	-	-	0.1	0.1
Total comprehensive income	$6.6	$8.7	$62.8	$66.6

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.7 million and $7.2 in the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, these taxes totaled $21.6 million and $26.7 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Accruals for Utility & Nonutility Plant

As of June 30, 2009 and December 31, 2008, the Company has accruals related to utility and nonutility plant purchases totaling approximately $22.7 million and $30.3 million, respectively.

7.	Transactions with Other Vectren Companies

Vectren Fuels
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts paid for such purchases for the three months ended June 30, 2009 and 2008, totaled $30.4 million and $31.7 million, respectively.  For the six months ended June 30, 2009 and 2008, amounts paid for such purchases totaled $63.2 million and $59.7 million, respectively.  Amounts owed to Vectren Fuels at June 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and the repair and rehabilitation of gas, water, and wastewater facilities.  Miller’s customers include Utility Holdings’ utilities.  For the three months ended June 30, 2009 and 2008, fees paid by Utility Holdings and its subsidiaries totaled $13.8 million and $7.3 million, respectively.  Amounts paid for the six months ended June 30, 2009 and 2008, totaled $23.7 million and $16.8 million, respectively.  Amounts owed to Miller at June 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to over 182,000 residential and commercial customers.  This customer base reflects approximately 60,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 40,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  As part of VEDO’s exiting process on October 1, 2008, it transferred its natural gas inventory at book value to its new suppliers, and now purchases natural gas from those suppliers, which include Vectren Source, essentially on demand.

The cost of natural gas inventory purchased by Vectren Source on October 1, 2008 totaled approximately $31.6 million.  During the three months ended June 30, 2009, the Company purchased natural gas from Vectren Source totaling approximately $4.0 million.  For the six months ended June 30, 2009 amounts paid for such purchases totaled $22.8 million.  Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at June 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Energy Systems Group
Energy Systems Group (ESG), a wholly owned subsidiary of Vectren, with the IURC’s approval sold a 3.2 MW land fill gas facility located in SIGECO’s service territory to SIGECO for $11 million during the second quarter of 2009.

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  Utility Holdings received corporate allocations totaling $23.8 million for both the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, Utility Holdings received corporate allocations totaling $43.4 and $47.2 million, respectively.

8.	Transactions with ProLiance Holdings, LLC

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2009 and 2008 totaled $74.9 million and $189.0 million, respectively, and for the six months ended June 30, 2009 and 2008 totaled $240.2 million and $395.6 million.  Amounts owed to ProLiance at June 30, 2009 and December 31, 2008, for those purchases were $23.1 million and $72.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	2009 Long-Term Debt Transactions

Put Provisions
Holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of June 30, 2009.  In addition, holders of other debt instruments have the one-time option to put $10 million of debt in 2010, and that debt has been classified as Long-term debt subject to tender in current liabilities.

Utility Holdings 2009 Debt Issuance
On April 7, 2009, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors purchased from Utility Holdings $100 million in 6.28 percent senior unsecured notes due April 7, 2020 (2020 Notes).  The 2020 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The proceeds from the sale of the 2020 Notes and net of issuance costs totaled approximately $99.5 million.

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

10.	Commitments & Contingencies

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.	Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and is positioned to comply with SO2 reductions effective January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through June 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  As of the date of this filing, the Senate has not passed a bill, and the bill is not law.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard and with the IURC’s approval, SIGECO recently purchased a 3.2 MW landfill gas generation facility from a related entity that is directly interconnected to the Company’s distribution system and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

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

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has settled with insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2009 and December 31, 2008, approximately $5.1 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does not continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

With this rate order, the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of bad debt and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.4 million and $14.9 million in the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $16.3 million and $36.3, respectively.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.2 million and $0.7 million for the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $4.3 million and $0.7, respectively.

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

13.	Derivatives

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

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions identified in SFAS 133, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked to market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked to market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts where internal models are used to calculate fair values that have a significant impact the financial statements.

Derivative Use in Risk Mitigation Strategies

Following is a more detailed discussion of activities where the Company may use derivatives to mitigate risk.

Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale SO2 emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At June 30, 2009, a deferred gain of approximately $0.1 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  As of and for the periods reported in these financial statements, ending values and activity relating to emission allowance derivatives affecting the statements of income and cash flows were not significant.

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

As of June 30, 2009 and December 31, 2008, no interest rate swaps were outstanding.  Related to derivative instruments associated with completed debts issuances subject to regulatory oversight, an approximate $7.9 million net regulatory asset remains at June 30, 2009. In the six months ended June 30, 2009 and 2008, $0.1 million and $0.2 million respectively were amortized, decreasing to interest expense.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

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

14.	Fair Value Measurements

Financial assets and liabilities and certain nonfinancial assets and liabilities that are revalued at fair value on a recurring basis are valued and disclosed in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.  For the balance sheet dates presented in these financial statements, other than the $43 million and $40 million invested in money market funds and included in Cash and cash equivalents as of June 30, 2009 and December 31, 2008, respectively, the Company had no material assets or liabilities recorded at fair value outstanding, and none outstanding valued using Level 3 inputs.  The money market investments were valued using Level 1 inputs.

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

FASB Staff Positions on Fair Value Accounting and Disclosure
On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1).  FSP 107-1 requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  The carrying values and estimated fair values of the Company's other financial instruments follow:

	June 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,275.0	$1,278.3	$1,189.6	$1,068.3
Short-term borrowings & notes payable	2.3	2.3	191.9	191.9
Cash & cash equivalents	52.0	52.0	52.5	52.5

Certain methods and assumptions must be used to estimate the fair value of financial instruments.  The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics.  Because of the maturity dates and variable interest rates of short-term borrowings and cash & cash equivalents, those carrying amounts approximate fair value.  Because of the inherent difficulty of estimating interest rate and other market risks, the methods used to estimate fair value may not always be indicative of actual realizable value, and different methodologies could produce different fair value estimates at the reporting date.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

15.	Impact of Other Newly Adopted and Newly Issued Accounting Principles

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

SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require ownership percentages in material subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  The adoption of SFAS 160 on January 1, 2009 had an immaterial impact to the Company’s presentation of its financial position and operating results.

SFAS 165
The Company adopted Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) on June 30, 2009.  In the instance of a public registrant such as the Company, SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in SFAS 165.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of SFAS 165 did not have a material impact.

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

As of June 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of EITF 08-5.

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

FSP No. FAS 132(R)-1
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 amends the plan asset disclosures required under FAS Statement No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will include FSP FAS 132(R)-1’s disclosure requirements in its 2009 annual financial statements.

16.	Segment Reporting

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

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Revenues
Gas Utility Services	$139.1	$224.9	$666.5	$858.5
Electric Utility Services	132.7	127.2	257.7	254.4
Other Operations	10.7	11.7	21.4	23.4
Eliminations	(10.3)	(11.1)	(20.6)	(22.2)
Consolidated Revenues	$272.2	$352.7	$925.0	$1,114.1

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(3.3)	$(1.9)	$37.9	$40.4
Electric Utility Services	8.3	6.8	20.2	19.4
Other Operations	1.6	3.9	4.7	7.0
Total Net Income	$6.6	$8.8	$62.8	$66.8

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2008 annual report filed on Form 10-K.

In 2009, earnings for the three months ended June 30, 2009 were $6.6 million compared to $8.8 million in 2008, a decrease of $2.2 million.  Year to date, earnings were $62.8 million, compared to $66.8 million in 2008, a decrease of $4.0 million.  The decreases result primarily from lower large customer usage and lower wholesale power sales, both of which have been impacted by the recession, as well as increased deprecation expense.  Increased revenues associated with regulatory initiatives and warmer weather in June 2009 partially offset these declines.

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

Significant Fluctuations

Margin

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used.  Gas Utility margin is calculated as Gas utility revenues less the Cost of gas.  Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Rate Design Strategies
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

Tracked Operating Expenses
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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and perhaps even plant closures or bankruptcies.  While no one industrial customer comprises 10 percent of consolidated margin, the top five industrial electric customers comprise approximately 11 percent of electric utility margin in the six months ended June 30, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity, and higher coal prices associated with contracts negotiated last year, the Company’s coal fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and the likelihood of growing coal inventories.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Gas utility revenues	$139.1	$224.9	$666.5	$858.5
Cost of gas sold	58.0	143.8	412.6	605.8
Total gas utility margin	$81.1	$81.1	$253.9	$252.7
Margin attributed to:
Residential & commercial customers	$68.5	$65.4	$221.1	$216.3
Industrial customers	9.3	11.1	24.4	27.8
Other	3.3	4.6	8.4	8.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	12.6	12.5	65.2	70.3
Industrial customers	15.7	20.4	39.8	49.1
Total sold & transported volumes	28.3	32.9	105.0	119.4

For the three and six months ended June 30, 2009 , gas utility margins were $81.1 million and $253.9 million, respectively, and are generally flat compared to the prior year periods.  Among all customer classes, margin increases associated with regulatory initiatives including the full impact of the Vectren North base rate increase effective in February 14, 2008 and the Vectren Ohio base rate increase effective February 22, 2009, were $2.8 million quarter over quarter and $6.3 million year to date.  Increases were offset by impacts of the recession.  During the quarter, management estimates a $1.4 million decrease in industrial customer margin associated with lower volumes sold, and slightly lower residential and commercial customer counts decreased margin approximately $0.5 million.  Year to date, management estimates $3.3 million in industrial customer margin declines and $1.0 million related to lower residential and commercial customer counts.  The impact of operating costs, including revenue and usage taxes, recovered in margin was unfavorable $0.4 million quarter over quarter and unfavorable $0.8 million year over year, reflecting lower revenue taxes offset by higher pass through operating expenses.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2009, was $6.53 compared to $10.07 in 2008.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Electric utility revenues	$132.7	$127.2	$257.7	$254.4
Cost of fuel & purchased power	50.3	48.5	97.3	94.5
Total electric utility margin	$82.4	$78.7	$160.4	$159.9
Margin attributed to:
Residential & commercial customers	$55.6	$48.6	$107.6	$99.9
Industrial customers	21.6	19.1	40.3	39.3
Other customers	1.2	5.9	2.8	7.5
Subtotal: retail	$78.4	$73.6	$150.7	$146.7
Wholesale power & transmission system margin	$4.0	$5.1	$9.7	$13.2

Electric volumes sold in GWh attributed to:
Residential & commercial customers	680.5	646.6	1,352.1	1,361.8
Industrial customers	557.4	639.8	1,066.4	1,240.5
Other customers	4.5	17.4	9.6	54.0
Total retail volumes sold	1,242.4	1,303.8	2,428.1	2,656.3

Retail Margin
Electric retail utility margins were $78.4 million and $150.7 million for the three and six months ended June 30, 2009, increases  over the prior periods of $4.8 million and $4.0 million, respectively.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.4 million quarter over quarter and $1.9 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $3.1 million quarter over quarter and $5.6 million year to date.  Management estimates the impact of weather 23 percent warmer than the prior year to have increased residential and commercial margin $2.4 million in the second quarter and $1.8 million year to date.  Year to date, management also estimates other usage declines associated with the weak economy to have decreased margin approximately $1.4 million for residential and commercial customers and $3.7 million for industrial customers, with $0.4 million of small customer decline and $1.7 million of the industrial customer decline occurring in the second quarter.

Wholesale Power and Transmission System Operation  Margin
Generation capacity is from time to time in excess of native load requirements.  The Company markets and sells this unutilized generation to optimize the return on its owned assets.  Substantially all of the margin generated from off-system sales occurs into the MISO Day Ahead and Real Time markets.  The level of off-system sales is primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  MISO-related transmission system operation activity includes margin associated with others using the company’s transmission system and returns on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  Returns associated with these projects meeting the criteria of MISO’s transmission expansion plans began in June 2008 and returns are increasing due to the level of capital invested in qualifying projects.

Further detail of Wholesale and Transmission activity follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Off-system sales	$0.4	$3.1	$3.1	$10.3
Transmission system sales	3.6	2.0	6.6	2.9
Total wholesale and transmission	$4.0	$5.1	$9.7	$13.2

For the three and six months ended June 30, 2009, total wholesale margins were $4.0 million and $9.7 million, representing decreases of $1.1 million and $3.5 million, respectively, compared to 2008.

During the second quarter of 2009, margin from off-system sales retained by the Company decreased $2.7 million compared to 2008, bringing the year to date decrease in 2009 compared to 2008 to $7.2 million.  During 2009, the Company experienced lower wholesale power marketing margins due to lower demand and wholesale prices due to the recession, coupled with increased coal costs.  Year to date, off-system sales totaled 406.4 GWh in 2009, compared to 740.3 GWh in 2008.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Related to transmission system sales, the contribution to margin has increased as expected based upon increased capital invested in projects meeting the criteria of MISO’s transmission expansion plans.  Margin associated with these projects totaled $2.2 million and $4.3 million for the three and six months ended June 30, 2009, respectively, compared to $0.7 million in both the three and six months ended June 30, 2008.

Operating Expenses

Other Operating Expenses
For the three and six months ended June 30, 2009, other operating expenses were $78.7 million and $158.0 million, which reflect increases of $4.2 million and $9.5 million, compared to 2008.  Approximately $2.7 million and $7.2 million of the increases result from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio bad debts, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  The remaining increase is primarily related to higher levels of bad debt expense associated with the Indiana service territory. Quarter over quarter and year over year, all other operating expenses were generally flat.

Depreciation & Amortization
For the three and six months ended June 30, 2009, depreciation expense was $45.0 million and $88.9 million, which represents increases of $4.1 million and $7.3 million compared to 2008.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009, for which depreciation totaling $1.5 million in the quarter and $2.6 million year to date is directly recovered in electric utility margin.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2009, taxes other than income taxes were $12.6 million and $35.4 million, which reflect decreases of $1.3 million for the quarter and $4.7 million year over year.  The decrease is attributable to lower utility receipts, excise, and usage taxes caused principally by lower gas prices and is tracked in revenues.

Interest Expense

For the three and six months ended June 30, 2009, interest expense was $20.0 million and $38.7 million, which represents an increase of $0.9 million in the quarter and a decrease of $1.2 million compared to 2008.  The increase in the quarter reflects a long term financing transaction completed in the second quarter of 2009 in which VUHI issued $100 million in unsecured eleven year notes with an interest rate of 6.28 percent to institutional investors.  Both periods reflect lower short-term interest rates and lower average short-term debt balances impacted favorably by lower gas costs.

Income Taxes

For the three and six months ended June 30, 2009, federal and state income taxes were $3.5 million and $35.3 million, which represents decreases of $1.9 million and $5.8 million compared to 2008.  The lower taxes are primarily due to lower pretax income.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and is positioned to comply with SO2 reductions effective January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through June 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Legislative Actions and Other Climate Change Initiatives
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Under the proposed energy bill, the electric power industry will receive 40 percent of the annual allowance allocation at zero cost.  As of the date of this filing, the Senate has not passed a bill, and the bill is not law.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased a 3.2 MW landfill gas generation facility from a related entity that is directly interconnected to the Company’s distribution system and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

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

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has settled with insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2009 and December 31, 2008, approximately $5.1 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does not continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.4 million and $14.9 million in the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $16.3 million and $36.3, respectively.

The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered/ refunded through tracking mechanisms.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.2 million and $0.7 million for the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $4.3 million and $0.7, respectively.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $70 million, as of June 30, 2009, the Company has invested approximately $5.8 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

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

SFAS 160

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require ownership percentages in material subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  Because of the diminimus level of entities that are controlled by the Company but are less than wholly-owned, the adoption of SFAS 160 had a minimal impact to the Company’s presentation of its financial position and operating results.

SFAS 161

On January 1, 2009, the Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 describes enhanced disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  These disclosures are included in Note 13 to the consolidated condensed financial statements.

SFAS 165
The Company adopted Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) on June 30, 2009.  In the instance of a public registrant such as the Company, SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in SFAS 165.  The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of SFAS 165 did not have a material impact.

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

FSP EITF 03-6-1

On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 clarified that unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature that impact the calculation of EPS are participating securities.  The presence of a participating security requires EPS to be calculated using the two-class method.

Of the approximate 81 million shares outstanding as of June 30, 2009, unvested share-based payment awards that contain rights to nonforfeitable dividends comprise less than one percent.  The Company recently prospectively changed share-based payment awards such that dividends on awards granted in 2009 and beyond are subject to forfeiture.

As a result of the insignificant level of participating securities subject to the two-class method of computing earnings per share, the adoption of FSP EITF 03-6-1 had immaterial impacts to both current and prior period earnings per share calculations.

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

As of June 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially at a result of the adoption of EITF 08-5.

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

FASB Staff Positions on Fair Value Accounting and Disclosure

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1).  FSP 107-1 requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  The carrying values and estimated fair values of the Company's other financial instruments are included in Note 13 to the consolidated financial statements.

On June 30, 2009, the Company also adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities described in FASB Statement 115.   The adoption of these two standards did not have any material impact to the Company’s financial statements.

FSP No. FAS 132(R)-1

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 amends the plan asset disclosures required under FAS Statement No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will include FSP FAS 132(R)-1’s disclosure requirements in its 2009 annual financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of Vectren’s utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at June 30, 2009 approximated $922 million.  As of June 30, 2009, Utility Holdings had approximately $43 million of cash invested in money market funds and no material short-term borrowings outstanding to third parties.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings’ utility operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2008.  Subsequent to June 30, 2009, Moody’s raised its credit rating on SIGECO’s secured debt from A3 to A2.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 50 percent and 52 percent of long-term capitalization at June 30, 2009 and December 31, 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

As of June 30, 2009, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed during this period of credit market volatility.  Over the last twelve months, the Company has restored its short-term borrowing capacity with the completion of several long-term financing transactions including the issuance of long-term debt in both 2008 and 2009 and the receipt of equity contributions from Vectren in 2008 totaling $124.9 million and 2009 totaling $4.2 million.  The liquidity provided by these transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and debt security redemptions.

Regarding debt redemptions, they are insignificant for the remainder of 2009 and 2010. In addition, holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of June 30, 2009.  In addition, investors have the one-time option to put $10 million in 2010.

Long-term debt transactions completed in 2009 include a $100 million issuance by Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt.  These transactions are more fully described in Note 9 to the financial statements.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2009, the Company had $520 million of short-term borrowing capacity.  As reduced by outstanding letters of credit, approximately $478 million was available.  Of the $520 million capacity, $515 million is available through November, 2010.

Historically, the Company has funded its short-term borrowing needs through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.  Throughout 2009, the Company has been able to place commercial paper without any significant issues.

Proceeds from Stock Plans

Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  In 2009, new issuances required to meet these various plan requirements are estimated to be approximately $6 million, and such amount contributed to Utility Holdings during the six months ended June 30, 2009 totaled $4.2 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $134 million for the remainder of 2009.

Pension and Postretirement Funding Obligations

Due to the recent significant asset value declines experienced by Vectren’s pension plan trusts, asset values for qualified plans as of December 31, 2008 were approximately 61 percent of the projected benefit obligation. In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of approximately $28 million in 2009.  Under current market conditions, Vectren expects funding a lesser level in 2010.  A portion of this funding may be provided by Utility Holdings.   Through June 30, 2009, approximately $14.3 million in contributions were made, of which $9.6 million was funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $250.4 million in 2009, compared to $317.5 million in 2008, a decrease of $67.1 million.  The decrease was primarily due to changes in working capital caused by the timing of intercompany tax transactions and the timing of natural gas inventory sales and purchases due to exiting the merchant function in the Ohio service territory in October of 2008.

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

During 2009, net cash flow associated with financing activities is reflective of management’s ongoing effort to rely less on short-term borrowing arrangements.  During the six months ended June 30, 2009, the Company’s operating cash flow has been more than sufficient to fund dividends and capital expenditures.  This excess, when coupled with long-term debt transactions completed during 2009, has resulted in the repayment of approximately $190 million in short term borrowings.

Investing Cash Flow

Cash flow required for investing activities was $162.8 million in 2009 and $132.4 million in 2008. Approximately $20 million of the increase results from increased capital expenditures attributable to the January 2009 ice storm.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, rate and regulatory matters.   The consolidated condensed financial statements are included in Part 1 Item 1.

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2008 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 10, 2009	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)