Form 10-Q
period 2009-09-30
VECTREN UTILITY HOLDINGS INC
filed 2009-11-06
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ❒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
❒ Yes  ❒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ❒                                                                                                                  Accelerated filer ❒
Non-accelerated filer ☑ (Do not check if a smaller reporting company)                                  Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
❒Yes    ☑No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 30, 2009
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
ASC: Accounting Standards Codification	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	NPNS: Normal Purchase of Normal Sale
IDEM: Indiana Department of Environmental Management	OCC: Ohio Office of the Consumer Counselor

IURC: Indiana Utility Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
MCF / BCF: thousands / billions of cubic feet	PUCO: Public Utilities Commission of Ohio
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash & cash equivalents	$14.2	$52.5
Accounts receivable - less reserves of $4.5 &
$4.5, respectively	67.7	164.0
Receivables due from other Vectren companies	0.8	4.7
Accrued unbilled revenues	33.1	167.2
Inventories	114.0	84.6
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	80.3	103.1
Total current assets	310.1	579.2

Utility Plant
Original cost	4,530.8	4,335.3
Less: accumulated depreciation & amortization	1,689.3	1,615.0
Net utility plant	2,841.5	2,720.3

Investments in unconsolidated affiliates	0.2	0.2
Other investments	27.9	24.1
Nonutility property - net	174.6	182.4
Goodwill - net	205.0	205.0
Regulatory assets	117.8	115.7
Other assets	4.2	11.2
TOTAL ASSETS	$3,681.3	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2009	2008

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$97.0	$212.5
Accounts payable to affiliated companies	20.4	72.8
Payables to other Vectren companies	33.8	69.0
Refundable fuel & natural gas costs	34.1	4.1
Accrued liabilities	119.8	147.7
Short-term borrowings	-	191.9
Long-term debt subject to tender	10.0	80.0
Total current liabilities	315.1	778.0

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,296.5	1,065.1

Deferred Income Taxes & Other Liabilities
Deferred income taxes	402.8	332.1
Regulatory liabilities	322.1	315.1
Deferred credits & other liabilities	86.7	104.9
Total deferred credits & other liabilities	811.6	752.1

Commitments & Contingencies (Notes 9 - 11)

Common Shareholder's Equity
Common stock (no par value)	768.6	763.0
Retained earnings	489.4	479.8
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,258.1	1,242.9

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,681.3	$3,838.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$93.4	$143.9	$759.9	$1,002.4
Electric utility	143.0	147.9	400.7	402.3
Other	0.4	0.6	1.2	1.8
Total operating revenues	236.8	292.4	1,161.8	1,406.5

OPERATING EXPENSES
Cost of gas sold	28.0	80.2	440.6	686.0
Cost of fuel & purchased power	50.1	48.7	147.4	143.2
Other operating	69.9	69.2	227.9	217.7
Depreciation & amortization	45.9	41.6	134.8	123.2
Taxes other than income taxes	10.8	11.7	46.2	51.8
Total operating expenses	204.7	251.4	996.9	1,221.9

OPERATING INCOME	32.1	41.0	164.9	184.6

OTHER INCOME - NET	2.1	0.7	6.1	4.9

INTEREST EXPENSE	20.2	19.6	58.9	59.5

INCOME BEFORE INCOME TAXES	14.0	22.1	112.1	130.0

INCOME TAXES	5.3	8.5	40.6	49.6

NET INCOME	$8.7	$13.6	$71.5	$80.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 71.5	$ 80.4
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	134.8	123.2
Deferred income taxes & investment tax credits	51.3	39.0
Expense portion of pension & postretirement periodic benefit cost	3.1	1.9
Provision for uncollectible accounts	14.7	11.8
Other non-cash charges - net	7.3	8.9
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	219.6	162.1
Inventories	(29.4)	(72.2)
Recoverable/refundable fuel & natural gas costs	33.1	(49.0)
Prepayments & other current assets	38.9	(43.6)
Accounts payable, including to Vectren companies
& affiliated companies	(191.7)	12.9
Accrued liabilities	(25.5)	78.3
Changes in noncurrent assets	(5.1)	3.2
Changes in noncurrent liabilities	(38.7)	(14.8)
Net cash flows from operating activities	283.9	342.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from long term debt	161.1	171.1
Additional capital contribution from parent	5.5	124.9
Requirements for:
Dividends to parent	(61.9)	(62.4)
Retirement of long-term debt, including premiums paid	(2.5)	(104.0)
Net change in short-term borrowings	(191.9)	(272.7)
Net cash flows from financing activities	(89.7)	(143.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.2	2.5
Requirements for:
Capital expenditures, excluding AFUDC equity	(231.9)	(204.1)
Other investing activities	(0.8)	(1.1)
Net cash flows from investing activities	(232.5)	(202.7)
Net change in cash & cash equivalents	(38.3)	(3.7)
Cash & cash equivalents at beginning of period	52.5	11.7
Cash & cash equivalents at end of period	$14.2	$8.0
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

Indiana Gas provides energy delivery services to over 550,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through November 6, 2009, the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which none were outstanding at September 30, 2009, and Utility Holdings’ $921 million unsecured senior notes outstanding at September 30, 2009.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, consolidating tax effects are recorded at the parent (Utility Holdings) level.  All other income taxes are calculated on a separate return basis.

Condensed Consolidating Balance Sheet as of September 30, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$4.6	$9.6	$-	$14.2
Accounts receivable - less reserves	67.4	0.3	-	67.7
Intercompany receivables	60.0	100.1	(160.1)	-
Receivables due from other Vectren companies	0.3	0.5	-	0.8
Accrued unbilled revenues	33.1	-	-	33.1
Inventories	109.6	4.4	-	114.0
Prepayments & other current assets	69.7	16.5	(5.9)	80.3
Total current assets	344.7	131.4	(166.0)	310.1
Utility Plant
Original cost	4,530.8	-	-	4,530.8
Less: accumulated depreciation & amortization	1,689.3	-	-	1,689.3
Net utility plant	2,841.5	-	-	2,841.5
Investments in consolidated subsidiaries	-	1,176.9	(1,176.9)	-
Notes receivable from consolidated subsidiaries	-	771.0	(771.0)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	22.5	5.4	-	27.9
Nonutility property - net	4.1	170.5	-	174.6
Goodwill - net	205.0	-	-	205.0
Regulatory assets	93.0	24.8	-	117.8
Other assets	9.4	-	(5.2)	4.2
TOTAL ASSETS	$3,520.4	$2,280.0	$(2,119.1)	$3,681.3

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$93.5	$3.5	$-	$97.0
Accounts payable to affiliated companies	20.4	-	-	20.4
Intercompany payables	20.3	-	(20.3)	-
Payables to other Vectren companies	33.7	0.1	-	33.8
Refundable fuel & natural gas costs	34.1	-	-	34.1
Accrued liabilities	105.0	20.7	(5.9)	119.8
Short-term borrowings	-	-	-	-
Intercompany short-term borrowings	79.9	59.9	(139.8)	-
Long-term debt subject to tender	10.0	-	-	10.0
Total current liabilities	396.9	84.2	(166.0)	315.1
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	376.8	919.7	-	1,296.5
Long-term debt due to VUHI	771.0	-	(771.0)	-
Total long-term debt - net	1,147.8	919.7	(771.0)	1,296.5
Deferred Income Taxes & Other Liabilities
Deferred income taxes	394.0	8.8	-	402.8
Regulatory liabilities	317.9	4.2	-	322.1
Deferred credits & other liabilities	86.9	5.0	(5.2)	86.7
Total deferred credits & other liabilities	798.8	18.0	(5.2)	811.6
Common Shareholder's Equity
Common stock (no par value)	781.8	768.6	(781.8)	768.6
Retained earnings	395.0	489.4	(395.0)	489.4
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,176.9	1,258.1	(1,176.9)	1,258.1

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,520.4	$2,280.0	$(2,119.1)	$3,681.3

Condensed Consolidating Balance Sheet as of December 31, 2008 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$9.7	$42.8	$-	$52.5
Accounts receivable - less reserves	163.5	0.5	-	164.0
Intercompany receivables	104.2	275.9	(380.1)	-
Receivables due from other Vectren companies	4.5	0.2	-	4.7
Accrued unbilled revenues	167.2	-	-	167.2
Inventories	78.7	5.9	-	84.6
Recoverable fuel & natural gas costs	3.1	-	-	3.1
Prepayments & other current assets	82.9	38.5	(18.3)	103.1
Total current assets	613.8	363.8	(398.4)	579.2
Utility Plant
Original cost	4,335.3	-	-	4,335.3
Less: accumulated depreciation & amortization	1,615.0	-	-	1,615.0
Net utility plant	2,720.3	-	-	2,720.3
Investments in consolidated subsidiaries	-	1,167.4	(1,167.4)	-
Notes receivable from consolidated subsidiaries	-	698.9	(698.9)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	18.5	5.6	-	24.1
Nonutility property - net	4.3	178.1	-	182.4
Goodwill - net	205.0	-	-	205.0
Regulatory assets	90.5	25.2	-	115.7
Other assets	14.2	0.2	(3.2)	11.2
TOTAL ASSETS	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$205.5	$7.0	$-	$212.5
Accounts payable to affiliated companies	72.8	-	-	72.8
Intercompany payables	9.5	0.4	(9.9)	-
Payables to other Vectren companies	53.6	15.4	-	69.0
Refundable fuel & natural gas costs	4.1	-	-	4.1
Accrued liabilities	146.4	19.6	(18.3)	147.7
Short-term borrowings	0.4	191.5	-	191.9
Intercompany short-term borrowings	266.3	103.9	(370.2)	-
Long-term debt subject to tender	80.0	-	-	80.0
Total current liabilities	838.6	337.8	(398.4)	778.0
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	243.1	822.0	-	1,065.1
Long-term debt due to VUHI	698.9	-	(698.9)	-
Total long-term debt - net	942.0	822.0	(698.9)	1,065.1
Deferred Income Taxes & Other Liabilities
Deferred income taxes	308.9	23.2	-	332.1
Regulatory liabilities	310.4	4.7	-	315.1
Deferred credits & other liabilities	99.5	8.6	(3.2)	104.9
Total deferred credits & other liabilities	718.8	36.5	(3.2)	752.1
Common Shareholder's Equity
Common stock (no par value)	776.3	763.0	(776.3)	763.0
Retained earnings	391.0	479.8	(391.0)	479.8
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,167.4	1,242.9	(1,167.4)	1,242.9

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,666.8	$2,439.2	$(2,267.9)	$3,838.1

Condensed Consolidating Statement of Income for the three months ended September 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$93.4	$-	$-	93.4
Electric utility	143.0	-	-	143.0
Other	-	$10.7	(10.3)	0.4
Total operating revenues	236.4	10.7	(10.3)	236.8
OPERATING EXPENSES
Cost of gas	28.0	-	-	28.0
Cost of fuel & purchased power	50.1	-	-	50.1
Other operating	80.1	-	(10.2)	69.9
Depreciation & amortization	39.1	6.7	0.1	45.9
Taxes other than income taxes	10.4	0.4	-	10.8
Total operating expenses	207.7	7.1	(10.1)	204.7
OPERATING INCOME	28.7	3.6	(0.2)	32.1
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	7.8	(7.8)	-
Other income – net	1.7	12.9	(12.5)	2.1
Total other income - net	1.7	20.7	(20.3)	2.1
Interest expense	18.6	14.3	(12.7)	20.2
INCOME BEFORE INCOME TAXES	11.8	10.0	(7.8)	14.0
Income taxes	4.0	1.3	-	5.3
NET INCOME	$7.8	$8.7	$(7.8)	$8.7

Condensed Consolidating Statement of Income for the three months ended September 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$143.9	$-	$-	143.9
Electric utility	147.9	-	-	147.9
Other	-	11.7	(11.1)	0.6
Total operating revenues	291.8	11.7	(11.1)	292.4
OPERATING EXPENSES
Cost of gas	80.2	-	-	80.2
Cost of fuel & purchased power	48.7	-	-	48.7
Other operating	79.0	1.0	(10.8)	69.2
Depreciation & amortization	35.7	5.8	0.1	41.6
Taxes other than income taxes	11.3	0.4	0.0	11.7
Total operating expenses	254.9	7.2	(10.7)	251.4
OPERATING INCOME	36.9	4.5	(0.4)	41.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings of consolidated companies	-	11.4	(11.4)	-
Other income (expense) – net	(0.1)	13.3	(12.5)	0.7
Total other income (expense) - net	(0.1)	24.7	(23.9)	0.7
Interest expense	18.5	14.0	(12.9)	19.6
INCOME BEFORE INCOME TAXES	18.3	15.2	(11.4)	22.1
Income taxes	6.9	1.6	-	8.5
NET INCOME	$11.4	$13.6	$(11.4)	$13.6

Condensed Consolidating Statement of Income for the nine months ended September 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$759.9	$-	$-	$759.9
Electric utility	400.7	-	-	400.7
Other	-	32.1	(30.9)	1.2
Total operating revenues	1,160.6	32.1	(30.9)	1,161.8
OPERATING EXPENSES
Cost of gas sold	440.6	-	-	440.6
Cost of fuel & purchased power	147.4	-	-	147.4
Other operating	258.3	-	(30.4)	227.9
Depreciation & amortization	115.0	19.8	-	134.8
Taxes other than income taxes	45.2	1.0	-	46.2
Total operating expenses	1,006.5	20.8	(30.4)	996.9
OPERATING INCOME	154.1	11.3	(0.5)	164.9
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	65.8	(65.8)	-
Other income – net	5.2	38.1	(37.2)	6.1
Total other income	5.2	103.9	(103.0)	6.1
Interest expense	54.9	41.7	(37.7)	58.9
INCOME BEFORE INCOME TAXES	104.4	73.5	(65.8)	112.1
Income taxes	38.6	2.0	-	40.6
NET INCOME	$65.8	$71.5	$(65.8)	$71.5

Condensed Consolidating Statement of Income for the nine months ended September 30, 2008 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$1,002.4	$-	$-	$1,002.4
Electric utility	402.3	-	-	$402.3
Other	-	35.2	(33.4)	1.8
Total operating revenues	1,404.7	35.2	(33.4)	1,406.5
OPERATING EXPENSES
Cost of gas sold	686.0	-	-	686.0
Cost of fuel & purchased power	143.2	-	-	143.2
Other operating	250.1	-	(32.4)	217.7
Depreciation & amortization	106.3	16.7	0.2	123.2
Taxes other than income taxes	50.7	1.0	0.1	51.8
Total operating expenses	1,236.3	17.7	(32.1)	1,221.9
OPERATING INCOME	168.4	17.5	(1.3)	184.6
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	71.2	(71.2)	-
Other income (expense) – net	2.7	37.8	(35.6)	4.9
Total other income (expense)	2.7	109.0	(106.8)	4.9
Interest expense	54.3	42.1	(36.9)	59.5
INCOME BEFORE INCOME TAXES	116.8	84.4	(71.2)	130.0
Income taxes	45.6	4.0	-	49.6
NET INCOME	$71.2	$80.4	$(71.2)	$80.4

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$280.6	$3.3	$-	$283.9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	5.5	5.5	(5.5)	5.5
Long-term debt - net of issuance costs & hedging proceeds	136.2	99.5	(74.6)	161.1
Requirements for:
Dividends to parent	(61.9)	(61.9)	61.9	(61.9)
Retirement of long-term debt, including premiums paid	(2.5)	(2.5)	2.5	(2.5)
Net change in intercompany short-term borrowings	(186.5)	(44.0)	230.5	-
Net change in short-term borrowings	(0.4)	(191.5)	-	(191.9)
Net cash flows from financing activities	(109.6)	(194.9)	214.8	(89.7)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	61.9	(61.9)	-
Other investing activities	-	0.2	-	0.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(219.3)	(12.6)	-	(231.9)
Consolidated subsidiary investments	-	(5.5)	5.5	-
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	(72.1)	72.1	-
Net change in short-term intercompany notes receivable	44.0	186.5	(230.5)	-
Net cash flows from investing activities	(176.1)	158.4	(214.8)	(232.5)
Net change in cash & cash equivalents	(5.1)	(33.2)	-	(38.3)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$4.6	$9.6	$-	$14.2

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$305.2	$36.9	$-	$342.1

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	-	124.9	-	124.9
Long-term debt - net of issuance costs & hedging proceeds	171.1	111.1	(111.1)	171.1
Requirements for:
Dividends to parent	(62.4)	(62.4)	62.4	(62.4)
Retirement of long-term debt, including premiums paid	(104.0)	(1.0)	1.0	(104.0)
Net change in short-term borrowings, including to other
Vectren companies	(130.6)	(177.0)	34.9	(272.7)
Net cash flows from financing activities	(125.9)	(4.4)	(12.8)	(143.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	62.4	(62.4)	-
Other investing activities	2.3	0.2	-	2.5
Requirements for:
Capital expenditures, excluding AFUDC equity	(182.8)	(21.3)	-	(204.1)
Other investing activities	(1.1)	-	-	(1.1)
Net change in notes receivable to other Vectren companies	-	(75.2)	75.2	-
Net cash flows from investing activities	(181.6)	(33.9)	12.8	(202.7)
Net change in cash & cash equivalents	(2.3)	(1.4)	-	(3.7)
Cash & cash equivalents at beginning of period	6.5	5.2	-	11.7
Cash & cash equivalents at end of period	$4.2	$3.8	$-	$8.0

4.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Net income	$8.7	$13.6	$71.5	$80.4
Cash flow hedges
Reclassifications to net income	-	(0.1)	(0.1)	(0.3)
Income tax benefit (expense)	-	-	0.1	0.2
Total comprehensive income	$8.7	$13.5	$71.5	$80.3
5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.3 million and $5.2 million in the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, these taxes totaled $25.9 million and $31.6 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Accruals for Utility & Nonutility Plant

As of September 30, 2009 and December 31, 2008, the Company has accruals related to utility and nonutility plant purchases totaling approximately $15.0 million and $30.3 million, respectively.

7.	Transactions with Other Vectren Companies

Vectren Fuels
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts paid for such purchases for the three months ended September 30, 2009 and 2008, totaled $42.5 million and $32.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, amounts paid for such purchases totaled $105.7 million and $91.9 million, respectively.  Amounts owed to Vectren Fuels at September 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and the repair and rehabilitation of gas, water, and wastewater facilities.  Miller’s customers include Utility Holdings’ utilities.  For the three months ended September 30, 2009 and 2008, fees paid by Utility Holdings and its subsidiaries totaled $9.5 million and $8.6 million, respectively.  Amounts paid for the nine months ended September 30, 2009 and 2008, totaled $27.4 million and $25.4 million, respectively.  Amounts owed to Miller at September 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to over 186,000 residential and commercial customers.  This customer base reflects approximately 60,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 35,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  As part of VEDO’s exiting process on October 1, 2008, it transferred its natural gas inventory at book value to its new suppliers, and now purchases natural gas from those suppliers, which include Vectren Source, essentially on demand.

The cost of natural gas inventory purchased by Vectren Source on October 1, 2008 totaled approximately $31.6 million.  During the three months ended September 30, 2009, the Company purchased natural gas from Vectren Source totaling approximately $1.4 million.  For the nine months ended September 30, 2009 amounts paid for such purchases totaled $19.5 million.  Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at September 30, 2009 and December 31, 2008 are included in Payables to other Vectren companies.

Energy Systems Group
Energy Systems Group (ESG), a wholly owned subsidiary of Vectren, with the IURC’s approval sold a 3.2 MW land fill gas facility located in SIGECO’s service territory to SIGECO for $11 million during the second quarter of 2009.

Support Services and Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  Utility Holdings received corporate allocations totaling $22.2 million and $20.9 million for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, Utility Holdings received corporate allocations totaling $65.6 and $68.1 million, respectively.

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2009 and 2008 totaled $71.5 million and $177.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 totaled $311.7 million and $572.7 million.  Amounts owed to ProLiance at September 30, 2009 and December 31, 2008, for those purchases were $20.4 million and $72.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	2009 Long-Term Debt Transactions

Put Provisions
Holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of September 30, 2009.  In addition, holders of other debt instruments have the one-time option to put $10 million of debt in May of 2010, and that debt has been classified as Long-term debt subject to tender in current liabilities.

Utility Holdings 2009 Debt Issuance
On April 7, 2009, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors purchased from Utility Holdings $100 million in 6.28 percent senior unsecured notes due April 7, 2020 (2020 Notes).  The 2020 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The proceeds from the sale of the 2020 Notes, net of issuance costs, totaled approximately $99.5 million.

The 2020 Notes have no sinking fund requirements, and interest payments are due semi-annually.  The 2020 Notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in the Utility Holdings’ $515 million short-term credit facility.

SIGECO 2009 Debt Issuances
On March 26, 2009, SIGECO remarketed the remaining $41.3 million of long-term debt held in treasury at December 31, 2008, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees, approximated 1 percent.

On August 19, 2009 SIGECO also completed a $22.3 million tax-exempt first mortgage bond issuance at an interest rate of 5.4 percent that is fixed through maturity.  The bonds mature in 2040.

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

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, USEPA has announced that it intends to publish proposed Maximum Achievable Control Technology standards for mercury in 2010.  It is uncertain what emission limit the USEPA is considering, and whether they will address hazardous pollutants in addition to mercury.  It is also possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through September 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate is in the early stages of debating a cap and trade proposal.  This cap and trade proposal is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in its completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased, after regulatory approval, a 3.2 MW landfill gas generation facility that is directly interconnected to the Company’s distribution system from a related entity and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA recently finalized a mandatory greenhouse gas emissions registry which will require the reporting of emissions beginning in 2011 (for the emission year 2010).   The USEPA also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or for significantly modifying an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating plant.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance if emission targets are based on pre-2008 levels.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in an October 2009 court decision, SIGECO was found to be a PRP at the site.  However, the Court must still determine whether such costs should be allocated among a number of PRPs, including the former owners of the site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $9.2 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.  SIGECO has undertaken significant remediation efforts at two MGP sites.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2009 and December 31, 2008, approximately $4.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.2 million and $15.0 million in the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $19.5 million and $51.2, respectively.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to recover costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.4 million and $2.3 million for the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $6.7 million and $3.0 million, respectively.

Vectren South Electric DSM and Lost Margin Recovery Filing
In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management (DSM) programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  The Company is awaiting a decision by the IURC.

13.	Derivatives

Adoption of FASB Guidance on Derivative Disclosures
In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities which amended prior guidance issued by the FASB. This guidance describes enhanced disclosures and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  The Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in this guidance on January 1, 2009.

Accounting Policy for Derivatives
The Company occasionally executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk.  The Company accounts for its derivative contracts in accordance with guidance issued by the FASB related to accounting for derivatives.  In most cases, this guidance requires a derivative to be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

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

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions identified in the guidance on accounting for derivatives, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to regulatory accounting treatment.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked to market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by regulatory accounting treatment are marked to market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts where internal models are used to calculate fair values that have a significant impact the financial statements.

Derivative Use in Risk Mitigation Strategies
Following is a more detailed discussion of activities where the Company may use derivatives to mitigate risk.

Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale SO2 emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At September 30, 2009, a deferred gain of approximately $0.1 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  As of and for the periods reported in these financial statements, ending values and activity relating to emission allowance derivatives affecting the statements of income and cash flows were not significant.

Natural Gas Procurement Risk Management
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment and other mechanisms.  Although regulated operations are exposed to limited commodity price risk, volatile natural gas prices can still have negative economic impacts, including higher interest costs.  The Company may mitigate these economic risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, regulatory accounting treatment controls when the offset to mark-to-market accounting is recognized in earnings.

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

As of September 30, 2009 and December 31, 2008, no interest rate swaps were outstanding.  Related to derivative instruments associated with completed debts issuances subject to regulatory oversight, an approximate $7.9 million net regulatory asset remains at September 30, 2009. In the nine months ended September 30, 2009 and 2008, $0.2 million and $0.3 million respectively were amortized, decreasing interest expense.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

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

Financial assets and liabilities and certain nonfinancial assets and liabilities that are revalued at fair value on a recurring basis are valued and disclosed in accordance with FASB guidance related to fair value measurements.  This guidance defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.  For the balance sheet dates presented in these financial statements, other than $10 million and $40 million invested in money market funds and included in Cash and cash equivalents as of September 30, 2009 and December 31, 2008 respectively, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 3 inputs.  The money market investments were valued using Level 1 inputs.

On January 1, 2009, the Company adopted FASB guidance related to fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

FASB Guidance on Fair Value Accounting and Disclosure
On June 30, 2009, the Company adopted additional FASB guidance related to interim disclosures about fair value of financial instruments.  This guidance requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The carrying values and estimated fair values of the Company's other financial instruments follow:

	September 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,296.5	$1,367.3	$1,189.6	$1,068.3
Short-term borrowings & notes payable	-	-	191.9	191.9
Cash & cash equivalents	14.2	14.2	52.5	52.5

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

15.	Impact of Other Newly Adopted and Newly Issued Accounting Principles

Business Combinations
On January 1, 2009, the Company adopted new FASB guidance related to business combinations.  This guidance establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  The guidance applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

Subsequent Events
The Company adopted new FASB guidance related to management’s review of subsequent events on June 30, 2009.  In the instance of a public registrant such as the Company, this guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in the guidance.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of this guidance did not have a material impact.

Accounting Standards Codification
The Company adopted FASB guidance related to the FASB Accounting Standards Codification (ASC) and the Hierarchy of GAAP.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement replaces prior guidance related to the hierarchy of GAAP and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for all SEC registrants.  The adoption of this guidance did not have any impact on amounts recorded on the financial statements.

Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
On January 1, 2009, the Company adopted FASB guidance related to issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  This guidance states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  The guidance also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of September 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of this guidance.

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

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Revenues
Gas Utility Services	$93.4	$143.9	$759.9	$1,002.4
Electric Utility Services	143.0	147.9	400.7	402.3
Other Operations	10.7	11.7	32.1	35.2
Eliminations	(10.3)	(11.1)	(30.9)	(33.4)
Consolidated Revenues	$236.8	$292.4	$1,161.8	$1,406.5

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(9.4)	$(10.7)	$28.4	$29.7
Electric Utility Services	17.2	22.1	37.4	41.5
Other Operations	0.9	2.2	5.7	9.2
Total Net Income	$8.7	$13.6	$71.5	$80.4

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

Indiana Gas provides energy delivery services to over 550,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2008 annual report filed on Form 10-K.

Earnings for the three months ended September 30, 2009 were $8.7 million compared to $13.6 million in 2008, a decrease of $4.9 million.  Year to date through September 30, earnings were $71.5 million in 2009, compared to $80.4 million in 2008, a decrease of $8.9 million.  The decreases reflect continued trends involving lower large customer usage and lower wholesale power sales, both of which have been impacted by the recession, as well as an expected increase in depreciation expense.  Management estimates third quarter cooling weather over 20 percent cooler than both normal and the prior year decreased earnings in the quarter by $3.2 million, or $0.04 per share.  Management estimates the mild cooling weather decreased earnings $2.1 million for the nine months compared to the prior year period.  Increased revenues associated with regulatory initiatives partially offset these declines.

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas have been volatile.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since 2006.  SIGECO’s natural gas territory has an NTA since 2005 and lost margin recovery since 2007.  The Ohio service territory had lost margin recovery since 2006.  The Ohio lost margin recovery mechanism ended when new base rates went into effect in February 2009.  This mechanism was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which will be fully implemented in February 2010, will eventually mitigate most weather risk in Ohio.  SIGECO’s electric service territory has neither NTA nor lost margin recovery mechanisms.

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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  While no one industrial customer comprises 10 percent of consolidated margin, the top five industrial electric customers comprise approximately 11 percent of electric utility margin in the nine months ended September 30, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity, and higher coal prices associated with contracts negotiated last year, the Company’s coal fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Gas utility revenues	$93.4	$143.9	$759.9	$1,002.4
Cost of gas sold	28.0	80.2	440.6	686.0
Total gas utility margin	$65.4	$63.7	$319.3	$316.4
Margin attributed to:
Residential & commercial customers	$54.8	$51.6	$275.9	$268.3
Industrial customers	9.0	9.9	33.4	37.2
Other	1.6	2.2	10.0	10.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.3	6.3	71.5	76.6
Industrial customers	15.3	18.4	55.1	67.5
Total sold & transported volumes	21.6	24.7	126.6	144.1

For the three and nine months ended September 30, 2009, gas utility margins were $65.4 million and $319.3 million, respectively, and have increased $1.7 million and $2.9 million, respectively, compared to the prior year periods.   Among all customer classes, margin increases associated with regulatory initiatives including the full impact of the Vectren North base rate increase effective in February 14, 2008 and the Vectren Ohio base rate increase effective February 22, 2009, were $2.1 million quarter over quarter and $8.4 million year to date.  Increases were offset by impacts of the recession.  During the quarter, management estimates a $0.7 million decrease in industrial customer margin associated with lower volumes sold, and slightly lower residential and commercial customer counts decreased margin approximately $0.2 million.  Year to date, management estimates $4.0 million in industrial customer margin declines and $1.2 million related to lower residential and commercial customer counts.  The impact of operating costs, including revenue and usage taxes, recovered in margin was unfavorable $0.1 million quarter over quarter and unfavorable $0.9 million year over year, reflecting lower revenue taxes offset by higher pass through operating expenses.  Ohio weather had minor, favorable impacts both in the quarter and year to date compared to the prior year periods totaling $0.8 million and $0.4 million, respectively.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2009, was $6.03 compared to $10.14 in 2008.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Electric utility revenues	$143.0	$147.9	$400.7	$402.3
Cost of fuel & purchased power	50.1	48.7	147.4	143.2
Total electric utility margin	$92.9	$99.2	$253.3	$259.1
Margin attributed to:
Residential & commercial customers	$62.5	$65.6	$170.1	$167.8
Industrial customers	23.3	23.0	63.6	64.5
Other customers	1.5	1.6	4.3	4.6
Subtotal: retail	$87.3	$90.2	$238.0	$236.9
Wholesale power & transmission system margin	$5.6	$9.0	$15.3	$22.2

Electric volumes sold in GWh attributed to:
Residential & commercial customers	770.0	833.8	2,122.1	2,195.6
Industrial customers	620.5	619.0	1,686.9	1,859.5
Other customers	4.5	4.3	14.1	58.3
Total retail volumes sold	1,395.0	1,457.1	3,823.1	4,113.4

Retail Margin
Electric retail utility margins were $87.3 million and $238.0 million for the three and nine months ended September 30, 2009, and compared to prior year periods decreased $2.9 million in the quarter and increased $1.1 million year to date.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.4 million quarter over quarter and $3.2 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.9 million quarter over quarter and $7.4 million year to date.  Management estimates weather 21 percent cooler than the prior year in the third quarter decreased residential and commercial margin $5.4 million in the third quarter and $3.6 million year to date.  Year to date, management estimates the weak economy to have decreased industrial margins approximately $5.4 million, with $1.7 million of the decline occurring in the third quarter.  The industrial decreases are due primarily to lower usage year to date and less peak usage in the quarter.

Wholesale Power and Transmission System Operation Margin
Generation capacity is from time to time in excess of native load requirements.  The Company markets and sells this unutilized generation to optimize the return on its owned assets.  Substantially all margin generated from off-system sales occurs into the MISO Day Ahead and Real Time markets.  The level of off-system sales is primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  MISO-related transmission system operation activity includes margin associated with others using the Company’s transmission system and returns on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  Returns associated with these projects meeting the criteria of MISO’s transmission expansion plans began in June 2008 and returns are increasing due to the level of capital invested in qualifying projects.

Further detail of Wholesale and Transmission activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Off-system sales	$1.2	$5.5	$4.3	$15.8
Transmission system sales	4.4	3.5	11.0	6.4
Total wholesale and transmission	$5.6	$9.0	$15.3	$22.2

For the three and nine months ended September 30, 2009, wholesale margins were $5.6 million and $15.3 million, representing decreases of $3.4 million and $6.9 million, compared to 2008.  Of the quarterly and year to date decreases $4.3 million and $11.5 million, respectively, relate to lower margin retained by the Company from off-system sales.  The Company experienced lower wholesale power marketing margins due primarily to lower demand and wholesale prices due to the recession, coupled with increased coal costs.  Year to date, off-system sales totaled 494.3 GWh in 2009, compared to 1,111.4 GWh in 2008.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.  Decreases associated with off-system sales have been partially offset by margins associated with transmission system operations.

Beginning in June 2008, the Company began earning a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations increased $0.9 million to $4.4 million for the three months ended September 30, 2009 and for the nine months ended September 30, 2009, margin increased $4.6 million, to $11.0 million.

Operating Expenses

Other Operating
For the three and nine months ended September 30, 2009, other operating expenses were $69.9 million and $227.9 million, which represent increases of $0.7 million and $10.2 million, compared to 2008.  Approximately $1.3 million and $8.3 million of the increases result from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio bad debts, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  Bad debt expense associated with the Indiana service territory decreased $0.4 million in the quarter and increased $2.3 million year to date.  The gas cost portion of bad debt expense in the Indiana service territory is recovered through gas cost recovery mechanisms.  All other operating expenses were approximately $0.2 million lower in the quarter and $0.4 million lower year to date.

Depreciation & Amortization
For the three and nine months ended September 30, 2009, depreciation expense was $45.9 million and $134.8 million, which represents increases of $4.3 million and $11.6 million, compared to 2008.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009 for which depreciation totaling $1.5 million in the quarter and $4.0 million year to date is directly recovered in electric utility margin.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2009, taxes other than income taxes were $10.8 million and $46.2 million, which represent decreases of $0.9 million for the quarter and $5.6 million year to date, compared to 2008.  The decreases are attributable to lower utility receipts, excise, and usage taxes caused principally by lower gas prices.  These expenses are tracked in revenues.

Other Income – Net

For the three and nine months ended September 30, 2009, other income – net was $2.1 million and $6.1 million, which represents an increase of $1.4 million in the quarter and $1.2 million year to date compared to 2008.  The increases reflect increasing market values associated with investments related to unqualified benefit plans.

Interest Expense

For the three and nine months ended September 30, 2009, interest expense was $20.2 million and $58.9 million, which represents an increase of $0.6 million in the quarter and a decrease of $0.6 million year to date, compared to 2008.  The increase in the quarter reflects the impact of two long-term financing transactions completed in 2009.  These transactions involved the second quarter issuance by Vectren Utility Holdings, Inc. (VUHI) of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent to institutional investors and the third quarter completion by Southern Indiana Gas and Electric Company of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.  Both periods in 2009 reflect lower short-term interest rates and lower average short-term debt balances that have been impacted favorably by lower gas prices and the issuance of new long-term debt.

Income Taxes

For the three and nine months ended September 30, 2009, federal and state income taxes were $5.3 million and $40.6 million, which represents decreases of $3.2 million and $9.0 million, compared to 2008.  The lower taxes are primarily due to lower pretax income.

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

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, USEPA has announced that it intends to publish proposed Maximum Achievable Control Technology standards for mercury in 2010.  It is uncertain what emission limit the USEPA is considering, and whether they will address hazardous pollutants in addition to mercury.  It is also possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through September 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

The need to reduce CO2 and other greenhouse gas emissions, yet provide affordable energy, requires thoughtful balance. For these reasons, Vectren supports a national climate change policy with the following elements:

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
•
Evaluating renewable energy projects to complement base load coal fired generation in advance of mandated renewable energy portfolio standards.  Recent renewable energy activity includes executing long-term contracts to purchase 80MW of wind energy generated by wind farms in Benton County, Indiana, and purchasing 3.2MW land fill gas facility located in the Company’s electric service territory.

•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles and optimizing generation efficiencies; and

Legislative Actions and Other Climate Change Initiatives
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate is in the early stages of debating a cap and trade proposal.  The cap and trade proposal is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in its completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased, after regulatory approval, a 3.2 MW landfill gas generation facility that is directly interconnected to the Company’s distribution system from a related entity and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).   The USEPA has also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating plant.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance if emission targets are based on pre-2008 levels.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in an October 2009 court decision, SIGECO was found to be a PRP at the site.  However, the Court must still determine whether such costs should be allocated among a number of PRPs, including the former owners of the site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $9.2 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.  SIGECO has undertaken significant remediation efforts at two MGP sites.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2009 and December 31, 2008, approximately $4.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.2 million and $15.0 million in the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $19.5 million and $51.2 million, respectively.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to recover costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.4 million and $2.3 million for the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $6.7 million and $3.0 million, respectively.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $70 million, as of September 30, 2009, the Company has invested approximately $11.4 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Vectren South Electric DSM and Lost Margin Recovery Filing

In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management (DSM) programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  The Company is awaiting a decision by the IURC.

Impact of Recently Issued Accounting Guidance

Fair Value Measurements

On January 1, 2009, the Company adopted FASB guidance related to fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted FASB issued guidance related to qualitative and quantitative disclosures required in both interim and annual financial statements.  This guidance describes enhanced disclosures under prior FASB guidance and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  These disclosures are included in Note 13 to the consolidated condensed financial statements.

Subsequent Events

The Company adopted new FASB guidance related to management’s review of subsequent events on June 30, 2009.  In the instance of a public registrant such as the Company, this guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in the guidance.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of this guidance did not have a material impact.

Accounting Standards Codification

The Company adopted FASB guidance related to the FASB Accounting Standards Codification (ASC) and the Hierarchy of GAAP.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement replaces prior guidance related to the hierarchy of GAAP and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for all SEC registrants.  The adoption of this guidance did not have any impact on amounts recorded on the financial statements.

Business Combinations

On January 1, 2009, the Company adopted new FASB guidance related to business combinations.  This guidance establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  The guidance applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

On January 1, 2009, the Company adopted FASB guidance related to issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  This guidance states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  The guidance also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of September 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of this guidance.

FASB Guidance on Fair Value Accounting and Disclosure

On June 30, 2009, the Company adopted additional FASB guidance related to interim disclosures about fair value of financial instruments.  This guidance requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The carrying values and estimated fair values of the Company's other financial instruments are included in Note 13 to the consolidated financial statements.

On June 30, 2009, the Company also adopted FASB guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The Company also adopted FASB guidance related to recognition and presentation of other-than-temporary impairments. This guidance impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities.   The adoption of this FASB guidance did not have any material impact to the Company’s financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of Vectren’s utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at September 30, 2009 approximated $921 million.  As of September 30, 2009, Utility Holdings had approximately $10 million of cash invested in money market funds and no material short-term borrowings outstanding to third parties.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. Utility Holdings’ utility operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  During the third quarter of 2009, Moody’s raised its credit rating on SIGECO’s secured debt from A3 to A2; otherwise, these ratings and outlooks have not changed since December 31, 2008.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49 percent and 52 percent of long-term capitalization at September 30, 2009 and December 31, 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

As of September 30, 2009, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed during this period of financial market volatility.  Over the last twelve to eighteen months, the Company has significantly enhanced its short-term borrowing capacity with the completion of several long-term financing transactions including the issuance of long-term debt in both 2008 and 2009 and the receipt of equity contributions from the settlement of an equity forward contract in 2008.  The liquidity provided by these transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, debt security redemptions, and other working capital requirements.

Regarding debt redemptions, they are insignificant for the remainder of 2009 and 2010.  In addition, holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of September 30, 2009.  In addition, investors have the one-time option to put $10 million in May of 2010.  This debt is classified in current liabilities in Long-term debt subject to tender.

Long-term debt transactions completed in 2009 include a $100 million issuance by Vectren Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt, supported by letters of credit issued under Vectren Utility Holdings' credit facility.  In addition, in 2009, SIGECO completed a $22.3 million tax-exempt first mortgage bond issuance.  These transactions are more fully discussed in Note 9 to the financial statements.

Consolidated Short-Term Borrowing Arrangements

At September 30, 2009, the Company had $520 million of short-term borrowing capacity.  As reduced by outstanding letters of credit, approximately $478 million was available.  Of the $520 million capacity, $515 million is available through November, 2010.

Historically, the Company used short-term borrowings to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  The Company has historically funded the short-term borrowing needs of its operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the turmoil and volatility in the financial markets.  As a result, the Company met short-term financing needs through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.   Throughout 2009, the Company has been able to place commercial paper without any significant issues.  However, the level of required short-term borrowings is significantly lower compared to historical trends due to the long-term financing transactions noted above.

Compared to historical trends, the Company anticipates over the next several years a greater use of the long-term capital markets to more timely finance capital investments and other growth as well as debt security redemptions.  This change comes as short-term borrowing arrangements have become less certain, more volatile, and the cost of unutilized capacity is expected to increase significantly.   Thus, while the Company expects to renew these facilities in 2010, the Company anticipates that borrowing levels will be lower due to the reduced requirements for short-term borrowings described above.  Under current market conditions, this change is expected to yield greater certainty to financing business operations at the expense of some increase in interest costs.  It is not expected the change will materially impact the Company’s earnings or cash flows.

Proceeds from Stock Plans

Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  In 2009, new issuances required to meet these various plan requirements are estimated to be approximately $6 million, and such amount contributed to Utility Holdings during the nine months ended September 30, 2009 totaled $5.5 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $71 million for the remainder of 2009.

Pension and Postretirement Funding Obligations

Due to the recent significant asset value declines experienced by Vectren’s pension plan trusts, asset values for qualified plans as of December 31, 2008 were approximately 61 percent of the projected benefit obligation. In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of approximately $28 million in 2009.  Under current market conditions, Vectren expects funding a lesser level in 2010.  A portion of this funding may be provided by Utility Holdings.   Through September 30, 2009, approximately $23.7 million in contributions were made, of which $19.0 million was funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $283.9 million in 2009, compared to $342.1 million in 2008, a decrease of $58.2 million.  The decrease was primarily due to changes in working capital, which totaled $45.0 million.  This decrease is caused by the timing of intercompany tax transactions and the timing of natural gas inventory sales and purchases due to exiting the merchant function in the Ohio service territory in October of 2008.  In addition, the Company has made increased contributions to Vectren’s pension plans during 2009.

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

During 2009, net cash flow associated with financing activities is reflective of management’s ongoing effort to rely less on short-term borrowing arrangements.  During the nine months ended September 30, 2009, the Company’s operating cash flow has funded substantially all dividends and capital expenditures.  This excess, when coupled with long-term debt transactions completed during 2009, has resulted in the repayment of all $192 million in short term borrowings outstanding at the beginning of the year.

Investing Cash Flow

Cash flow required for investing activities was $232.5 million in 2009 and $202.7 million in 2008. Approximately $20 million of the increase results from increased capital expenditures attributable to the January 2009 ice storm.

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

•
The performance of projects undertaken by Vectren’s nonutility businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, Vectren’s coal mining, gas marketing, and energy infrastructure strategies.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 6, 2009	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)