Form 10-Q
period 2010-03-31
VECTREN UTILITY HOLDINGS INC
filed 2010-05-14
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
□ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                            Accelerated filer ☐

Non-accelerated filer   ☒ (Do not check if a smaller reporting company)                                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	_____10_____	April 30, 2010
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
FASB: Financial Accounting Standards Board	MW: megawatts
FERC: Federal Energy Regulatory Commission	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
IDEM: Indiana Department of Environmental Management	OCC: Ohio Office of the Consumer Counselor
IURC: Indiana Utility Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
MCF / BCF: thousands / billions of cubic feet	PUCO: Public Utilities Commission of Ohio
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$ 68.4	$ 6.2
Accounts receivable - less reserves of $6.2 & $4.0, respectively	137.0	108.1
Receivables due from other Vectren companies	0.4	0.7
Accrued unbilled revenues	68.0	115.4
Inventories	108.6	127.9
Prepayments & other current assets	39.3	69.2
Total current assets	421.7	427.5

Utility Plant
Original cost	4,649.2	4,601.4
Less: accumulated depreciation & amortization	1,750.2	1,722.6
Net utility plant	2,899.0	2,878.8

Investments in unconsolidated affiliates	0.2	0.2
Other investments	31.7	31.4
Nonutility property - net	168.1	171.8
Goodwill - net	205.0	205.0
Regulatory assets	90.1	104.1
Other assets	3.3	4.3
TOTAL ASSETS	$ 3,819.1	$ 3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$79.1	$133.1
Accounts payable to affiliated companies	32.4	54.1
Payables to other Vectren companies	41.9	53.6
Refundable fuel & natural gas costs	12.9	22.3
Accrued liabilities	179.5	131.4
Short-term borrowings	-	16.4
Long-term debt subject to tender	41.3	51.3
Total current liabilities	387.1	462.2

Long-Term Debt - Net of Current Maturities & Debt Subject to Tender	1,264.3	1,254.8

Deferred Income Taxes & Other Liabilities
Deferred income taxes	433.5	418.0
Regulatory liabilities	330.7	322.2
Deferred credits & other liabilities	91.0	91.2
Total deferred credits & other liabilities	855.2	831.4

Commitments & Contingencies (Notes 9 - 11)

Common Shareholder's Equity
Common stock (no par value)	771.4	769.9
Retained earnings	541.0	504.7
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,312.5	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,819.1	$3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months
	Ended March 31,
	2010	2009
OPERATING REVENUES
Gas utility	$468.1	$527.4
Electric utility	144.9	125.0
Other	0.4	0.4
Total operating revenues	613.4	652.8

OPERATING EXPENSES
Cost of gas sold	297.8	354.6
Cost of fuel & purchased power	58.0	47.0
Other operating	81.6	79.3
Depreciation & amortization	46.5	43.9
Taxes other than income taxes	22.3	22.8
Total operating expenses	506.2	547.6

OPERATING INCOME	107.2	105.2

OTHER INCOME - NET	2.2	1.5

INTEREST EXPENSE	20.3	18.7

INCOME BEFORE INCOME TAXES	89.1	88.0

INCOME TAXES	33.7	31.8

NET INCOME	$55.4	$56.2

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55.4	$56.2
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	46.5	43.9
Deferred income taxes & investment tax credits	8.5	7.7
Expense portion of pension & postretirement periodic benefit cost	1.0	1.0
Provision for uncollectible accounts	6.4	4.0
Other non-cash charges - net	2.8	3.7
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	12.4	107.5
Inventories	19.3	13.2
Recoverable/refundable fuel & natural gas costs	(9.4)	24.7
Prepayments & other current assets	33.2	75.7
Accounts payable, including to Vectren companies & affiliated companies	(90.6)	(190.7)
Accrued liabilities	50.0	32.8
Changes in noncurrent assets	18.8	16.9
Changes in noncurrent liabilities	(5.8)	(8.3)
Net cash flows from operating activities	148.5	188.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	1.5	-
Proceeds from long term debt	-	41.0
Requirements for:
Dividends to parent	(19.1)	(20.7)
Retirement of long-term debt, including premiums paid	(0.6)	(0.6)
Net change in short-term borrowings	(16.4)	(158.8)
Net cash flows from financing activities	(34.6)	(139.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	1.8	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(52.1)	(87.1)
Other investing activities	(1.4)	(0.8)
Net cash flows from investing activities	(51.7)	(87.8)
Net change in cash & cash equivalents	62.2	(38.6)
Cash & cash equivalents at beginning of period	6.2	52.5
Cash & cash equivalents at end of period	$68.4	$13.9

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 5, 2010, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which none were outstanding at March 31, 2010, and Utility Holdings’ $920 million unsecured senior notes outstanding at March 31, 2010.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors, which are 100 percent owned.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, consolidating tax effects are recorded at the parent (Utility Holdings) level.  All other income taxes are calculated on a separate return basis.

Condensed Consolidating Balance Sheet as of March 31, 2010 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$6.5	$61.9	$-	$68.4
Accounts receivable - less reserves	137.0	-	-	137.0
Intercompany receivables	72.0	68.9	(140.9)	-
Receivables due from other Vectren companies	-	0.4	-	0.4
Accrued unbilled revenues	68.0	-	-	68.0
Inventories	106.3	2.3	-	108.6
Prepayments & other current assets	27.8	20.6	(9.1)	39.3
Total current assets	417.6	154.1	(150.0)	421.7
Utility Plant
Original cost	4,649.2	-	-	4,649.2
Less: accumulated depreciation & amortization	1,750.2	-	-	1,750.2
Net utility plant	2,899.0	-	-	2,899.0
Investments in consolidated subsidiaries	-	1,224.8	(1,224.8)	-
Notes receivable from consolidated subsidiaries	-	769.8	(769.8)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.4	5.3	-	31.7
Nonutility property - net	4.0	164.1	-	168.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	66.0	24.1	-	90.1
Other assets	16.1	-	(12.8)	3.3
TOTAL ASSETS	$3,634.3	$2,342.2	$(2,157.4)	$3,819.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$74.8	$4.3	$-	$79.1
Accounts payable to affiliated companies	32.4	-	-	32.4
Intercompany payables	19.8	0.3	(20.1)	-
Payables to other Vectren companies	41.9	-	-	41.9
Refundable fuel & natural gas costs	12.9	-	-	12.9
Accrued liabilities	166.8	21.8	(9.1)	179.5
Intercompany short-term borrowings	49.0	71.8	(120.8)	-
Long-term debt subject to tender	41.3	-	-	41.3
Total current liabilities	438.9	98.2	(150.0)	387.1
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	345.6	918.7	-	1,264.3
Long-term debt due to VUHI	769.8	-	(769.8)	-
Total long-term debt - net	1,115.4	918.7	(769.8)	1,264.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	425.5	8.0	-	433.5
Regulatory liabilities	326.9	3.8	-	330.7
Deferred credits & other liabilities	102.8	1.0	(12.8)	91.0
Total deferred credits & other liabilities	855.2	12.8	(12.8)	855.2
Common Shareholder's Equity
Common stock (no par value)	784.7	771.4	(784.7)	771.4
Retained earnings	440.1	541.0	(440.1)	541.0
Accumulated other comprehensive income	-	0.1	-	0.1
Total common shareholder's equity	1,224.8	1,312.5	(1,224.8)	1,312.5

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,634.3	$2,342.2	$(2,157.4)	$3,819.1

Condensed Consolidating Balance Sheet as of December 31, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.6	$0.6	-	$6.2
Accounts receivable - less reserves	108.1	-	-	108.1
Intercompany receivables	68.2	132.7	(200.9)	-
Receivables due from other Vectren companies	0.7	-	-	0.7
Accrued unbilled revenues	115.4	-	-	115.4
Inventories	124.6	3.3	-	127.9
Prepayments & other current assets	63.4	16.4	(10.6)	69.2
Total current assets	486.0	153.0	(211.5)	427.5
Utility Plant
Original cost	4,601.4	-	-	4,601.4
Less: accumulated depreciation & amortization	1,722.6	-	-	1,722.6
Net utility plant	2,878.8	-	-	2,878.8
Investments in consolidated subsidiaries	-	1,190.3	(1,190.3)	-
Notes receivable from consolidated subsidiaries	-	770.4	(770.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.0	5.4	-	31.4
Nonutility property - net	4.1	167.7	-	171.8
Goodwill - net	205.0	-	-	205.0
Regulatory assets	79.6	24.5	-	104.1
Other assets	15.2	-	(10.9)	4.3
TOTAL ASSETS	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$127.5	$5.6	$-	$133.1
Accounts payable to affiliated companies	54.1	-	-	54.1
Intercompany payables	18.2	-	(18.2)	-
Payables to other Vectren companies	53.6	-	-	53.6
Refundable fuel & natural gas costs	22.3	-	-	22.3
Accrued liabilities	120.8	21.2	(10.6)	131.4
Short-term borrowings	-	16.4	-	16.4
Intercompany short-term borrowings	113.8	68.9	(182.7)	-
Long-term debt subject to tender	51.3	-	-	51.3
Total current liabilities	561.6	112.1	(211.5)	462.2
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	335.6	919.2	-	1,254.8
Long-term debt due to VUHI	770.4	-	(770.4)	-
Total long-term debt - net	1,106.0	919.2	(770.4)	1,254.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	417.8	0.2	-	418.0
Regulatory liabilities	318.2	4.0	-	322.2
Deferred credits & other liabilities	101.0	1.1	(10.9)	91.2
Total deferred credits & other liabilities	837.0	5.3	(10.9)	831.4
Common Shareholder's Equity
Common stock (no par value)	783.1	769.9	(783.1)	769.9
Retained earnings	407.1	504.7	(407.1)	504.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,190.3	1,274.7	(1,190.3)	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

Condensed Consolidating Statement of Income for the three months ended March 31, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$468.1	$-	$-	468.1
Electric utility	144.9	-	-	144.9
Other	-	$11.1	(10.7)	0.4
Total operating revenues	613.0	11.1	(10.7)	613.4
OPERATING EXPENSES
Cost of gas	297.8	-	-	297.8
Cost of fuel & purchased power	58.0	-	-	58.0
Other operating	92.2	-	(10.6)	81.6
Depreciation & amortization	39.8	6.6	0.1	46.5
Taxes other than income taxes	21.9	0.4	-	22.3
Total operating expenses	509.7	7.0	(10.5)	506.2
OPERATING INCOME	103.3	4.1	(0.2)	107.2
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	52.1	(52.1)	-
Other income – net	1.9	12.8	(12.5)	2.2
Total other income - net	1.9	64.9	(64.6)	2.2
Interest expense	18.7	14.3	(12.7)	20.3
INCOME BEFORE INCOME TAXES	86.5	54.7	(52.1)	89.1
Income taxes	34.4	(0.7)	-	33.7
NET INCOME	$52.1	$55.4	$(52.1)	$55.4

Condensed Consolidating Statement of Income for the three months ended March 31, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$527.4	$-	$-	$527.4
Electric utility	125.0	-	-	125.0
Other	-	10.7	(10.3)	0.4
Total operating revenues	652.4	10.7	(10.3)	652.8
OPERATING EXPENSES
Cost of gas sold	354.6	-	-	354.6
Cost of fuel & purchased power	47.0	-	-	47.0
Other operating	89.3	-	(10.0)	79.3
Depreciation & amortization	37.4	6.4	0.1	43.9
Taxes other than income taxes	22.5	0.3	0.0	22.8
Total operating expenses	550.8	6.7	(9.9)	547.6
OPERATING INCOME	101.6	4.0	(0.4)	105.2
OTHER INCOME
Equity in earnings of consolidated companies	-	53.1	(53.1)	-
Other income – net	1.3	12.2	(12.0)	1.5
Total other income	1.3	65.3	(65.1)	1.5
Interest expense	17.8	13.3	(12.4)	18.7
INCOME BEFORE INCOME TAXES	85.1	56.0	(53.1)	88.0
Income taxes	32.0	(0.2)	0.0	31.8
NET INCOME	$53.1	$56.2	$(53.1)	$56.2

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$136.5	$12.0	$-	$148.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	1.5	1.5	(1.5)	1.5
Requirements for:
Dividends to parent	(19.1)	(19.1)	19.1	(19.1)
Retirement of long-term debt, including premiums paid	(0.6)	(0.6)	0.6	(0.6)
Net change in intercompany short-term borrowings	(64.8)	2.9	61.9	-
Net change in short-term borrowings	-	(16.4)	-	(16.4)
Net cash flows from financing activities	(83.0)	(31.7)	80.1	(34.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	19.1	(19.1)	-
Other investing activities	1.7	0.1	-	1.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(50.0)	(2.1)	-	(52.1)
Consolidated subsidiary investments	-	(1.5)	1.5	-
Other investing activities	(1.4)	-	-	(1.4)
Net change in long-term intercompany notes receivable	-	0.6	(0.6)	-
Net change in short-term intercompany notes receivable	(2.9)	64.8	(61.9)	-
Net cash flows from investing activities	(52.6)	81.0	(80.1)	(51.7)
Net change in cash & cash equivalents	0.9	61.3	-	62.2
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$6.5	$61.9	$-	$68.4

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$198.3	$(10.0)	$-	$188.3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs & hedging proceeds	41.0	-	-	41.0
Requirements for:
Dividends to parent	(20.6)	(20.7)	20.6	(20.7)
Retirement of long-term debt, including premiums paid	(0.6)	(0.6)	0.6	(0.6)
Net change in intercompany short-term borrowings	(150.8)	(15.8)	166.6	-
Net change in short-term borrowings	(0.4)	(158.4)	-	(158.8)
Net cash flows from financing activities	(131.4)	(195.5)	187.8	(139.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	20.6	(20.6)	-
Other investing activities	-	0.6	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(82.1)	(5.0)	-	(87.1)
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	0.6	(0.6)	-
Net change in short-term intercompany notes receivable	15.8	150.8	(166.6)	-
Net cash flows from investing activities	(67.1)	167.6	(187.8)	(87.8)
Net change in cash & cash equivalents	(0.2)	(37.9)	-	(38.6)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$9.5	$4.9	$-	$13.9

4.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Net income	$55.4	$56.2
Cash flow hedges
Reclassifications to net income	-	(0.1)
Income tax benefit	-	0.1
Total comprehensive income	$55.4	$56.2

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $15.2 million and $15.8 million in the three months ended March 31, 2010 and 2009, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Accruals for Utility & Nonutility Plant

As of March 31, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $10.2 million and $8.8 million, respectively.

7.	Transactions with Other Vectren Companies

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts purchased for the three months ended March 31, 2010 and 2009 totaled $43.5 million and $32.8 million, respectively.  Amounts owed to Vectren Fuels at March 31, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees paid by Utility Holdings and its subsidiaries totaled $5.7 million for the three months ended March 31, 2010 and $9.9 for the three months ended March 31, 2009.  Amounts owed to Miller at March 31, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 195,000 equivalent residential and commercial customers.  This customer base reflects approximately 64,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 37,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  As part of VEDO’s exiting process on October 1, 2008, it transferred its natural gas inventory at book value to its new suppliers, and purchased natural gas from those suppliers, which include Vectren Source, essentially on demand through March 31, 2010.  The second phase of VEDO’s exiting the merchant function began on April 1, 2010 (see Note 11).  Vectren Source was a successful bidder on one tranche of customers during this phase as well.

The cost of natural gas inventory purchased by Vectren Source on October 1, 2008 totaled approximately $31.6 million.  The Company purchased natural gas from Vectren Source totaling approximately $13.8 million during the three months ended March 31, 2010 and $18.8 million during the three months ended March 31, 2009.  Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at March 31, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2010 and 2009, Utility Holdings received corporate allocations totaling $13.0 million and $9.3 million, respectively.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by Vectren to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  This cost is allocated to the Company’s utilities as participates in these plans are predominately utility employees.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  As a result of the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities related to the estimated $6.1 million accrued subsidy receivable.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates at some point in the future.  As a result, the Company has recorded a regulatory asset related to this matter in its financial statements at March 31, 2010.

8.	Transactions with Affiliated Vectren Companies

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2010 and 2009 totaled $157.4 million and $165.3 million, respectively.  Amounts owed to ProLiance at March 31, 2010 and December 31, 2009 for those purchases were $32.4 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	Commitments & Contingencies

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

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.3 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2010 and December 31, 2009, approximately $5.9 million and $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

11.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009 the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design to be fully implemented by February 22, 2010 for all residential and some commercial customers.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.  The appeal is substantially the same as appeals filed by the OCC in two other cases in which the PUCO approved similar rate designs.  The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in the other two cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exiting the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, Vectren’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It will however reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  When the Company is a net seller such net revenues, which totaled $9.8 million and $10.2 million for the three months ended March 31, 2010 and 2009, respectively, are included in Electric utility revenues.  When the Company is a net purchaser such net purchases, which totaled $9.0 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO, which is included in Electric utility revenues and totaled $4.8 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system, as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

12.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,264.3	$1,367.9	$1,308.8	$1,366.4
Short-term borrowings & notes payable	-	-	16.4	16.4
Cash & cash equivalents	68.4	68.4	6.2	6.2

For the balance sheet dates presented in these financial statements, other than $62.5 million invested in money market funds and included in Cash and cash equivalents as of March 31, 2010, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.  The money market investments were valued using Level 1 inputs.

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

13.	Impact of Other Newly Adopted and Newly Issued Accounting Guidance

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on the consolidated financial statements.

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its first quarter 2010 reporting.  The adoption did not have any impact on the consolidated financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Revenues
Gas Utility Services	$468.1	$527.4
Electric Utility Services	144.9	125.0
Other Operations	11.1	10.7
Eliminations	(10.7)	(10.3)
Consolidated Revenues	$613.4	$652.8

Profitability Measure - Net Income
Gas Utility Services	$39.7	$41.2
Electric Utility Services	12.4	11.9
Other Operations	3.3	3.1
Total Net Income	$55.4	$56.2

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

Executive Summary of Consolidated Results of Operations

Results

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2009 annual report filed on Form 10-K.

In the first quarter of 2010, the Utility Holdings earnings were $55.4 million, compared to $56.2 million in 2009, a decrease of $0.8 million.  Growth in large customer margin and some benefit from the cold January and February 2010 weather, primarily in the Company’s electric operations, favorably impact utility results.  These margin increases were partially offset by anticipated first quarter impacts from rate design changes in the Ohio natural gas service territory as that territory moved to more of a fixed charge rate design, increased depreciation and interest expense associated with rate base growth and the long-term financing associated with those investments, and a higher effective tax rate than in the prior year.

The rate design approved by the PUCO on January 7, 2009 allowed for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory had a lost margin recovery mechanism similar to that in the Indiana territory.  That mechanism ended when new base rates went into effect in February 2009 and was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on monthly service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which was fully implemented in February 2010, mitigates most weather risk and risk of decreasing consumption levels in Ohio.  SIGECO’s electric service territory has neither an NTA nor lost margin recovery mechanisms; however, rate designs proposed in a recently filed rate case would provide a lost margin recovery mechanism that works in tandem with conservation initiatives, similar to rate designs in place in the Indiana natural gas service territories.

Tracked Operating Expenses
Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  In Indiana, gas pipeline integrity management costs, costs to fund energy efficiency programs, MISO transmission revenues and costs, unaccounted for gas, and the gas cost component of uncollectible accounts expense based on historical experience are tracked.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment at electric generation facilities and regional electric transmission investments are also tracked.  In Ohio expenses such as uncollectible accounts expense, percent of income payment plan expenses, costs associated with exiting the merchant function, costs to perform service riser replacement , and unaccounted for gas are subject to tracking mechanisms.

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 16 percent of electric utility margin for the three months ended March 31, 2010, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity and higher coal prices associated with contracts negotiated in 2008, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  However, during the first quarter of 2010, the Company experienced some improvement in economic conditions.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Gas utility revenues	$468.1	$527.4
Cost of gas sold	297.8	354.6
Total gas utility margin	$170.3	$172.8
Margin attributed to:
Residential & commercial customers	$150.0	$152.6
Industrial customers	16.2	15.1
Other	4.1	5.1
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	54.6	52.6
Industrial customers	26.6	24.1
Total sold & transported volumes	81.2	76.7

For the quarter ended March 31, 2010, gas utility margins were $170.3 million, a decrease of $2.5 million, compared to 2009.  Management estimates a $2.5 million decrease in margin quarter over quarter due to the Ohio rate design change.  Large customer margin increased by $1.0 million due to increased volumes sold.  Margin increased $0.4 million quarter over quarter due to an increase in operating expenses directly recovered in margin.  The remaining decrease is primarily due to lower miscellaneous revenues associated with lower gas costs.  The average cost per dekatherm of gas purchased for the three months ended March 31, 2010 was $6.75 compared to $7.39 in 2009.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009

Electric utility revenues	$144.9	$125.0
Cost of fuel & purchased power	58.0	47.0
Total electric utility margin	$86.9	$78.0
Margin attributed to:
Residential & commercial customers	$55.6	$52.0
Industrial customers	22.2	18.7
Other customers	1.7	1.6
Subtotal: retail	$79.5	$72.3
Wholesale power & transmission system margin	7.4	5.7
Total electric utility margin	$86.9	$78.0

Electric volumes sold in GWh attributed to:
Residential & commercial customers	711.9	671.6
Industrial customers	610.4	509.0
Other customers	6.0	5.1
Total retail volumes sold	1,328.3	1,185.7

Retail
Electric retail utility margin was $79.5 million for the three months ended March 31, 2010, and compared to 2009 increased $7.2 million.  Across all customer classes, year over year margin increased $1.6 million associated with returns on pollution control equipment and other investments, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.2 million.  Management estimates weather increased residential and commercial margin $1.4 million compared to 2009.  Industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, increased approximately $3.2 million due to increased volumes.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Off-system sales	$2.6	$2.7
Transmission system sales	4.8	3.0
Total wholesale margin	$7.4	$5.7

For the year three months ended March 31, 2010, wholesale margin was $7.4 million, representing an increase of $1.7 million, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations increased $1.8 million, to $4.8 million during the first quarter of 2010.

During 2010, margin from off-system sales retained by the company was generally flat compared to the prior year.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Purchased Power
As a result of being dispatched less often by the MISO and executing long-term purchased power agreements with nearby wind farms, the Company has more frequently been a purchaser of power.  For the three months ended March 31, 2010 and 2009, respectively, the Company purchased approximately 241 GWh and 115 GWh of power from the MISO and other sources.  The total cost associated with these volumes of purchased power is approximately $12.1 million and $6.7 million in 2010 and 2009, respectively, and is included in the Cost of fuel & purchased power.

Operating Expenses

Other Operating
For the three months ended March 31, 2010, other operating expenses were $81.6 million, an increase of $2.3 million, compared to 2009.  The increase results primarily from costs directly recovered in margin.  All other operating expenses were generally flat.

Depreciation & Amortization
Depreciation expense was $46.5 million for the quarter, an increase of $2.6 million compared to 2009.  This increase is reflective of over $300 million in utility expenditures placed into service over the last twelve months.  Plant additions include a landfill gas generating facility, a dry fly ash collection and disposal system, and various transmission-related projects.

Taxes Other Than Income Taxes
Taxes other than income taxes were $22.3 million for the quarter, a decrease of $0.5 million compared to the prior year quarter.  The decrease is primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter, an increase of $0.7 million compared to the prior year quarter.  The increase is primarily attributable to an increase in market values associated with investments related to benefit plans.

Interest Expense

Interest expense was $20.3 million for the quarter, an increase of $1.6 million compared to the prior year quarter.  The increase reflects the impact of long-term financing transactions completed in 2009.  The long-term financing transactions include a second quarter issuance by Utility Holdings of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent and a third quarter completion by SIGECO of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.

Income Taxes

In 2010, federal and state income taxes were $33.7 million for the quarter, an increase of $1.9 million compared to the prior year quarter.  The increase is primarily due to a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the quarter, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates at some point in the future.  As a result, the Company recorded a regulatory asset related to this matter in its financial statements at March 31, 2010.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

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

Climate Change

The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.3 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2010 and December 31, 2009, approximately $5.9 million and $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings

On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory

On January 7, 2009 the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design to be fully implemented by February 22, 2010 for all residential and some commercial customers.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.  The appeal is substantially the same as appeals filed by the OCC in two other cases in which the PUCO approved similar rate designs.  The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in the other two cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function

The second phase of VEDO’s exiting the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, Vectren’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It will however reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  When the Company is a net seller such net revenues, which totaled $9.8 million and $10.2 million for the three months ended March 31, 2010 and 2009, respectively, are included in Electric utility revenues.  When the Company is a net purchaser such net purchases, which totaled $9.0 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $4.8 million and $3.0 million for the three months ended March 31, 2010 and 2009 respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $75 million, as of December 31, 2009, the Company has invested approximately $39.1 million as of March 31, 2010.  The Company expects this project to be fully operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Impact of Recently Issued Accounting Guidance

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on the consolidated financial statements.

Fair Value Measurements & Disclosures

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its first quarter 2010 reporting.  The adoption did not have any impact on the consolidated financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 14 to the consolidated financial statements.  Utility Holdings’ long-term obligations outstanding at March 31, 2010 approximated $920 million.  As of March 31, 2010, Utility Holdings had approximately $63 million of cash invested in money market funds.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2010, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of Standard and Poor’s is stable.  The current outlook of Moody’s was updated from stable to positive subsequent to March 31, 2010.  Other than the Moody’s outlook, these ratings and outlooks have not changed since December 31, 2009.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s equity component was 50 percent and 49 percent of long-term capitalization at March 31, 2010 and December 31, 2009, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of March 31, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed throughout the financial market volatility and uncertainty.  As a result, the Company has significantly enhanced its short-term borrowing capacity.  The liquidity provided by recent financing transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

There are no debt redemptions for the remainder of 2010 and $250 million is due in December of 2011.  The Company is currently considering whether to prefund a portion of the $250 million Utility Holdings 2011 debt redemption with a long-term debt issuance in 2010.  It is anticipated that the full $250 million will not require refinancing.  In addition, investors had the one-time option to put $10 million in May of 2010; however, no notice was received during the notification period and such debt has been reclassified as long-term.  Investors have the option to put $30 million to the Company in October of 2011.  Debt that can be put to the Company within one year or that is supported by a credit facility that expires within one year is classified in current liabilities in Long-term debt subject to tender.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2010, the Company had $520 million of short-term borrowing capacity.  As reduced by letters of credit, approximately $478 million was available.  Of the $520 million in capacity, $5 million is available through June, 2010 and $515 million is available through November, 2010.

Historically, the Company used short-term borrowings to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant issue.  However, the level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the recently completed long-term financing transactions, lower natural gas prices, and exiting the merchant function in Ohio.

Compared to historical trends, the Company anticipates over the next several years a greater use of the long-term capital markets to more timely finance capital investments and other growth as well as debt security redemptions.  This change comes as short-term borrowing arrangements have become less certain, more volatile, and the cost of unutilized capacity has increased.  Thus, while the Company expects to renew its short term borrowing facilities in 2010, the Company anticipates that capacity levels will be lowered due to the reduced requirements for short-term borrowings described above.  Under current market conditions, this change is expected to yield greater certainty to financing business operations at the expense of some increase in interest costs.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  New issuances contributed to Utility Holdings added additional liquidity of $1.5 million in the first quarter of 2010.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $173 million for the remainder of 2010.

Pension and Postretirement Funding Obligations

As of December 31, 2009, Vectren’s pension plan asset values were approximately 82 percent of the projected benefit obligation.  Vectren’s management currently estimates the qualified pension plans require contributions of approximately $12 million in 2010.  Under current market conditions, Vectren estimates similar funding in 2011, of which a portion will be funded by Utility Holdings.  Through March 31, 2010, Vectren made approximately $3 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  In addition to the qualified plan funding, Vectren anticipates payments totaling $20 million in 2010 associated with its other retirement and deferred compensation plans, of which the majority is expected to be funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $148.5 million and $188.3 million during the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to changes in working capital.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities totaled $34.6 million during the three months ended March 3, 2010, compared to $139.1 million for the same period in 2009.  The lower level of cash utilized for financing activities in 2010 reflects a lesser level of payoff of short-term borrowings during 2010’s first quarter.

Investing Cash Flow

Cash flow required for investing activities was $51.7 million in 2010 and $87.8 million in 2009.  The decrease in cash flow required for investing activities is primarily due to the approximately $20 million of capital expenditures in 2009 associated with the January 2009 ice storm restoration projects.  In addition, approximately $12 million of environmental compliance capital expenditures were made in the first quarter of 2009.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2009 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2009 Form 10-K and are therefore not presented herein.

ITEM 6.  EXHIBITS

Exhibits and Certifications

12       Ratio of Earnings to Fixed Charges

31.1    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32       Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

99.1    Code of By-Laws of Vectren Corporation as Most Recently Amended April 7, 2010 and effective April 7, 2010.  (Filed and designated in Current Report on Form
           8-K filed March 4, 2010, File No. 1-15467, as Exhibit 3.1.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 14, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)