Form 10-Q
period 2010-06-30
VECTREN UTILITY HOLDINGS INC
filed 2010-08-13
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐                                                                                                                           Accelerated filer ☐

Non-accelerated filer   ☒ (Do not check if a smaller reporting company)                                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	_____10_____	July 31, 2010
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$14.4	$6.2
Accounts receivable - less reserves of $3.3 & $4.0, respectively	72.6	108.1
Receivables due from other Vectren companies	0.2	0.7
Accrued unbilled revenues	35.9	115.4
Inventories	123.4	127.9
Recoverable fuel & natural gas costs	3.2	-
Prepayments & other current assets	64.5	69.2
Total current assets	314.2	427.5

Utility Plant
Original cost	4,697.1	4,601.4
Less: accumulated depreciation & amortization	1,779.7	1,722.6
Net utility plant	2,917.4	2,878.8

Investments in unconsolidated affiliates	0.2	0.2
Other investments	30.4	31.4
Nonutility property - net	168.0	171.8
Goodwill - net	205.0	205.0
Regulatory assets	91.0	104.1
Other assets	3.2	4.3
TOTAL ASSETS	$3,729.4	$3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$57.2	$133.1
Accounts payable to affiliated companies	25.2	54.1
Payables to other Vectren companies	33.1	53.6
Refundable fuel & natural gas costs	1.3	22.3
Accrued liabilities	137.3	131.4
Short-term borrowings	-	16.4
Long-term debt subject to tender	41.3	51.3
Total current liabilities	295.4	462.2

Long-Term Debt - Net of Current Maturities & Debt Subject to Tender	1,263.7	1,254.8

Deferred Income Taxes & Other Liabilities
Deferred income taxes	443.3	418.0
Regulatory liabilities	327.8	322.2
Deferred credits & other liabilities	89.2	91.2
Total deferred credits & other liabilities	860.3	831.4

Commitments & Contingencies (Notes 9 - 11)

Common Shareholder's Equity
Common stock (no par value)	773.0	769.9
Retained earnings	536.9	504.7
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,310.0	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,729.4	$3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$122.9	$139.1	$591.0	$666.5
Electric utility	151.0	132.7	295.9	257.7
Other	0.4	0.4	0.8	0.8
Total operating revenues	274.3	272.2	887.7	925.0

OPERATING EXPENSES
Cost of gas sold	41.5	58.0	339.3	412.6
Cost of fuel & purchased power	57.8	50.3	115.8	97.3
Other operating	71.2	78.7	152.8	158.0
Depreciation & amortization	46.8	45.0	93.3	88.9
Taxes other than income taxes	11.6	12.6	33.9	35.4
Total operating expenses	228.9	244.6	735.1	792.2

OPERATING INCOME	45.4	27.6	152.6	132.8

OTHER INCOME - NET	0.8	2.5	3.0	4.0

INTEREST EXPENSE	20.3	20.0	40.6	38.7

INCOME BEFORE INCOME TAXES	25.9	10.1	115.0	98.1

INCOME TAXES	9.7	3.5	43.4	35.3

NET INCOME	$16.2	$6.6	$71.6	$62.8

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71.6	$62.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	93.3	88.9
Deferred income taxes & investment tax credits	18.7	20.1
Expense portion of pension & postretirement periodic benefit cost	2.0	1.0
Provision for uncollectible accounts	9.9	8.9
Other non-cash charges - net	6.8	5.2
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	105.6	208.0
Inventories	4.5	7.9
Recoverable/refundable fuel & natural gas costs	(24.2)	26.5
Prepayments & other current assets	7.7	58.8
Accounts payable, including to Vectren companies & affiliated companies	(127.1)	(216.6)
Accrued liabilities	8.5	(6.8)
Changes in noncurrent assets	7.4	7.0
Changes in noncurrent liabilities	(12.8)	(21.3)
Net cash flows from operating activities	171.9	250.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	3.1	4.2
Proceeds from long-term debt	-	140.1
Requirements for:
Dividends to parent	(39.5)	(41.2)
Retirement of long-term debt	(1.3)	(1.6)
Net change in short-term borrowings	(16.4)	(189.6)
Net cash flows from financing activities	(54.1)	(88.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	2.9	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(111.4)	(162.1)
Other investing activities	(1.1)	(0.8)
Net cash flows from investing activities	(109.6)	(162.8)
Net change in cash & cash equivalents	8.2	(0.5)
Cash & cash equivalents at beginning of period	6.2	52.5
Cash & cash equivalents at end of period	$14.4	$52.0

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

Indiana Gas provides energy delivery services to over 563,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $515 million in short-term credit facilities, of which none were outstanding at June 30, 2010, and Utility Holdings’ $919 million unsecured senior notes outstanding at June 30, 2010.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors, which are 100 percent owned.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, consolidating tax effects are recorded at the parent (Utility Holdings) level.  All other income taxes are calculated on a separate return basis.

Condensed Consolidating Balance Sheet as of June 30, 2010 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$4.3	$10.1	$-	$14.4
Accounts receivable - less reserves	72.6	-	-	72.6
Intercompany receivables	50.2	105.0	(155.2)	-
Receivables due from other Vectren companies	-	0.2	-	0.2
Accrued unbilled revenues	35.9	-	-	35.9
Inventories	121.6	1.8	-	123.4
Recoverable fuel & natural gas costs	3.2	-	-	3.2
Prepayments & other current assets	52.0	19.0	(6.5)	64.5
Total current assets	339.8	136.1	(161.7)	314.2
Utility Plant
Original cost	4,697.1	-	-	4,697.1
Less: accumulated depreciation & amortization	1,779.7	-	-	1,779.7
Net utility plant	2,917.4	-	-	2,917.4
Investments in consolidated subsidiaries	-	1,220.5	(1,220.5)	-
Notes receivable from consolidated subsidiaries	-	769.1	(769.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	25.1	5.3	-	30.4
Nonutility property - net	3.9	164.1	-	168.0
Goodwill - net	205.0	-	-	205.0
Regulatory assets	67.2	23.8	-	91.0
Other assets	17.7	0.1	(14.6)	3.2
TOTAL ASSETS	$3,576.3	$2,319.0	$(2,165.9)	$3,729.4

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$54.5	$2.7	$-	$57.2
Accounts payable to affiliated companies	25.2	-	-	25.2
Intercompany payables	14.2	-	(14.2)	-
Payables to other Vectren companies	33.1	-	-	33.1
Refundable fuel & natural gas costs	1.3	-	-	1.3
Accrued liabilities	123.5	20.3	(6.5)	137.3
Intercompany short-term borrowings	90.8	50.2	(141.0)	-
Long-term debt subject to tender	41.3	-	-	41.3
Total current liabilities	383.9	73.2	(161.7)	295.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	345.6	918.1	-	1,263.7
Long-term debt due to VUHI	769.1	-	(769.1)	-
Total long-term debt - net	1,114.7	918.1	(769.1)	1,263.7
Deferred Income Taxes & Other Liabilities
Deferred income taxes	430.4	12.9	-	443.3
Regulatory liabilities	324.2	3.6	-	327.8
Deferred credits & other liabilities	102.6	1.2	(14.6)	89.2
Total deferred credits & other liabilities	857.2	17.7	(14.6)	860.3
Common Shareholder's Equity
Common stock (no par value)	786.3	773.0	(786.3)	773.0
Retained earnings	434.1	536.9	(434.1)	536.9
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,220.5	1,310.0	(1,220.5)	1,310.0

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,576.3	$2,319.0	$(2,165.9)	$3,729.4

Condensed Consolidating Balance Sheet as of December 31, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.6	$0.6	-	$6.2
Accounts receivable - less reserves	108.1	-	-	108.1
Intercompany receivables	68.2	132.7	(200.9)	-
Receivables due from other Vectren companies	0.7	-	-	0.7
Accrued unbilled revenues	115.4	-	-	115.4
Inventories	124.6	3.3	-	127.9
Prepayments & other current assets	63.4	16.4	(10.6)	69.2
Total current assets	486.0	153.0	(211.5)	427.5
Utility Plant
Original cost	4,601.4	-	-	4,601.4
Less: accumulated depreciation & amortization	1,722.6	-	-	1,722.6
Net utility plant	2,878.8	-	-	2,878.8
Investments in consolidated subsidiaries	-	1,190.3	(1,190.3)	-
Notes receivable from consolidated subsidiaries	-	770.4	(770.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.0	5.4	-	31.4
Nonutility property - net	4.1	167.7	-	171.8
Goodwill - net	205.0	-	-	205.0
Regulatory assets	79.6	24.5	-	104.1
Other assets	15.2	-	(10.9)	4.3
TOTAL ASSETS	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$127.5	$5.6	$-	$133.1
Accounts payable to affiliated companies	54.1	-	-	54.1
Intercompany payables	18.2	-	(18.2)	-
Payables to other Vectren companies	53.6	-	-	53.6
Refundable fuel & natural gas costs	22.3	-	-	22.3
Accrued liabilities	120.8	21.2	(10.6)	131.4
Short-term borrowings	-	16.4	-	16.4
Intercompany short-term borrowings	113.8	68.9	(182.7)	-
Long-term debt subject to tender	51.3	-	-	51.3
Total current liabilities	561.6	112.1	(211.5)	462.2
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	335.6	919.2	-	1,254.8
Long-term debt due to VUHI	770.4	-	(770.4)	-
Total long-term debt - net	1,106.0	919.2	(770.4)	1,254.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	417.8	0.2	-	418.0
Regulatory liabilities	318.2	4.0	-	322.2
Deferred credits & other liabilities	101.0	1.1	(10.9)	91.2
Total deferred credits & other liabilities	837.0	5.3	(10.9)	831.4
Common Shareholder's Equity
Common stock (no par value)	783.1	769.9	(783.1)	769.9
Retained earnings	407.1	504.7	(407.1)	504.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,190.3	1,274.7	(1,190.3)	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

Condensed Consolidating Statement of Income for the three months ended June 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$122.9	$-	$-	122.9
Electric utility	151.0	-	-	151.0
Other	-	11.1	(10.7)	0.4
Total operating revenues	273.9	11.1	(10.7)	274.3
OPERATING EXPENSES
Cost of gas	41.5	-	-	41.5
Cost of fuel & purchased power	57.8	-	-	57.8
Other operating	81.8	-	(10.6)	71.2
Depreciation & amortization	40.1	6.6	0.1	46.8
Taxes other than income taxes	11.3	0.3	-	11.6
Total operating expenses	232.5	6.9	(10.5)	228.9
OPERATING INCOME	41.4	4.2	(0.2)	45.4
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	14.4	(14.4)	-
Other income – net	0.5	12.7	(12.4)	0.8
Total other income - net	0.5	27.1	(26.8)	0.8
Interest expense	18.7	14.2	(12.6)	20.3
INCOME BEFORE INCOME TAXES	23.2	17.1	(14.4)	25.9
Income taxes	8.8	0.9	-	9.7
NET INCOME	$14.4	$16.2	$(14.4)	$16.2

Condensed Consolidating Statement of Income for the three months ended June 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$139.1	$-	$-	$139.1
Electric utility	132.7	-	-	132.7
Other	-	10.7	(10.3)	0.4
Total operating revenues	271.8	10.7	(10.3)	272.2
OPERATING EXPENSES
Cost of gas sold	58.0	-	-	58.0
Cost of fuel & purchased power	50.3	-	-	50.3
Other operating	88.8	-	(10.1)	78.7
Depreciation & amortization	38.5	6.5	-	45.0
Taxes other than income taxes	12.3	0.3	-	12.6
Total operating expenses	247.9	6.8	(10.1)	244.6
OPERATING INCOME	23.9	3.9	(0.2)	27.6
OTHER INCOME
Equity in earnings of consolidated companies	-	5.0	(5.0)	-
Other income – net	2.2	12.7	(12.4)	2.5
Total other income	2.2	17.7	(17.4)	2.5
Interest expense	18.4	14.2	(12.6)	20.0
INCOME BEFORE INCOME TAXES	7.7	7.4	(5.0)	10.1
Income taxes	2.7	0.8	-	3.5
NET INCOME	$5.0	$6.6	$(5.0)	$6.6

Condensed Consolidating Statement of Income for the six months ended June 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$591.0	$-	$-	591.0
Electric utility	295.9	-	-	295.9
Other	-	22.2	(21.4)	0.8
Total operating revenues	886.9	22.2	(21.4)	887.7
OPERATING EXPENSES
Cost of gas	339.3	-	-	339.3
Cost of fuel & purchased power	115.8	-	-	115.8
Other operating	174.0	-	(21.2)	152.8
Depreciation & amortization	79.9	13.3	0.1	93.3
Taxes other than income taxes	33.1	0.8	-	33.9
Total operating expenses	742.1	14.1	(21.1)	735.1
OPERATING INCOME	144.8	8.1	(0.3)	152.6
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	66.6	(66.6)	-
Other income – net	2.5	25.5	(25.0)	3.0
Total other income - net	2.5	92.1	(91.6)	3.0
Interest expense	37.5	28.4	(25.3)	40.6
INCOME BEFORE INCOME TAXES	109.8	71.8	(66.6)	115.0
Income taxes	43.2	0.2	-	43.4
NET INCOME	$66.6	$71.6	$(66.6)	$71.6

Condensed Consolidating Statement of Income for the six months ended June 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$666.5	$-	$-	$666.5
Electric utility	257.7	-	-	257.7
Other	-	21.4	(20.6)	0.8
Total operating revenues	924.2	21.4	(20.6)	925.0
OPERATING EXPENSES
Cost of gas sold	412.6	-	-	412.6
Cost of fuel & purchased power	97.3	-	-	97.3
Other operating	178.1	-	(20.1)	158.0
Depreciation & amortization	75.9	13.0	-	88.9
Taxes other than income taxes	34.8	0.6	-	35.4
Total operating expenses	798.7	13.6	(20.1)	792.2
OPERATING INCOME	125.5	7.8	(0.5)	132.8
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	58.0	(58.0)	-
Other income – net	3.5	25.2	(24.7)	4.0
Total other income	3.5	83.2	(82.7)	4.0
Interest expense	36.3	27.6	(25.2)	38.7
INCOME BEFORE INCOME TAXES	92.7	63.4	(58.0)	98.1
Income taxes	34.7	0.6	-	35.3
NET INCOME	$58.0	$62.8	$(58.0)	$62.8

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$140.9	$31.0	$-	$171.9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	3.1	3.1	(3.1)	3.1
Requirements for:
Dividends to parent	(39.5)	(39.5)	39.5	(39.5)
Retirement of long-term debt	(1.3)	(1.3)	1.3	(1.3)
Net change in intercompany short-term borrowings	(23.0)	(18.7)	41.7	-
Net change in short-term borrowings	-	(16.4)	-	(16.4)
Net cash flows from financing activities	(60.7)	(72.8)	79.4	(54.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	39.5	(39.5)	-
Other investing activities	2.8	0.1	-	2.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(101.9)	(9.5)	-	(111.4)
Consolidated subsidiary investments	-	(3.1)	3.1	-
Other investing activities	(1.1)	-	-	(1.1)
Net change in long-term intercompany notes receivable	-	1.3	(1.3)	-
Net change in short-term intercompany notes receivable	18.7	23.0	(41.7)	-
Net cash flows from investing activities	(81.5)	51.3	(79.4)	(109.6)
Net change in cash & cash equivalents	(1.3)	9.5	-	8.2
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$4.3	$10.1	$-	$14.4

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$235.7	$14.7	$-	$250.4

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	4.2	4.2	(4.2)	4.2
Long-term debt	115.1	99.5	(74.5)	140.1
Requirements for:
Dividends to parent	(41.2)	(41.2)	41.2	(41.2)
Retirement of long-term debt	(1.6)	(1.6)	1.6	(1.6)
Net change in intercompany short-term borrowings	(199.4)	(35.6)	235.0	-
Net change in short-term borrowings	1.9	(191.5)	-	(189.6)
Net cash flows from financing activities	(121.0)	(166.2)	199.1	(88.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	41.2	(41.2)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(151.6)	(10.5)	-	(162.1)
Consolidated subsidiary investments	-	(4.2)	4.2	-
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	(72.9)	72.9	-
Net change in short-term intercompany notes receivable	35.6	199.4	(235.0)	-
Net cash flows from investing activities	(116.8)	153.1	(199.1)	(162.8)
Net change in cash & cash equivalents	(2.1)	1.6	-	(0.5)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$7.6	$44.4	$-	$52.0

4.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Net income	$16.2	$6.6	$71.6	$62.8
Cash flow hedges
Reclassifications to net income	-	-	-	(0.1)
Income tax benefit	-	-	-	0.1
Total comprehensive income	$16.2	$6.6	$71.6	$62.8

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.0 million and $5.7 million in the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, these taxes totaled $20.2 million and $21.6 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Accruals for Utility & Nonutility Plant

As of June 30, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $8.1 million and $8.8 million, respectively.

7.	Transactions with Other Vectren Companies

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts purchased for the three months ended June 30, 2010 and 2009 totaled $39.2 million and $30.4 million, and for the six months ended totaled $82.7 million and $63.2 million, respectively.  Amounts owed to Vectren Fuels at June 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees paid by Utility Holdings and its subsidiaries totaled $6.0 million for the three months ended June 30, 2010 and $13.8 million for the three months ended June 30, 2009.  Amounts paid for the six months ended June 30, 2010 and 2009, totaled $11.7 million and $23.7 million, respectively.  Amounts owed to Miller at June 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 205,000 equivalent residential and commercial customers.  This customer count reflects approximately 66,000 and 59,000 of VEDO’s customers that have voluntarily opted to choose their natural gas suppliers at June 30, 2010 and 2009, respectively.   The customer count also reflects approximately 35,000 customers and 37,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function at June 30, 2010 and 2009, respectively.  Most recently, Vectren Source was a successful bidder in the second regulatory-approved auction that was conducted on January 12, 2010.  As a result of this auction, starting on April 1, 2010 Vectren Source sells gas commodity directly to customers in VEDO’s service territory for a twelve month period ending April 1, 2011, and VEDO purchases receivables from Vectren Source to include those sales in one customer bill similar to the receivables purchased from Vectren Source related to customers that voluntarily chose Vectren Source as their supplier.  Total receivables purchased from Vectren Source in the three months ended June 30, 2010 and 2009, totaled $6.6 million and $6.0 million, respectively.   Total receivables purchased from Vectren Source in the six months ended June 30, 2010 and 2009, totaled $31.7 million and $33.9 million, respectively.

As part of VEDO’s initial phase of exiting the merchant function which ended on March 31, 2010, the Company purchased natural gas from Vectren Source.  Such purchases totaled $2.9 million during the three months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, amounts paid for such purchases totaled $14.1 million and $18.1 million, respectively.  Purchases subsequent to March 31, 2010 have been insignificant.

Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at June 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended June 30, 2010 and 2009, Utility Holdings received corporate allocations totaling $11.5 million and $13.5 million, respectively.  For the six months ending June 30, 1010 and 2009, Utility Holdings received corporate allocations totaling $24.5 million and $22.8 million, respectively.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by Vectren to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  This cost is allocated to the Company’s utilities as participants in these plans are predominately utility employees.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  As a result of the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities related to the estimated $6.1 million accrued subsidy receivable.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.6 million regulatory asset related to this matter in its financial statements at June 30, 2010.

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2010 and 2009 totaled $76.4 million and $74.9 million, respectively, and for the six months ended June 30, 2010 and 2009 totaled $233.8 million and $240.2 million, respectively.  Amounts owed to ProLiance at June 30, 2010 and December 31, 2009 for those purchases were $25.2 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.  On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

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

Ash Ponds & Coal Ash Disposal Regulations
In June 2010, the USEPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.   The USEPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by USEPA allow for the beneficial reuse of ash in certain circumstances.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in May 2010, SIGECO settled with the plaintiff mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.6 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.1 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2010 and December 31, 2009, approximately $9.5 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

11.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its electric base rates in its south service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case is scheduled for late August 2010.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In its latest FAC hearing, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above market prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations allowing for contract deferrals, and reducing volumes in 2011 with negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008 that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  At this point, both the timing and potential impacts of the sub docket proceeding, if any, are not known.  An order establishing the sub docket was issued by the IURC on July 28, 2010 and noted that the parties to the FAC proceeding agreed that the recovery of fuel costs in the current FAC would not be subject to refund.

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

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exiting the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $3.8 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the six months ended June 30, 2010 and 2009, such net revenues totaled $13.6 million and $13.2 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $12.5 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the six months ended June 30, 2010 and 2009, such purchases totaled $21.5 million and $16.5 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $5.8 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, transmission revenue from the MISO totaled $10.6 million and $6.6 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

12.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,305.0	$1,416.5	$1,306.1	$1,366.4
Short-term borrowings & notes payable	-	-	16.4	16.4
Cash & cash equivalents	14.4	14.4	6.2	6.2

For the balance sheet dates presented in these financial statements, other than $13.6 million invested in money market funds and included in Cash and cash equivalents as of June 30, 2010, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.  The money market investments were valued using Level 1 inputs.

Certain methods and assumptions must be used to estimate the fair value of financial instruments.  The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics.  The carrying amounts of short-term borrowings and cash & cash equivalents approximate fair value due to their short-term maturity dates and variable interest rates.  Because of the inherent difficulty of estimating interest rate and other market risks, the methods used to estimate fair value may not always be indicative of actual realizable value, and different methodologies could produce different fair value estimates at the reporting date.

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

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its 2010 reporting.  Due to the low level of items carried at fair value in the Company’s financial statements, the adoption has not had any material impact.

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

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Revenues
Gas Utility Services	$122.9	$139.1	$591.0	$666.5
Electric Utility Services	151.0	132.7	295.9	257.7
Other Operations	11.1	10.7	22.2	21.4
Eliminations	(10.7)	(10.3)	(21.4)	(20.6)
Consolidated Revenues	$274.3	$272.2	$887.7	$925.0

Profitability Measure - Net Income
Gas Utility Services	$0.1	$(3.3)	$39.9	$37.9
Electric Utility Services	14.3	8.3	26.7	20.2
Other Operations	1.8	1.6	5.0	4.7
Total Net Income	$16.2	$6.6	$71.6	$62.8

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

Indiana Gas provides energy delivery services to over 563,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2009 annual report filed on Form 10-K.

In the second quarter of 2010, the Utility Holding’s earnings were $16.2 million, compared to $6.6 million in 2009, an increase of $9.6 million.  Year to date, 2010 utility earnings were $71.6 million, compared to $62.8 million in 2009, an increase of $8.8 million.  The increases result from large customer usage and summer weather significantly warmer than normal and the prior year and lower operating costs.  Results during the periods presented have also been impacted by rate design changes in the Ohio service territory and volumetric margins from other regulatory initiatives. Depreciation and interest expense associated with rate base growth and the long-term financing associated with those investments have increased over the prior year periods.

The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.  Though there have been quarterly variances in 2010, year to date, the impact of this rate design change is essentially flat compared to the prior year.  By year end, after tax earnings are expected to increase by $1 to $2 million representing the full impact of the base rate change compared to the partial year of the new rates in the prior year.

In the Company’s electric territory, management estimates the margin impact of weather to be approximately $4.8 million favorable compared to normal temperatures in the second quarter of 2010 and $5.6 million favorable compared to normal temperatures year to date in 2010.  This compares to 2009, where management estimated a $2.2 million favorable impact on margin compared to normal in the second quarter and $1.6 million year to date.

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory has a straight fixed variable rate design.  This rate design, which was fully implemented in February 2010, mitigates most of the Ohio service territory’s weather risk and risk of decreasing consumption.  In all natural gas service territories, commissions have authorized bare steel and cast iron replacement programs.  SIGECO’s electric service territory has neither an NTA nor decoupling mechanisms; however, rate designs proposed in a recently filed rate case would limit weather risk and provide a decoupling mechanism that works in tandem with the conservation initiative, similar to rate designs in place in the Indiana natural gas service territories.

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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The impact of the recession has had and may continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  Deteriorating economic conditions also resulted in lower residential and commercial customer counts.  Further, resulting from the lower wholesale power prices, decreased demand for electricity and higher coal prices, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  During the first half of 2010, the Company has experienced some improvement in economic conditions, but stability of the economy in general remains uncertain.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Gas utility revenues	$122.9	$139.1	$591.0	$666.5
Cost of gas sold	41.5	58.0	339.3	412.6
Total gas utility margin	$81.4	$81.1	$251.7	$253.9
Margin attributed to:
Residential & commercial customers	$68.1	$68.5	$218.1	$221.1
Industrial customers	10.2	9.3	26.4	24.4
Other	3.1	3.3	7.2	8.4
Total gas utility margin	$81.4	$81.1	$251.7	$253.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	8.9	12.6	63.5	65.2
Industrial customers	19.2	15.7	45.8	39.8
Total sold & transported volumes	28.1	28.3	109.3	105.0

Gas utility margins were $81.4 million and $251.7 million for the three and six months ended June 30, 2010, and compared to 2009 increased $0.3 million in the quarter and decreased $2.2 million year to date.  Management estimates a $2.0 million increase in margin during the quarter and a $0.4 million decrease year to date due to the Ohio rate design change.  Large customer margin increased by $1.1 million in the quarter and $2.1 million year to date due primarily to increased volumes sold.  Margin decreased $2.4 million quarter over quarter and $2.0 million year to date due to changes in operating expenses directly recovered in margin.  The remaining decrease is primarily due to lower miscellaneous revenues and other revenues associated with lower gas costs.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2010 was $6.42 compared to $6.53 in 2009.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Electric utility revenues	$151.0	$132.7	$295.9	$257.7
Cost of fuel & purchased power	57.8	50.3	115.8	97.3
Total electric utility margin	$93.2	$82.4	$180.1	$160.4
Margin attributed to:
Residential & commercial customers	$60.4	$56.9	$115.8	$109.0
Industrial customers	24.8	20.3	47.2	38.9
Other customers	1.4	1.2	3.1	2.8
Subtotal: retail	$86.6	$78.4	$166.1	$150.7
Wholesale power & transmission system margin	6.6	4.0	14.0	9.7
Total electric utility margin	$93.2	$82.4	$180.1	$160.4

Electric volumes sold in GWh attributed to:
Residential & commercial customers	716.5	680.5	1,428.4	1,352.1
Industrial customers	697.1	557.4	1,307.5	1,066.4
Other customers	5.1	4.5	11.1	9.6
Total retail volumes sold	1,418.7	1,242.4	2,747.0	2,428.1

Retail
Electric retail utility margins were $86.6 million and $166.1 million for the three and six months ended June 30, 2010, and compared to 2009 increased over the prior year periods by $8.2 million and $15.4 million, respectively.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.0 million quarter over quarter and $2.6 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $0.7 million quarter over quarter and $2.0 million year to date.  Management estimates the impact of warmer than normal weather to have increased residential and commercial margin $2.6 million in the second quarter and $4.0 million year to date compared to the prior year periods.  Management also estimates industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, to have increased approximately $3.5 million in the quarter and $6.7 million year to date due primarily to increased volumes.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Off-system sales	$0.8	$0.4	$3.4	$3.1
Transmission system sales	5.8	3.6	10.6	6.6
Total wholesale margin	$6.6	$4.0	$14.0	$9.7

For the three and six months ended June 30, 2010, wholesale margin was $6.6 million and $14.0 million, representing an increase of $2.6 million and $4.3 million, respectively, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations totaled $5.8 million and $10.6 million for the three and six months ended June 30, 2010, respectively, compared to $3.6 million and $6.6 million in both the three and six months ended June 30, 2009.  Increases are primarily due to increased investment in qualifying projects.

During 2010, margin from off-system sales retained by the company was generally flat compared to the prior year periods.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Purchased Power
As a result of being dispatched less often by the MISO and executing long-term purchased power agreements with nearby wind farms, the Company has more frequently been a purchaser of power.  For the three and six months ended June 30, 2010, the Company purchased approximately 337 GWh and 578 GWh of power from the MISO and other sources, compared to 336 GWh and 451 GWh for the same periods in 2009.  The total cost associated with these volumes of purchased power is approximately $15.0 million and $27.1 million for the three and six months ended June 30, 2010, respectively, and is included in the Cost of fuel & purchased power.  For the three and six months ended June 30, 2009, the total cost was $14.5 million and $21.2 million, respectively.

Operating Expenses

Other Operating
For the three and six months ended June 30, 2010, other operating expenses were $ 71.2 million and $152.8 million, which reflect decreases of $7.5 million and $5.2 million, respectively, compared to 2009.  Excluding expenses recovered directly in margin, operating costs have decreased $6.7 million in the quarter and $6.6 million year to date.  The primary drivers of the decreases result from lower power supply operating expenses due to the timing of maintenance and outages compared to 2009, lower levels of Indiana uncollectible accounts expenses due in part to lower gas costs, and the level of expense associated with deferred compensation plans.

Depreciation & Amortization
For the three and six months ended June 30, 2010, depreciation expense was $46.8 million and $93.3 million, which represents increases of $1.8 million and $4.4 million compared to 2009.  This increase is reflective of utility expenditures placed into service.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2010, taxes other than income taxes were $11.6 million and $33.9 million, respectively, which reflect decreases of $1.0 million for the quarter and $1.5 million year over year.  The decreases are primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other income-net reflects income of $0.8 million and $3.0 million for the three and six months ended June 30, 2010, compared to $2.5 million and $4.0 million for the same periods in 2009. The decreases are primarily attributable to the change in market values associated with investments related to benefit plans.

Interest Expense

For the three and six months ended June 30, 2010, interest expense was $20.3 million and $40.6 million, which represents increases of $0.3 million in the quarter and $1.9 million year over year compared to 2009.  These small increases reflect the impact of long-term financing transactions completed in 2009, offset by lower interest from less debt outstanding overall.  The long-term financing transactions include a second quarter issuance by Utility Holdings of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent and a third quarter completion by SIGECO of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.

Income Taxes

For the three and six months ended June 30, 2010, federal and state income taxes were $9.7 million and $43.4 million, which represent increases of $6.2 million and $8.1 million compared to 2009.  The higher taxes are primarily due to increased pretax income.  The year to date increase is also reflective of a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the first quarter of 2010, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.6 million regulatory asset related to this matter in its financial statements at June 30, 2010.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.  On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change

The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

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

Ash Ponds & Coal Ash Disposal Regulations

In June 2010, the USEPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.   The USEPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by USEPA allow for the beneficial reuse of ash in certain circumstances.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in May 2010, SIGECO settled with the plaintiff mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.6 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.1 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2010 and December 31, 2009, approximately $9.5 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings

On December 11, 2009, Vectren South filed a request with the IURC to adjust its electric base rates in its south service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case is scheduled for late August 2010.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Vectren South Electric Fuel Adjustment Filings

Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In its latest FAC hearing, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above market prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations allowing for contract deferrals, and reducing volumes in 2011 with negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008 that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  At this point, both the timing and potential impacts of the sub docket proceeding, if any, are not known.  An order establishing the sub docket was issued by the IURC on July 28, 2010 and noted that the parties to the FAC proceeding agreed that the recovery of fuel costs in the current FAC would not be subject to refund.

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

Vectren Ohio Continues the Process to Exit the Merchant Function

The second phase of VEDO’s exiting the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $3.8 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the six months ended June 30, 2010 and 2009, such net revenues totaled $13.6 million and $13.2 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $12.5 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the six months ended June 30, 2010 and 2009, such purchases totaled $21.5 million and $16.5 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $5.8 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, transmission revenue from the MISO totaled $10.6 million and $6.6 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $87 million, the Company has invested approximately $46.5 million as of June 30, 2010.  The Company expects this project to be fully operational in 2011.  At that time, any operating expenses, including depreciation expense, are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event of unforeseen difficulties that delay or permanently halt the project.

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

Fair Value Measurements & Disclosures

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its 2010 reporting.  Due to the low level of items carried at fair value in the Company’s financial statements, the adoption has not had any material impact.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 14 to the consolidated financial statements.  Utility Holdings’ long-term obligations outstanding at June 30, 2010 approximated $919 million.  As of June 30, 2010, Utility Holdings had approximately $14 million of cash invested in money market funds.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2010, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of Standard and Poor’s is stable.  The current outlook of Moody’s was updated from stable to positive in April of 2010.  Other than the Moody’s outlook, these ratings and outlooks have not changed since December 31, 2009.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s equity component was 50 percent and 49 percent of long-term capitalization at June 30, 2010 and December 31, 2009, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

As of June 30, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

At June 30, 2010, the Company had $520 million of short-term borrowing capacity.  As reduced by letters of credit and borrowings currently outstanding, approximately $478 million was available.  Of the $520 million in capacity, $5 million expired on June 30, 2010 and was not renewed, and the remaining $515 million is available through November 2010.

The Company is in the process of renewing its short-term borrowing facilities, which expire in November 2010.  The renewal should be completed in the third quarter of 2010.  The Company anticipates that existing capacity levels will be lowered, due to the reduced requirements for short-term borrowings.  The level of required short-term borrowings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower natural gas prices, and exiting the merchant function in Ohio.  The Company has historically funded the short-term borrowing needs through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant difficulties and expects to use the short-term borrowing facility in instances where the commercial paper market is not efficient.  The liquidity provided by these current and planned short-term borrowing arrangements, when coupled with internally-generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed.  Given the low level of borrowings, it is anticipated that only a portion of the Utility Holdings $250 million maturity due in December 2011 will require refinancing.

Investors had the one-time option to put $10 million in May 2010; however, no notice was received during the notification period and such debt has been reclassified as long-term.  Investors have the option to put $30 million to the Company in October 2011.  Debt that can be put to the Company within one year or that is supported by a credit facility that expires within one year is classified in current liabilities in Long-term debt subject to tender.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  New issuances contributed to Utility Holdings added additional liquidity of $3.1 million during both the six months ended June 30, 2010 and 2009.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $113 million for the remainder of 2010.

Pension and Postretirement Funding Obligations

As of December 31, 2009, Vectren’s pension plan asset values were approximately 82 percent of the projected benefit obligation.  Vectren’s management currently estimates the qualified pension plans require contributions of approximately $12 million in 2010.  Under current market conditions, Vectren estimates similar funding in 2011, of which a portion will be funded by Utility Holdings.  Through June 30, 2010, Vectren made approximately $5.8 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  In addition to the qualified plan funding, Vectren has made payments totaling approximately $7 million associated with its other retirement and deferred compensation plans and anticipates additional payments of approximately $13 million in 2010, of which the majority is expected to be funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $171.9 million and $250.4 million during the six months ended June 30, 2010 and 2009, respectively.  The decrease was due to changes in working capital offset by higher net income for the six months ended June 30, 2010.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities totaled $54.1 million during the six months ended June 30, 2010, compared to $88.1 million for the same period in 2009.  Net of the issuance of long-term debt in 2009, financing activities reflect short-term debt payoffs of approximately $49.5 million in 2009 and $16.4 million in 2010.  These decreases in short-term borrowings reflect that operating cash flow was more than sufficient to fund capital expenditures and dividend requirements.

Investing Cash Flow

Cash flow required for investing activities was $109.6 million in 2010 and $162.8 million in 2009.  The decrease in cash flow required for investing activities is primarily due to the approximately $20 million of capital expenditures in 2009 associated with the January 2009 ice storm restoration projects and environmental compliance capital expenditures made during 2009.

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

●
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
•
Economic conditions surrounding the impact of the  recession, which may be more prolonged and more severe than cyclical downturns, including significantly lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; decreases in demand for natural gas and electricity; impacts on both gas and electric large customers; lower residential and commercial customer counts; and higher operating expenses.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

12    Ratio of Earnings to Fixed Charges

31.1         Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2         Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32    Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

99.1         Code of By-Laws of Vectren Corporation as Most Recently Amended June 1, 2010.  (Filed and
        designated in Current Report on Form 8-K filed April 9, 2010, File No. 1-15467, as Exhibit 3.3 which is incorporated by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 13, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)