Form 10-Q
period 2010-09-30
VECTREN UTILITY HOLDINGS INC
filed 2010-11-12
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐                                                                                                                 Accelerated filer☐

Non-accelerated filer   ☒ (Do not check if a smaller reporting company)                                        Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2010
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
FASB: Financial Accounting Standards Board	MW: megawatts
FERC: Federal Energy Regulatory Commission	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
IDEM: Indiana Department of Environmental Management	OCC: Ohio Office of the Consumer Counselor
IURC: Indiana Utility Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
MCF / BCF: thousands / billions of cubic feet	PUCO: Public Utilities Commission of Ohio
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$4.8	$6.2
Accounts receivable - less reserves of $2.9 & $4.0, respectively	64.7	108.1
Receivables due from other Vectren companies	1.0	0.7
Accrued unbilled revenues	29.7	115.4
Inventories	136.5	127.9
Recoverable fuel & natural gas costs	12.5	-
Prepayments & other current assets	84.4	69.2
Total current assets	333.6	427.5

Utility Plant
Original cost	4,737.4	4,601.4
Less: accumulated depreciation & amortization	1,808.7	1,722.6
Net utility plant	2,928.7	2,878.8

Investments in unconsolidated affiliates	0.2	0.2
Other investments	29.8	31.4
Nonutility property - net	169.7	171.8
Goodwill - net	205.0	205.0
Regulatory assets	101.9	104.1
Other assets	5.0	4.3
TOTAL ASSETS	$3,773.9	$3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$83.2	$133.1
Accounts payable to affiliated companies	22.4	54.1
Payables to other Vectren companies	25.2	53.6
Refundable fuel & natural gas costs	-	22.3
Accrued liabilities	129.0	131.4
Short-term borrowings	26.0	16.4
Long-term debt subject to tender	-	51.3
Total current liabilities	285.8	462.2

Long-Term Debt - Net of Current Maturities & Debt Subject to Tender	1,304.8	1,254.8

Deferred Income Taxes & Other Liabilities
Deferred income taxes	453.0	418.0
Regulatory liabilities	331.6	322.2
Deferred credits & other liabilities	88.7	91.2
Total deferred credits & other liabilities	873.3	831.4

Commitments & Contingencies (Notes 10 - 12)

Common Shareholder's Equity
Common stock (no par value)	774.6	769.9
Retained earnings	535.3	504.7
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,310.0	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,773.9	$3,823.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$101.8	$93.4	$692.8	$759.9
Electric utility	173.2	143.0	469.1	400.7
Other	0.4	0.4	1.2	1.2
Total operating revenues	275.4	236.8	1,163.1	1,161.8

OPERATING EXPENSES
Cost of gas sold	32.4	28.0	371.7	440.6
Cost of fuel & purchased power	64.5	50.1	180.3	147.4
Other operating	70.5	69.9	223.3	227.9
Depreciation & amortization	47.2	45.9	140.5	134.8
Taxes other than income taxes	11.2	10.8	45.1	46.2
Total operating expenses	225.8	204.7	960.9	996.9

OPERATING INCOME	49.6	32.1	202.2	164.9

OTHER INCOME - NET	0.9	2.1	3.9	6.1

INTEREST EXPENSE	20.4	20.2	61.0	58.9

INCOME BEFORE INCOME TAXES	30.1	14.0	145.1	112.1

INCOME TAXES	11.4	5.3	54.8	40.6

NET INCOME	$18.7	$8.7	$90.3	$71.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90.3	$71.5
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	140.5	134.8
Deferred income taxes & investment tax credits	31.8	51.3
Expense portion of pension & postretirement periodic benefit cost	3.1	3.1
Provision for uncollectible accounts	12.9	14.7
Other non-cash charges - net	10.0	7.3
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	115.9	219.6
Inventories	(8.6)	(29.4)
Recoverable/refundable fuel & natural gas costs	(34.8)	33.1
Prepayments & other current assets	(14.9)	38.9
Accounts payable, including to Vectren companies & affiliated companies	(111.4)	(191.7)
Accrued liabilities	0.2	(25.5)
Changes in noncurrent assets	(9.3)	(5.1)
Changes in noncurrent liabilities	(18.4)	(38.7)
Net cash flows from operating activities	207.3	283.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from Parent	4.6	5.5
Proceeds from long-term debt	-	161.1
Requirements for:
Dividends to Parent	(59.8)	(61.9)
Retirement of long-term debt	(1.6)	(2.5)
Net change in short-term borrowings	9.6	(191.9)
Net cash flows from financing activities	(47.2)	(89.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	3.0	0.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(163.4)	(231.9)
Other investing activities	(1.1)	(0.8)
Net cash flows from investing activities	(161.5)	(232.5)
Net change in cash & cash equivalents	(1.4)	(38.3)
Cash & cash equivalents at beginning of period	6.2	52.5
Cash & cash equivalents at end of period	$4.8	$14.2

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $26 million were outstanding at September 30, 2010, and Utility Holdings’ $919 million unsecured senior notes outstanding at September 30, 2010.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors, which are 100 percent owned.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement with Vectren, consolidating tax effects are recorded at the parent (Utility Holdings) level.  All other income taxes are calculated on a separate return basis.

Condensed Consolidating Balance Sheet as of September 30, 2010 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$3.9	$0.9	$-	$4.8
Accounts receivable - less reserves	64.3	0.4	-	64.7
Intercompany receivables	50.5	130.5	(181.0)	-
Receivables due from other Vectren companies	-	1.0	-	1.0
Accrued unbilled revenues	29.7	-	-	29.7
Inventories	136.0	0.5	-	136.5
Recoverable fuel & natural gas costs	12.5	-	-	12.5
Prepayments & other current assets	74.6	18.4	(8.6)	84.4
Total current assets	371.5	151.7	(189.6)	333.6
Utility Plant
Original cost	4,737.4	-	-	4,737.4
Less: accumulated depreciation & amortization	1,808.7	-	-	1,808.7
Net utility plant	2,928.7	-	-	2,928.7
Investments in consolidated subsidiaries	-	1,227.3	(1,227.3)	-
Notes receivable from consolidated subsidiaries	-	768.8	(768.8)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	24.6	5.2	-	29.8
Nonutility property - net	3.8	165.9	-	169.7
Goodwill - net	205.0	-	-	205.0
Regulatory assets	78.4	23.5	-	101.9
Other assets	19.4	1.9	(16.3)	5.0
TOTAL ASSETS	$3,631.6	$2,344.3	$(2,202.0)	$3,773.9

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$78.7	$4.5	$-	$83.2
Accounts payable to affiliated companies	22.4	-	-	22.4
Intercompany payables	12.0	-	(12.0)	-
Payables to other Vectren companies	25.2	-	-	25.2
Refundable fuel & natural gas costs	-	-	-	-
Accrued liabilities	110.5	27.1	(8.6)	129.0
Short-term borrowings	-	26.0	-	26.0
Intercompany short-term borrowings	118.5	50.5	(169.0)	-
Long-term debt subject to tender	-	-	-	-
Total current liabilities	367.3	108.1	(189.6)	285.8
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	387.0	917.8	-	1,304.8
Long-term debt due to VUHI	768.8	-	(768.8)	-
Total long-term debt - net	1,155.8	917.8	(768.8)	1,304.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	449.4	3.6	-	453.0
Regulatory liabilities	328.1	3.5	-	331.6
Deferred credits & other liabilities	103.7	1.3	(16.3)	88.7
Total deferred credits & other liabilities	881.2	8.4	(16.3)	873.3
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	439.4	535.3	(439.4)	535.3
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,227.3	1,310.0	(1,227.3)	1,310.0

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,631.6	$2,344.3	$(2,202.0)	$3,773.9

Condensed Consolidating Balance Sheet as of December 31, 2009 (in millions):

ASSETS	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Assets
Cash & cash equivalents	$5.6	$0.6	-	$6.2
Accounts receivable - less reserves	108.1	-	-	108.1
Intercompany receivables	68.2	132.7	(200.9)	-
Receivables due from other Vectren companies	0.7	-	-	0.7
Accrued unbilled revenues	115.4	-	-	115.4
Inventories	124.6	3.3	-	127.9
Prepayments & other current assets	63.4	16.4	(10.6)	69.2
Total current assets	486.0	153.0	(211.5)	427.5
Utility Plant
Original cost	4,601.4	-	-	4,601.4
Less: accumulated depreciation & amortization	1,722.6	-	-	1,722.6
Net utility plant	2,878.8	-	-	2,878.8
Investments in consolidated subsidiaries	-	1,190.3	(1,190.3)	-
Notes receivable from consolidated subsidiaries	-	770.4	(770.4)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.0	5.4	-	31.4
Nonutility property - net	4.1	167.7	-	171.8
Goodwill - net	205.0	-	-	205.0
Regulatory assets	79.6	24.5	-	104.1
Other assets	15.2	-	(10.9)	4.3
TOTAL ASSETS	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
Current Liabilities
Accounts payable	$127.5	$5.6	$-	$133.1
Accounts payable to affiliated companies	54.1	-	-	54.1
Intercompany payables	18.2	-	(18.2)	-
Payables to other Vectren companies	53.6	-	-	53.6
Refundable fuel & natural gas costs	22.3	-	-	22.3
Accrued liabilities	120.8	21.2	(10.6)	131.4
Short-term borrowings	-	16.4	-	16.4
Intercompany short-term borrowings	113.8	68.9	(182.7)	-
Long-term debt subject to tender	51.3	-	-	51.3
Total current liabilities	561.6	112.1	(211.5)	462.2
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	335.6	919.2	-	1,254.8
Long-term debt due to VUHI	770.4	-	(770.4)	-
Total long-term debt - net	1,106.0	919.2	(770.4)	1,254.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	417.8	0.2	-	418.0
Regulatory liabilities	318.2	4.0	-	322.2
Deferred credits & other liabilities	101.0	1.1	(10.9)	91.2
Total deferred credits & other liabilities	837.0	5.3	(10.9)	831.4
Common Shareholder's Equity
Common stock (no par value)	783.1	769.9	(783.1)	769.9
Retained earnings	407.1	504.7	(407.1)	504.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,190.3	1,274.7	(1,190.3)	1,274.7

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,694.9	$2,311.3	$(2,183.1)	$3,823.1

Condensed Consolidating Statement of Income for the three months ended September 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$101.8	$-	$-	101.8
Electric utility	173.2	-	-	173.2
Other	-	11.1	(10.7)	0.4
Total operating revenues	275.0	11.1	(10.7)	275.4
OPERATING EXPENSES
Cost of gas	32.4	-	-	32.4
Cost of fuel & purchased power	64.5	-	-	64.5
Other operating	81.1	-	(10.6)	70.5
Depreciation & amortization	40.3	6.7	0.2	47.2
Taxes other than income taxes	10.8	0.4	-	11.2
Total operating expenses	229.1	7.1	(10.4)	225.8
OPERATING INCOME	45.9	4.0	(0.3)	49.6
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	16.8	(16.8)	-
Other income – net	0.6	12.7	(12.4)	0.9
Total other income - net	0.6	29.5	(29.2)	0.9
Interest expense	18.9	14.2	(12.7)	20.4
INCOME BEFORE INCOME TAXES	27.6	19.3	(16.8)	30.1
Income taxes	10.8	0.6	-	11.4
NET INCOME	$16.8	$18.7	$(16.8)	$18.7

Condensed Consolidating Statement of Income for the three months ended September 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$93.4	$-	$-	93.4
Electric utility	143.0	-	-	143.0
Other	-	10.7	(10.3)	0.4
Total operating revenues	236.4	10.7	(10.3)	236.8
OPERATING EXPENSES
Cost of gas sold	28.0	-	-	28.0
Cost of fuel & purchased power	50.1	-	-	50.1
Other operating	80.1	-	(10.2)	69.9
Depreciation & amortization	39.1	6.7	0.1	45.9
Taxes other than income taxes	10.4	0.4	-	10.8
Total operating expenses	207.7	7.1	(10.1)	204.7
OPERATING INCOME	28.7	3.6	(0.2)	32.1
OTHER INCOME
Equity in earnings of consolidated companies	-	7.8	(7.8)	-
Other income – net	1.7	12.9	(12.5)	2.1
Total other income	1.7	20.7	(20.3)	2.1
Interest expense	18.6	14.3	(12.7)	20.2
INCOME BEFORE INCOME TAXES	11.8	10.0	(7.8)	14.0
Income taxes	4.0	1.3	-	5.3
NET INCOME	$7.8	$8.7	$(7.8)	$8.7

Condensed Consolidating Statement of Income for the nine months ended September 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$692.8	$-	$-	692.8
Electric utility	469.1	-	-	469.1
Other	-	33.3	(32.1)	1.2
Total operating revenues	1,161.9	33.3	(32.1)	1,163.1
OPERATING EXPENSES
Cost of gas	371.7	-	-	371.7
Cost of fuel & purchased power	180.3	-	-	180.3
Other operating	255.2	-	(31.9)	223.3
Depreciation & amortization	120.2	20.0	0.3	140.5
Taxes other than income taxes	43.9	1.1	0.1	45.1
Total operating expenses	971.3	21.1	(31.5)	960.9
OPERATING INCOME	190.6	12.2	(0.6)	202.2
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	83.4	(83.4)	-
Other income – net	3.0	38.3	(37.4)	3.9
Total other income - net	3.0	121.7	(120.8)	3.9
Interest expense	56.3	42.7	(38.0)	61.0
INCOME BEFORE INCOME TAXES	137.3	91.2	(83.4)	145.1
Income taxes	53.9	0.9	-	54.8
NET INCOME	$83.4	$90.3	$(83.4)	$90.3

Condensed Consolidating Statement of Income for the nine months ended September 30, 2009 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$759.9	$-	$-	$759.9
Electric utility	400.7	-	-	400.7
Other	-	32.1	(30.9)	1.2
Total operating revenues	1,160.6	32.1	(30.9)	1,161.8
OPERATING EXPENSES
Cost of gas sold	440.6	-	-	440.6
Cost of fuel & purchased power	147.4	-	-	147.4
Other operating	258.3	-	(30.4)	227.9
Depreciation & amortization	115.0	19.8	-	134.8
Taxes other than income taxes	45.2	1.0	-	46.2
Total operating expenses	1,006.5	20.8	(30.4)	996.9
OPERATING INCOME	154.1	11.3	(0.5)	164.9
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	65.8	(65.8)	-
Other income – net	5.2	38.1	(37.2)	6.1
Total other income	5.2	103.9	(103.0)	6.1
Interest expense	54.9	41.7	(37.7)	58.9
INCOME BEFORE INCOME TAXES	104.4	73.5	(65.8)	112.1
Income taxes	38.6	2.0	-	40.6
NET INCOME	$65.8	$71.5	$(65.8)	$71.5

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$166.5	$40.8	$-	$207.3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from Parent	4.6	4.6	(4.6)	4.6
Requirements for:
Dividends to Parent	(51.1)	(59.8)	51.1	(59.8)
Retirement of long-term debt	(1.6)	(1.6)	1.6	(1.6)
Net change in intercompany short-term borrowings	4.6	(18.4)	13.8	-
Net change in short-term borrowings	-	9.6	-	9.6
Net cash flows from financing activities	(43.5)	(65.6)	61.9	(47.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	51.1	(51.1)	-
Other investing activities	2.8	0.2	-	3.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(144.8)	(18.6)	-	(163.4)
Consolidated subsidiary investments	-	(4.6)	4.6	-
Other investing activities	(1.1)	-	-	(1.1)
Net change in long-term intercompany notes receivable	-	1.6	(1.6)	-
Net change in short-term intercompany notes receivable	18.4	(4.6)	(13.8)	-
Net cash flows from investing activities	(124.7)	25.1	(61.9)	(161.5)
Net change in cash & cash equivalents	(1.7)	0.3	-	(1.4)
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$3.9	$0.9	$-	$4.8

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$280.6	$3.3	$-	$283.9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	5.5	5.5	(5.5)	5.5
Long-term debt	136.2	99.5	(74.6)	161.1
Requirements for:
Dividends to parent	(61.9)	(61.9)	61.9	(61.9)
Retirement of long-term debt	(2.5)	(2.5)	2.5	(2.5)
Net change in intercompany short-term borrowings	(186.5)	(44.0)	230.5	-
Net change in short-term borrowings	(0.4)	(191.5)	-	(191.9)
Net cash flows from financing activities	(109.6)	(194.9)	214.8	(89.7)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	-	61.9	(61.9)	-
Other investing activities	-	0.2	-	0.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(219.3)	(12.6)	-	(231.9)
Consolidated subsidiary investments	-	(5.5)	5.5	-
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	(72.1)	72.1	-
Net change in short-term intercompany notes receivable	44.0	186.5	(230.5)	-
Net cash flows from investing activities	(176.1)	158.4	(214.8)	(232.5)
Net change in cash & cash equivalents	(5.1)	(33.2)	-	(38.3)
Cash & cash equivalents at beginning of period	9.7	42.8	-	52.5
Cash & cash equivalents at end of period	$4.6	$9.6	$-	$14.2

4.	Comprehensive Income

Comprehensive income consists of the following:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Net income	$18.7	$8.7	$90.3	$71.5
Cash flow hedges
Reclassifications to net income	-	-	-	(0.1)
Income tax benefit	-	-	-	0.1
Total comprehensive income	$18.7	$8.7	$90.3	$71.5

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.8 million and $4.3 million in the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, these taxes totaled $25.0 million and $25.9 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Accruals for Utility & Nonutility Plant

As of September 30, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $8.6 million and $8.8 million, respectively.

7.	Transactions with Other Vectren Companies

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Amounts purchased for the three months ended September 30, 2010 and 2009 totaled $34.0 million and $42.5 million, and for the nine months ended totaled $116.7 million and $105.7 million, respectively.  Amounts owed to Vectren Fuels at September 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Miller Pipeline Corporation
Miller Pipeline Corporation (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees paid by Utility Holdings and its subsidiaries totaled $6.2 million for the three months ended September 30, 2010 and $9.5 million for the three months ended September 30, 2009.  Amounts paid for the nine months ended September 30, 2010 and 2009, totaled $17.9 million and $27.4 million, respectively.  Amounts owed to Miller at September 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 204,000 equivalent residential and commercial customers.  This customer count reflects approximately 66,000 and 61,000 of VEDO’s customers that have voluntarily opted to choose their natural gas suppliers at September 30, 2010 and 2009, respectively.   Most recently, Vectren Source was a successful bidder in the second Ohio Commission-approved auction that was conducted on January 12, 2010.  As a result of this auction, Vectren Source now sells gas commodity directly to customer’s in VEDO’s service territory for a twelve month period ending April 1, 2011 and VEDO purchases receivables from Vectren Source to include those sales in one customer bill similar to the receivables purchased from Vectren Source related to customers that voluntarily chose Vectren Source as their supplier.  Total receivables purchased from Vectren Source in the three months ended September 30, 2010 and 2009, totaled $3.3 million and $2.6 million, respectively.   Total receivables purchased from Vectren Source in the nine months ended September 30, 2010 and 2009, totaled $35.0 million and $36.5 million, respectively.

As part of VEDO’s initial phase of exiting the merchant function which ended on March 31, 2010, the Company purchased natural gas from Vectren Source.  Such purchases totaled $1.4 million during the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, amounts paid for such purchases totaled $14.2 million and $19.5 million, respectively.  Purchases subsequent to March 31, 2010 have been insignificant.

Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at September 30, 2010 and December 31, 2009 are included in Payables to other Vectren companies.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended September 30, 2010 and 2009, Utility Holdings received corporate allocations totaling $11.2 million and $12.0 million, respectively.  For the nine months ending September 30, 2010 and 2009, Utility Holdings received corporate allocations totaling $35.7 million and $34.8 million, respectively.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by Vectren to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  This cost is allocated to the Company’s utilities as participants in these plans are predominately utility employees.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  As a result of the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities related to the estimated $6.1 million accrued subsidy receivable at that date.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.8 million regulatory asset related to this matter in its financial statements at September 30, 2010.

8.	Transactions with ProLiance Energy (ProLiance)

ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2010 and 2009 totaled $75.9 million and $71.5 million, respectively, and for the nine months ended September 30, 2010 and 2009 totaled $309.7 million and $311.7 million, respectively.  Amounts owed to ProLiance at September 30, 2010 and December 31, 2009 for those purchases were $22.4 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On November 3, 2010, a settlement agreement was filed with the IURC providing for ProLiance’s continued provision of gas supply services to the Company’s Indiana utilities and Citizens Gas for the period of April 1, 2011 through March 31, 2016.  The settlement has been agreed to by all of the consumer representatives that were parties to the prior settlement.  An order is anticipated by April 1, 2011. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	Financing Activities

Short Term Financing Arrangement
On September 30, 2010, a new short term financing arrangement became effective for the Company.  The Company lowered the level of capacity due to the reduced requirements for short-term borrowings.  The capacity of the facility was lowered from $515 million to $350 million.  The level of required short-term borrowings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower inventory values due to lower natural gas prices, and lower natural gas inventory volumes due to exiting the merchant function in Ohio.  This new arrangement expires in September, 2013.  As reduced by borrowings currently outstanding, approximately $324 million was available at September 30, 2010.

10.	Commitments & Contingencies

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

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007, and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.

On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  In the absence of federal legislation, several regional initiatives throughout the United States continue moving forward.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the USEPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.7 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.2 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2010 and December 31, 2009, respectively, approximately $9.1 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

12.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case was held in late August 2010.  Based on the current procedural schedule, an order is likely in the first half of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In the previous two FAC proceedings, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above spot prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations to defer certain deliveries, and to eliminate some volumes in 2011, with further negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008, including in its most recent FAC order dated November 4, 2010, that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  An order establishing the sub docket was issued by the IURC on July 28, 2010.  In October 2010, both parties recommended that this sub docket be dismissed.

Vectren South Electric Demand Side Management Program Filing
On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.  The IURC’s December 9, 2009 order is currently under review as part of a commission investigation of the reasonableness of a number of orders involving Duke Energy.

In its August filing, Vectren South proposed a three-year DSM Plan that expands the current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered via a current tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  The case will be heard in early January 2011, and the Company expects an order in early 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009, the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design.  This was fully implemented one year after implementation of new rates in February 2009.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.   The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in  two other cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exit of the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one of the six tranches of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in January 2011, in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

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

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $6.1 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the nine months ended September 30, 2010 and 2009, such net revenues totaled $19.7 million and $15.9 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $11.2 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the nine months ended September 30, 2010 and 2009, such purchases totaled $32.7 million and $26.2 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO, which is included in Electric utility revenues and totaled $4.2 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, transmission revenue from the MISO totaled $14.8 million and $11.0 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system, as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

13.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,304.8	$1,436.8	$1,306.1	$1,366.4
Short-term borrowings & notes payable	26.0	26.0	16.4	16.4
Cash & cash equivalents	4.8	4.8	6.2	6.2

For the balance sheet dates presented in these financial statements, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.

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

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Revenues
Gas Utility Services	$101.8	$93.4	$692.8	$759.9
Electric Utility Services	173.2	143.0	469.1	400.7
Other Operations	11.1	10.7	33.3	32.1
Eliminations	(10.7)	(10.3)	(32.1)	(30.9)
Consolidated Revenues	$275.4	$236.8	$1,163.1	$1,161.8

Profitability Measure - Net Income
Gas Utility Services	$(6.3)	$(9.4)	$32.0	$28.4
Electric Utility Services	23.1	17.2	51.4	37.4
Other Operations	1.9	0.9	6.9	5.7
Total Net Income	$18.7	$8.7	$90.3	$71.5

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2009 annual report filed on Form 10-K.

In the third quarter of 2010, Utility Holding’s earnings were $18.7 million, compared to $8.7 million in 2009, an increase of $10.0 million.  Year to date, 2010 Utility Holding’s earnings were $90.3 million, compared to $71.5 million in 2009, an increase of $18.8 million.  The increases result from increased large customer usage and extreme summer weather that was significantly warmer than normal and the prior year.  Also, operating costs were lower in the year to date period.

During the third quarter, cooling weather was 29 percent warmer than normal and 63 percent warmer than the prior year.  In the Company’s electric territory, management estimates the margin impact of weather to be approximately $5.7 million favorable, or $3.4 million after tax, in the third quarter of 2010 compared to normal temperatures.  Compared to the prior year quarter, the margin impact is estimated to be $9.9 million, or $5.9 million after tax.  During the nine months ended September 30, 2010, management estimates the margin impact of weather to be approximately $9.9 million favorable, or $5.9 million after tax, compared to normal temperatures.  Compared to the prior year to date period, the margin impact is estimated to be $13.1 million, or $7.8 million after tax.  Management estimates the impact of weather based on an assumption of weather sensitive sales per degree day at current rates.  Amounts here reflect management’s best estimate of weather impacts on margin from the extreme 2010 summer weather.

In addition to the impacts of the extreme weather during the quarter and year to date periods, margin increased as a result of continued improvement in the economy as evidenced by increased large customer sales volumes.

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory has a straight fixed variable rate design.  This rate design, which was fully implemented in February 2010, mitigates most of the Ohio service territory’s weather risk and risk of decreasing consumption.  In all natural gas service territories, commissions have authorized bare steel and cast iron replacement programs.  SIGECO’s electric service territory has neither an NTA nor decoupling mechanisms; however, rate designs proposed in the current rate proceeding before the IURC and other related filings would limit weather risk and provide for a decoupling and/or a lost margin recovery mechanism that works in tandem with conservation initiatives.

Tracked Operating Expenses
Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  In Indiana, gas pipeline integrity management costs, costs to fund energy efficiency programs, MISO transmission revenues and costs, unaccounted for gas, and the gas cost component of uncollectible accounts expense based on historical experience are tracked.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment at electric generation facilities and regional electric transmission investments are also tracked.  In Ohio expenses such as uncollectible accounts expense, percent of income payment plan expenses, costs associated with exiting the merchant function, costs to perform service riser replacement, and unaccounted for gas are subject to tracking mechanisms.

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The impact of the recession and general economic downturn has had and could continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  Deteriorating economic conditions also resulted in lower residential and commercial customer counts during 2009.  Further, resulting from the lower wholesale power prices, decreased demand for electricity and higher coal prices, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  Throughout 2010, the Company has experienced some improvement in economic conditions, but stability of the economy in general remains uncertain.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Gas utility revenues	$101.8	$93.4	$692.8	$759.9
Cost of gas sold	32.4	28.0	371.7	440.6
Total gas utility margin	$69.4	$65.4	$321.1	$319.3
Margin attributed to:
Residential & commercial customers	$57.5	$54.8	$275.6	$275.9
Industrial customers	10.4	9.0	36.8	33.4
Other	1.5	1.6	8.7	10.0
Total gas utility margin	$69.4	$65.4	$321.1	$319.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	5.9	6.3	69.4	71.5
Industrial customers	19.3	15.3	65.1	55.1
Total sold & transported volumes	25.2	21.6	134.5	126.6

Gas utility margins were $69.4 million and $321.1 million for the three and nine months ended September 30, 2010, and compared to 2009 increased $4.0 million in the quarter and $1.8 million year to date.  Management estimates a $3.3 million increase in margin during the quarter and a $2.9 million increase year to date due to the Ohio rate design change, as described below.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, increased by $1.6 million in the quarter and $3.7 million year to date due primarily to increased volumes sold.  Margin decreased $0.5 million quarter over quarter and $1.9 million year to date due to lower miscellaneous revenues and other revenues associated with lower gas costs.  The remaining decrease is primarily due to a $0.7 million decrease in the quarter and $2.7 million decrease year date due to lower operating expenses and revenue taxes directly recovered in margin.

The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.  The impact of this rate design change is increased margin of approximately $3.3 million in the quarter and $2.9 million year to date, or $1.7 million after tax, compared to the prior year periods.  The year to date impact is the amount expected for the full year period.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Electric utility revenues	$173.2	$143.0	$469.1	$400.7
Cost of fuel & purchased power	64.5	50.1	180.3	147.4
Total electric utility margin	$108.7	$92.9	$288.8	$253.3
Margin attributed to:
Residential & commercial customers	$73.0	$63.5	$188.8	$172.5
Industrial customers	26.9	22.3	74.1	61.2
Other customers	2.0	1.5	5.1	4.3
Subtotal: retail	$101.9	$87.3	$268.0	$238.0
Wholesale power & transmission system margin	6.8	5.6	20.8	15.3
Total electric utility margin	$108.7	$92.9	$288.8	$253.3

Electric volumes sold in GWh attributed to:
Residential & commercial customers	886.9	770.0	2,315.3	2,122.1
Industrial customers	712.2	620.5	2,019.7	1,686.9
Other customers	4.9	4.5	16.0	14.1
Total retail volumes sold	1,604.0	1,395.0	4,351.0	3,823.1

Retail
Electric retail utility margins were $101.9 million and $268.0 million for the three and nine months ended September 30, 2010, and compared to 2009 increased over the prior year periods by $14.6 million and $30.0 million, respectively.  Management estimates the impact of warmer than normal weather to have increased residential and commercial margin $9.9 million in the third quarter and $13.1 million year to date compared to the prior year periods.  Management also estimates industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, to have increased approximately $3.8 million in the quarter and $10.5 million year to date due primarily to increased volumes.  Margin among the customer classes associated with returns on pollution control investments increased $0.7 million quarter over quarter and $3.3 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.1 million quarter over quarter and $3.1 million year to date.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Off-system sales	$2.6	$1.2	$6.0	$4.3
Transmission system sales	4.2	4.4	14.8	11.0
Total wholesale margin	$6.8	$5.6	$20.8	$15.3

For the three and nine months ended September 30, 2010, wholesale margin was $6.8 million and $20.8 million, representing an increase of $1.2 million and $5.5 million, respectively, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $4.2 million and $14.8 million for the three and nine months ended September 30, 2010, respectively, compared to $4.4 million and $11.0 million in both the three and nine months ended September 30, 2009.  During 2010, margin from off-system sales retained by the Company has increased $1.4 million in the quarter and $1.7 million year to date compared to the prior year periods.

Operating Expenses

Other Operating
For the three and nine months ended September 30, 2010, other operating expenses were $ 70.5 million and $223.3 million, which reflect a minor increase in the quarter and a $4.6 million decrease year to date compared to 2009.  Excluding expenses recovered directly in margin, operating costs were generally flat quarter over quarter and decreased $6.5 million year to date.  The primary drivers of the year to date decrease are lower power supply operating expenses due to the timing of maintenance and outages compared to 2009 and a lower level of Indiana uncollectible accounts expense.

Depreciation & Amortization
For the three and nine months ended September 30, 2010, depreciation expense was $47.2 million and $140.5 million, which represent increases of $1.3 million and $5.7 million compared to 2009.  This increase is reflective of utility capital expenditures placed into service.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2010, taxes other than income taxes were $11.2 million and $45.1 million, respectively, which reflect a minor increase in the quarter and a decrease of $1.1 million year over year.  The year to date decrease is primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other income-net reflects income of $0.9 million and $3.9 million for the three and nine months ended September 30, 2010, compared to $2.1 million and $6.1 million for the same periods in 2009. The higher earnings in 2009 reflect the partial recovery from the 2008 market declines associated with investments related to benefit plans.

Interest Expense

For the three and nine months ended September 30, 2010, interest expense was $20.4 million and $61.0 million, which represents a minor increase in the quarter and a $2.1 million increase year over year compared to 2009.  These small increases reflect the impact of long-term financing transactions completed in 2009, offset by lower interest from less debt outstanding overall.

Income Taxes

For the three and nine months ended September 30, 2010, federal and state income taxes were $11.4 million and $54.8 million, which represent increases of $6.1 million and $14.2 million compared to 2009.  The higher taxes are primarily due to increased pretax income.  The year to date increase is also reflective of a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the first quarter of 2010, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.8 million regulatory asset related to this matter in its financial statements at September 30, 2010.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007, and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.

On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change

The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  In the absence of federal legislation, several regional initiatives throughout the United States continue moving forward.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the USEPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.7 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.2 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2010 and December 31, 2009, respectively, approximately $9.1 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings

On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case was held in late August 2010.  Based on the current procedural schedule, an order is likely in the first half of 2011.

Vectren South Electric Fuel Adjustment Filings

Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In the previous two FAC proceedings, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above spot prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations to defer certain deliveries, and to eliminate some volumes in 2011, with further negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008, including in its most recent FAC order dated November 4, 2010, that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  An order establishing the sub docket was issued by the IURC on July 28, 2010.  In October 2010, both parties recommended that this sub docket be dismissed.

Vectren South Electric Demand Side Management Program Filing

On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.  The IURC’s December 9, 2009 order is currently under review as part of a commission investigation of the reasonableness of a number of orders involving Duke Energy.

In its August filing, Vectren South proposed a three-year DSM Plan that expands the current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered via a current tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  The case will be heard in early January 2011, and the Company expects an order in early 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory

On January 7, 2009, the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design.  This was fully implemented one year after implementation of new rates in February 2009.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.   The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in  two other cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function

The second phase of VEDO’s exit of the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one of the six tranches of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in January 2011, in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

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

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $6.1 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the nine months ended September 30, 2010 and 2009, such net revenues totaled $19.7 million and $15.9 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $11.2 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the nine months ended September 30, 2010 and 2009, such purchases totaled $32.7 million and $26.2 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $4.2 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, transmission revenue from the MISO totaled $14.8 million and $11.0 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $90 million, the Company has invested approximately $51.7 million as of September 30, 2010.  The Company expects this project to be fully operational in 2012.  At that time, any operating expenses, including depreciation expense, are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event of unforeseen difficulties that delay or permanently halt the project.

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

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 15 to the consolidated financial statements.  Utility Holdings’ long-term obligations outstanding at September 30, 2010 approximated $919 million.  As of September 30, 2010, Utility Holdings had approximately $26 million in short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2010, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings of SIGECO’s secured debt, at September 30, 2010, are A/A1 as rated by Standard and Poor’s and Moody’s, respectively.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  In September of 2010, Moody’s increased its rating on Utility Holdings’ and Indiana Gas’ senior unsecured debt from Baa1 to A3 and on SIGECO’s secured debt from A2 to A1.  The current outlook of both Standard and Poor’s and Moody’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s equity component was 50 percent and 49 percent of long-term capitalization at September 30, 2010 and December 31, 2009, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

As of September 30, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.

At September 30, 2010, the Company had $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $324 million was available at September 30, 2010.  The short-term credit facility was renewed on September 30, 2010 and is available through September 2013.

During the short-term credit facility renewal process, the Company lowered the level of capacity due to the reduced requirements for short-term borrowings.  The short-term borrowing facilities were lowered from $515 million to $350 million.  The level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower inventory values due to lower natural gas prices, and lower natural gas inventory volumes due to exiting the merchant function in Ohio.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant difficulties and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  The liquidity provided by its short-term borrowing arrangements, when coupled with internally-generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

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

As of September 30, 2010, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.3 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from the renewed credit line that expires in September of 2013.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2010.

Proceeds from Stock Plans
Vectren may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements and contribute those proceeds to Utility Holdings.  New issuances contributed to Utility Holdings added additional liquidity of $4.6 million during the nine months ended September 30, 2010 and $4.5 million during the nine months ended September 30, 2009.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $9 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $64 million for the remainder of 2010.

Pension and Postretirement Funding Obligations

As of December 31, 2009, Vectren’s pension plan asset values were approximately 82 percent of the projected benefit obligation.  Vectren’s management currently estimates the qualified pension plans require contributions of approximately $12 million in 2010 and a similar funding in 2011 under current market conditions, of which a portion will be funded by Utility Holdings.  Through September 30, 2010, Vectren made approximately $8.8 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  In addition to the qualified plan funding, Vectren has made payments totaling approximately $11 million associated with its other retirement and deferred compensation plans and anticipates additional payments of approximately $9 million in 2010, of which the majority is expected to be funded by Utility Holdings.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $207.3 million and $283.9 million during the nine months ended September 30, 2010 and 2009, respectively. The $78.6 million decrease was primarily due to changes in working capital, which reduced operating cash flow approximately $98.6 million. The decrease in operating cash flow resulting from working capital requirements was partially offset by a lower level of payments by Utility Holdings related to retirement benefits during the nine months ended September 30, 2010.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities was $47.2 million in 2010 and $89.7 million in 2009.  In 2010, the lower requirement reflects a less reliance on short-term borrowings and that operating cash flows have been more than sufficient to fund capital expenditures.

Investing Cash Flow

Cash flow required for investing activities was $161.5 million in 2010 and $232.5 million in 2009.  The decrease in cash flow required for investing activities is due to the approximately $20 million of capital expenditures in 2009 associated with the January 2009 ice storm restoration projects, and less expenditures for fly ash management and generation projects.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

12       Ratio of Earnings to Fixed Charges

31.1    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32       Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

99.1     Code of By-Laws of Vectren Corporation as Most Recently Amended November 8, 2010.  (Filed and designated in
    Current Report on Form 8-K filed November 9, 2010, File No. 1-15467, as Exhibit 3.1 which is incorporated by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 12, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)