Form 10-Q
period 2011-03-31
VECTREN UTILITY HOLDINGS INC
filed 2011-05-12
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2011
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
FASB: Financial Accounting Standards Board	MW: megawatts
FERC: Federal Energy Regulatory Commission	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
IDEM: Indiana Department of Environmental Management	OCC: Ohio Office of the Consumer Counselor
IURC: Indiana Utility Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
MCF / BCF: thousands / billions of cubic feet	PUCO: Public Utilities Commission of Ohio
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3	Quantitative and Qualitative Disclosures About Market Risk	34
4	Controls and Procedures	34

	PART II. OTHER INFORMATION
1	Legal Proceedings	34
1A	Risk Factors	34
6	Exhibits	35
	Signatures	35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash & cash equivalents	$31.4	$2.4
Accounts receivable - less reserves of $7.5 &
$4.5, respectively	110.0	106.7
Receivables due from other Vectren companies	0.2	0.1
Accrued unbilled revenues	79.8	127.8
Inventories	108.0	135.2
Recoverable fuel & natural gas costs	3.0	7.9
Prepayments & other current assets	40.0	83.4
Total current assets	372.4	463.5

Utility Plant
Original cost	4,827.4	4,791.7
Less: accumulated depreciation & amortization	1,867.6	1,836.3
Net utility plant	2,959.8	2,955.4

Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.0	31.3
Nonutility plant - net	161.6	167.2
Goodwill - net	205.0	205.0
Regulatory assets	90.6	96.9
Other assets	4.6	5.0
TOTAL ASSETS	$3,826.2	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2011	2010
LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$71.4	$126.0
Accounts payable to affiliated companies	28.2	59.3
Payables to other Vectren companies	27.6	48.7
Accrued liabilities	170.1	135.9
Short-term borrowings	-	47.0
Current maturities of long-term debt	100.0	250.0
Long-term debt subject to tender	30.0	30.0
Total current liabilities	427.3	696.9

Long-Term Debt - Net of Current Maturities &
Debt Subject to Tender	1,174.7	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	490.1	474.7
Regulatory liabilities	339.2	333.5
Deferred credits & other liabilities	53.8	79.2
Total deferred credits & other liabilities	883.1	887.4
Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	774.6	774.6
Retained earnings	566.4	540.7
Accumulated other comprehensive income	0.1	0.1
Total common shareholder's equity	1,341.1	1,315.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,826.2	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months
	Ended March 31,
	2011	2010
OPERATING REVENUES
Gas utility	$356.7	$468.1
Electric utility	146.4	144.9
Other	0.5	0.4
Total operating revenues	503.6	613.4

OPERATING EXPENSES
Cost of gas sold	195.1	297.8
Cost of fuel & purchased power	59.5	58.0
Other operating	86.9	81.6
Depreciation & amortization	48.2	46.5
Taxes other than income taxes	18.0	22.3
Total operating expenses	407.7	506.2

OPERATING INCOME	95.9	107.2

Other income - net	1.7	2.2

Interest expense	20.4	20.3

INCOME BEFORE INCOME TAXES	77.2	89.1

Income taxes	28.6	33.7

NET INCOME	$48.6	$55.4

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48.6	$55.4
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	48.2	46.5
Deferred income taxes & investment tax credits	14.0	8.5
Expense portion of pension & postretirement periodic benefit cost	1.1	1.0
Provision for uncollectible accounts	5.9	6.4
Other non-cash expense - net	2.3	2.8
Changes in working capital accounts:
Accounts receivable, including to Vectren companies
& accrued unbilled revenue	38.7	12.4
Inventories	27.2	19.3
Recoverable/refundable fuel & natural gas costs	5.1	(9.4)
Prepayments & other current assets	43.3	33.2
Accounts payable, including to Vectren companies
& affiliated companies	(108.5)	(90.6)
Accrued liabilities	34.4	50.0
Changes in noncurrent assets	7.0	18.8
Changes in noncurrent liabilities	(29.2)	(5.8)
Net cash flows from operating activities	138.1	148.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	-	1.5
Requirements for:
Dividends to parent	(22.9)	(19.1)
Retirement of long-term debt	(0.1)	(0.6)
Net change in short-term borrowings, including from other
Vectren companies	(47.0)	(16.4)
Net cash flows from financing activities	(70.0)	(34.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	1.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(39.2)	(52.1)
Other investments	-	(1.4)
Net cash flows from investing activities	(39.1)	(51.7)
Net change in cash & cash equivalents	29.0	62.2
Cash & cash equivalents at beginning of period	2.4	6.2
Cash & cash equivalents at end of period	$31.4	$68.4

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

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 314,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which none is outstanding at March 31, 2011, and Utility Holdings’ $919 million unsecured senior notes outstanding at March 31, 2011.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of March 31, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$10.6	$20.8	-	$31.4
Accounts receivable - less reserves	110.0	-	-	110.0
Intercompany receivables	50.0	329.4	(379.4)	-
Receivables due from other Vectren companies	0.2	-	-	0.2
Accrued unbilled revenues	79.8	-	-	79.8
Inventories	107.9	0.1	-	108.0
Recoverable fuel & natural gas costs	3.0	-	-	3.0
Prepayments & other current assets	61.4	2.2	(23.6)	40.0
Total current assets	422.9	352.5	(403.0)	372.4
Utility Plant
Original cost	4,827.4	-	-	4,827.4
Less: accumulated depreciation & amortization	1,867.6	-	-	1,867.6
Net utility plant	2,959.8	-	-	2,959.8
Investments in consolidated subsidiaries	-	1,262.8	(1,262.8)	-
Notes receivable from consolidated subsidiaries	-	521.1	(521.1)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.9	5.1	-	32.0
Nonutility property - net	3.6	158.0	-	161.6
Goodwill - net	205.0	-	-	205.0
Regulatory assets	67.7	22.9	-	90.6
Other assets	41.8	3.8	(41.0)	4.6
TOTAL ASSETS	$3,727.9	$2,326.2	$(2,227.9)	$3,826.2

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$69.3	$2.1	$-	$71.4
Accounts payable to affiliated companies	28.2	-	-	28.2
Intercompany payables	18.9	-	(18.9)	-
Payables to other Vectren companies	27.6	-	-	27.6
Accrued liabilities	160.2	33.5	(23.6)	170.1
Intercompany short-term borrowings	62.8	50.3	(113.1)	-
Current maturities of long-term debt	-	100.0	-	100.0
Current maturities of intercompany long-term debt	247.4	-	(247.4)	-
Long-term debt subject to tender	30.0	-	-	30.0
Total current liabilities	644.4	185.9	(403.0)	427.3
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	357.0	817.7	-	1,174.7
Long-term debt due to VUHI	521.1	-	(521.1)	-
Total long-term debt - net	878.1	817.7	(521.1)	1,174.7
Deferred Income Taxes & Other Liabilities
Deferred income taxes	513.1	(23.0)	-	490.1
Regulatory liabilities	336.1	3.1	-	339.2
Deferred credits & other liabilities	93.4	1.4	(41.0)	53.8
Total deferred credits & other liabilities	942.6	(18.5)	(41.0)	883.1
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	474.9	566.4	(474.9)	566.4
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,262.8	1,341.1	(1,262.8)	1,341.1
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,727.9	$2,326.2	$(2,227.9)	$3,826.2

Condensed Consolidating Balance Sheet as of December 31, 2010 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$2.0	$0.4	$-	$2.4
Accounts receivable - less reserves	106.7	-	-	106.7
Intercompany receivables	65.9	162.2	(228.1)	-
Receivables due from other Vectren companies	0.1	-	-	0.1
Accrued unbilled revenues	127.8	-	-	127.8
Inventories	135.2	-	-	135.2
Recoverable fuel & natural gas costs	7.9	-	-	7.9
Prepayments & other current assets	97.2	2.4	(16.2)	83.4
Total current assets	542.8	165.0	(244.3)	463.5
Utility Plant
Original cost	4,791.7	-	-	4,791.7
Less: accumulated depreciation & amortization	1,836.3	-	-	1,836.3
Net utility plant	2,955.4	-	-	2,955.4
Investments in consolidated subsidiaries	-	1,239.1	(1,239.1)	-
Notes receivable from consolidated subsidiaries	-	768.7	(768.7)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.1	5.2	-	31.3
Nonutility property - net	3.7	163.5	-	167.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	73.7	23.2	-	96.9
Other assets	21.5	1.7	(18.2)	5.0
TOTAL ASSETS	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$116.0	$10.0	$-	$126.0
Accounts payable to affiliated companies	59.3	-	-	59.3
Intercompany payables	16.9	-	(16.9)	-
Payables to other Vectren companies	48.7	-	-	48.7
Accrued liabilities	124.3	27.8	(16.2)	135.9
Short-term borrowings	-	47.0	-	47.0
Intercompany short-term borrowings	145.1	65.9	(211.0)	-
Current maturities of long-term debt	-	250.0	-	250.0
Long-term debt subject to tender	30.0	-	-	30.0
Total current liabilities	540.3	400.7	(244.1)	696.9
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	357.1	667.7	-	1,024.8
Long-term debt due to VUHI	768.7	-	(768.7)	-
Total long-term debt - net	1,125.8	667.7	(768.7)	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	496.9	(22.1)	(0.1)	474.7
Regulatory liabilities	330.2	3.3	-	333.5
Deferred credits & other liabilities	96.1	1.4	(18.3)	79.2
Total deferred credits & other liabilities	923.2	(17.4)	(18.4)	887.4
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	451.2	540.7	(451.2)	540.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,239.1	1,315.4	(1,239.1)	1,315.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

Condensed Consolidating Statement of Income for the three months ended March 31, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$356.7	$-	$-	$356.7
Electric utility	146.4	-	-	146.4
Other	-	11.0	(10.5)	0.5
Total operating revenues	503.1	11.0	(10.5)	503.6
OPERATING EXPENSES
Cost of gas sold	195.1	-	-	195.1
Cost of fuel & purchased power	59.5	-	-	59.5
Other operating	97.4	-	(10.5)	86.9
Depreciation & amortization	41.4	6.7	0.1	48.2
Taxes other than income taxes	17.6	0.4	-	18.0
Total operating expenses	411.0	7.1	(10.4)	407.7
OPERATING INCOME	92.1	3.9	(0.1)	95.9
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	44.7	(44.7)	-
Other – net	1.5	12.8	(12.6)	1.7
Total other income (expense)	1.5	57.5	(57.3)	1.7
Interest expense	18.9	14.2	(12.7)	20.4
INCOME BEFORE INCOME TAXES	74.7	47.2	(44.7)	77.2
Income taxes	30.0	(1.4)	-	28.6
NET INCOME	$44.7	$48.6	$(44.7)	$48.6

Condensed Consolidating Statement of Income for the three months ended March 31, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$468.1	$-	$-	468.1
Electric utility	144.9	-	-	144.9
Other	-	$11.1	(10.7)	0.4
Total operating revenues	613.0	11.1	(10.7)	613.4
OPERATING EXPENSES
Cost of gas	297.8	-	-	297.8
Cost of fuel & purchased power	58.0	-	-	58.0
Other operating	92.2	-	(10.6)	81.6
Depreciation & amortization	39.8	6.6	0.1	46.5
Taxes other than income taxes	21.9	0.4	-	22.3
Total operating expenses	509.7	7.0	(10.5)	506.2
OPERATING INCOME	103.3	4.1	(0.2)	107.2
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	52.1	(52.1)	-
Other income – net	1.9	12.8	(12.5)	2.2
Total other income - net	1.9	64.9	(64.6)	2.2
Interest expense	18.7	14.3	(12.7)	20.3
INCOME BEFORE INCOME TAXES	86.5	54.7	(52.1)	89.1
Income taxes	34.4	(0.7)	-	33.7
NET INCOME	$52.1	$55.4	$(52.1)	$55.4

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$134.7	$3.4	$-	$138.1

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(21.1)	(22.9)	21.1	(22.9)
Retirement of long-term debt, including premiums paid	(0.1)	(0.1)	0.1	(0.1)
Net change in intercompany short-term borrowings	(82.3)	(15.6)	97.9	-
Net change in short-term borrowings	-	(47.0)	-	(47.0)
Net cash flows from financing activities	(103.5)	(85.6)	119.1	(70.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	21.1	(21.1)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(38.2)	(1.0)	-	(39.2)
Net change in long-term intercompany notes receivable	-	0.1	(0.1)	-
Net change in short-term intercompany notes receivable	15.6	82.3	(97.9)	-
Net cash flows from investing activities	(22.6)	102.6	(119.1)	(39.1)
Net change in cash & cash equivalents	8.6	20.4	-	29.0
Cash & cash equivalents at beginning of period	2.0	0.4	-	2.4
Cash & cash equivalents at end of period	$10.6	$20.8	$-	$31.4

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$136.5	$12.0	$-	$148.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution from parent	1.5	1.5	(1.5)	1.5
Requirements for:
Dividends to parent	(19.1)	(19.1)	19.1	(19.1)
Retirement of long-term debt, including premiums paid	(0.6)	(0.6)	0.6	(0.6)
Net change in intercompany short-term borrowings	(64.8)	2.9	61.9	-
Net change in short-term borrowings	-	(16.4)	-	(16.4)
Net cash flows from financing activities	(83.0)	(31.7)	80.1	(34.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	19.1	(19.1)	-
Other investing activities	1.7	0.1	-	1.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(50.0)	(2.1)	-	(52.1)
Consolidated subsidiary investments	-	(1.5)	1.5	-
Other investing activities	(1.4)	-	-	(1.4)
Net change in long-term intercompany notes receivable	-	0.6	(0.6)	-
Net change in short-term intercompany notes receivable	(2.9)	64.8	(61.9)	-
Net cash flows from investing activities	(52.6)	81.0	(80.1)	(51.7)
Net change in cash & cash equivalents	0.9	61.3	-	62.2
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$6.5	$61.9	$-	$68.4

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $11.0 million and $15.2 million in the three months ended March 31, 2011 and 2010 respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of March 31, 2011 and December 31, 2010, the Company has accruals related to utility and nonutility plant purchases totaling approximately $11.7 million and $11.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with IURC.  Such purchases for the three months ended March 31, 2011 and 2010 totaled $33.2 million and $43.5 million, respectively.  Amounts owed to Vectren Fuels at March 31, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Miller Pipeline, LLC
Miller Pipeline, LLC (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $4.9 million for the three months ended March 31, 2011 and $2.4 million for the three months ended March 31, 2010.  Amounts owed to Miller at March 31, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 225,000 equivalent residential and commercial customers.  This customer count reflects nearly 100,000 customers in VEDO’s service territory that have either voluntarily opted to choose their natural gas supplier or are supplied natural gas by Vectren Source but remain customers of the regulated utility as part of VEDO’s exit the merchant function process.  As a result of an auction on January 12, 2010, Vectren Source began selling gas commodity directly to customer’s in VEDO’s service territory for a twelve month period which ended April 1, 2011 and VEDO purchases receivables from Vectren Source to include those sales in one customer bill similar to the receivables purchased from Vectren Source related to customers that voluntarily chose Vectren Source as their supplier.  As a result of a supplier choice auction held on January 18, 2011 in VEDO’s service territory, Vectren Source will increase its customer base by 28,000 to over 250,000.  Total receivables purchased from Vectren Source in the three months ended March 31, 2011 and 2010, totaled $36.4 million and $25.1 million, respectively.

As part of VEDO’s initial phase of exiting the merchant function which ended on March 31, 2010, the Company purchased natural gas from Vectren Source.  Such purchases totaled $13.8 million during the three months ended March 31, 2010.  Purchases subsequent to March 31, 2010 have been insignificant.  Amounts charged by Vectren Source for gas supply services is comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at March 31, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

ProLiance Holdings, LLC (ProLiance)
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include the Company’s Indiana utilities and nonutility gas supply operations as well as Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On March 17, 2011, an order was received by the IURC providing for ProLiance’s continued provision of gas supply services to the Company’s Indiana utilities and Citizens Energy Group through March 2016.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2011 and 2010 totaled $119.3 million and $157.4 million, respectively.  Amounts owed to ProLiance at March 31, 2011 and December 31, 2010 for those purchases were $28.2 million and $59.3 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2011 and 2010, Utility Holdings received corporate allocations totaling $13.8 million and $13.0 million, respectively.

7.	Financing Activities

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due December 2, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be retired with short-term borrowings. These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its March 31, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

8.	Commitments & Contingencies

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

9.	Environmental Matters

Indiana Senate Bill 251
In May 2011, Senate Bill 251 was signed into law.  This law involves comprehensive energy legislation that was passed in response to Indiana’s forecasted energy needs.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard that may have substantial impact on the Company.

The legislation applies to several proposed federal mandates/regulations concerning the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among others.  The legislation provides a framework to recover 80 percent of federally mandated costs, which include construction, depreciation, operating and other costs, through a periodic rate adjustment mechanism outside of a base rate increase and 20 percent of those costs to be deferred until the utility’s next general rate case.  The legislation therefore provides some certainty of recovery of costs associated with implementing the laws and regulations below.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly interconnected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008. The Company believes that SIGECO, as a result of these actions, is already at approximately 5 percent compared to the 10 percent 2025 goal.

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

Similarly, in March of 2005, EPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, EPA announced that it intended to publish proposed Maximum Achievable Control Technology standards for mercury in 2011.  In March 2011, the EPA released its proposed Hazardous Air Pollutants (HAPs) rule for the reduction of mercury, non-mercury particulate and acid gases.  Based on initial review of the proposed regulation, the Company believes that it will be able to meet these new stringent emission reduction limits with its existing suite of pollution control equipment.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order recently obtained April 27, 2011.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  On July 6, 2010, the EPA issued its proposed revisions to CAIR, renamed the Clean Air Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  Based upon an initial review of this proposed Clean Air Transport Rule, the Company believes that it will be able to meet these new emission reduction limits with its existing suite of pollution control equipment.

Climate Change
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

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date. The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of Vectren’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures would be recoverable from customers through Senate Bill 251.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

Ash Ponds & Coal Ash Disposal Regulations
In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The EPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by EPA allow for the beneficial reuse of ash in certain circumstances.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

Clean Water Act
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April of 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  Depending upon the approaches taken by the EPA when it reissues the regulation, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  Similarly, costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 28 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.1 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.7 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2011 and December 31, 2010, respectively, approximately $5.0 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

10.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filing
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised downward its increase requested through the filing of its rebuttal position to approximately $34 million. The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent. The new rates were effective May 2, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design, which is discussed further below.  Addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions will be initiated.

Vectren South Electric Demand Side Management Program Filing
On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed electric Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.

In its August filing, Vectren South proposed a three-year DSM Plan that expands its current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered in the same tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  On January 20, 2011, the OUCC and Vectren South filed a settlement with the IURC reflecting agreement on the Company’s programs and lost margin recovery from large customers.  A hearing was held on March 8, 2011 involving all parties to this proceeding.  A proposed order was submitted by the Settling Parties on March 29, 2011, and on April 19, 2011, the Commercial and Industrial Group submitted exceptions to the proposed order.  A response by the Settling Parties was filed April 26, 2011, which means the issue is fully briefed and is now before the IURC to issue a final order.  As an alternative to the Company’s electric decoupling proposal that was denied by the IURC in the order received April 27, 2011, the settlement also provides that margins lost from residential and commercial customers due to energy efficiency programs may be deferred for future recovery under a rate mechanism to be proposed by the Company. Subject to the approval of that settlement by the IURC, the Company expects to propose such a mechanism.

Vectren North & Vectren South Gas Decoupling Extension Filing
On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  The settlement provides for new program offerings and the extension of the current decoupling mechanism through December 2015.  Program costs will continue to be recovered through a periodic tracker mechanism.  A prehearing conference was held by the IURC on May 9, 2011 to define the formal procedural schedule.  An order is anticipated in the Fall of 2011.

VEDO Gas Rate Design
The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the monthly customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Since the straight fixed variable rate design was fully implemented in February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins were recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months, such as January and the first half of February 2010, is more ratably recognized throughout the year.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  The first auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13, 2010.  The plan approved by the PUCO required that the Company conduct at least two annual auctions during this phase.  As such, the Company conducted another auction on January 18, 2011 in advance of the second 12-month term which commenced on April 1, 2011.  The results of that auction were approved by the PUCO on January 19, 2011. Vectren Source, the Company’s wholly owned nonutility retail gas marketer, was a successful bidder in both auctions winning one tranche of customers in the first auction and two tranches of customers in the second auction.  Consistent with current practice, customers will continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold and revenue related taxes recorded in Taxes other than income taxes as VEDO no longer purchases gas for resale to these customers.

11.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	March 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	1,304.7	$ 1,393.6	$ 1,304.8	$ 1,392.9
Short-term borrowings	-	-	47.0	47.0
Cash & cash equivalents	31.4	31.4	2.4	2.4

For the balance sheet dates presented in these financial statements, other than the $20.0 million invested in money market funds and included in Cash and cash equivalents as of March 31, 2011, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or 3 inputs.  The money market investments were valued using Level 1 inputs.

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
Information related to the Company’s business segments is summarized below:
	Three Months
	Ended March 31,
(In millions)	2011	2010
Revenues
Gas Utility Services	$356.7	$468.1
Electric Utility Services	146.4	144.9
Other Operations	11.0	11.1
Eliminations	(10.5)	(10.7)
Total revenues	$503.6	$613.4

Profitability Measure - Net Income
Gas Utility Services	$36.1	$39.7
Electric Utility Services	8.6	12.4
Other Operations	3.9	3.3
Total net income	$48.6	$55.4

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

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 314,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2010 annual report filed on Form 10-K.

In the first quarter of 2011, the Utility Holdings’ earnings were $48.6 million, compared to earnings of $55.4 million, a decrease of $6.8 million.  The decrease results from the impact of rate design changes implemented in February 2010 in the Ohio service territory and increased operating expenses associated with planned electric generating maintenance activities.

Significant Fluctuations

Margin

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used.  Gas Utility margin is calculated as Gas utility revenues less the Cost of gas sold.  Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices, fuel, and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.  Following is a discussion and analysis of margin generated from regulated utility operations.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2011	2010
Gas utility revenues	$356.7	$468.1
Cost of gas sold	195.1	297.8
Total gas utility margin	$161.6	$170.3
Margin attributed to:
Residential & commercial customers	$139.5	$150.0
Industrial customers	17.7	16.2
Other	4.4	4.1
Total gas utility margin	$161.6	$170.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	52.8	54.6
Industrial customers	28.8	26.6
Total sold & transported volumes	81.6	81.2

For the three months ended March 31, 2011, gas utility margins were $161.6 million and compared to 2010 decreased $8.7 million.  Management estimates a decrease of $3.6 million due to Ohio rate design changes and Ohio weather, as described below.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.8 million quarter over quarter.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, increased by $1.5 million due primarily to increased volumes sold, largely from ethanol producers.  Margin decreased $5.8 million due to lower revenue taxes and operating costs directly recovered in margin.  The remaining decrease is primarily due to lower late fees and recoveries of the gas cost component of Indiana bad debt expense which are impacted by lower gas costs.

 The rate design approved by the Public Utilities Commission of Ohio (PUCO) on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the monthly customer service charge. This rate design mitigates most weather risk as well as the effects of declining usage.  Since the straight fixed variable rate design was fully implemented in mid February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins were recovered through the customer service charge.  As a result, margin recognized in the first quarter of 2010 that reflected a volumetric rate design during the peak delivery winter months of January and the first half of February 2010, is now more ratably recognized throughout the year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2011	2010
Electric utility revenues	$146.4	$144.9
Cost of fuel & purchased power	59.5	58.0
Total electric utility margin	$86.9	$86.9
Margin attributed to:
Residential & commercial customers	$54.0	$55.3
Industrial customers	23.4	22.5
Other customers	1.9	1.7
Subtotal: retail	$79.3	$79.5
Wholesale power & transmission system margin	7.6	7.4
Total electric utility margin	$86.9	$86.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	681.6	711.9
Industrial customers	661.9	610.4
Other customers	5.9	6.0
Total retail volumes sold	1,349.4	1,328.3

Retail
Electric retail utility margins were $79.3 million for the three months ended March 31, 2011, and were generally flat compared to 2010.  Large customer margin increased $0.9 million in the 2011 quarter compared to the prior year.  That increase was more than offset by unfavorable weather in the quarter.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months
	Ended March 31,
(In millions)	2011	2010
Off-system sales	$2.0	$2.6
Transmission system sales	5.6	4.8
Total wholesale margin	$7.6	$7.4

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $5.6 million during the three months ended March 31, 2011, compared to $4.8 million for the same period in 2010.  The increase in these transmission system sales is principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $90 million, the Company has invested approximately $61.0 million as of March 31, 2011.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational in 2012.

For the three months ended March 31, 2011, margin from off-system sales was $2.0 million, compared to $2.6 million for the three months ended March 31, 2010.  Margin from off-system sales was unfavorable during the current year quarter compared to the prior year, due largely to the unavailability of generation as a result of a scheduled maintenance outage.  Off-system sales totaled 183.9 GWh and 235.4 GWh during the three months ended March 31, 2011 and 2010, respectively.  The base rate increase effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August.  Effective with the implementation of new base rates in May 2011, sharing will be based on a $7.5 million level.  Results for the periods presented reflect the impact of that sharing.

Operating Expenses

Other Operating
For the three months ended March 31, 2011, other operating expenses were $86.9 million, an increase of $5.3 million, compared to 2010.  The increase results primarily from a $3.9 million increase in power supply operating costs, including planned maintenance activities.  The remaining increase compared to the prior year is primarily timing.

Depreciation & Amortization
Depreciation expense was $48.2 million for the quarter, an increase of $1.7 million compared to 2010.  This increase reflects utility capital expenditures placed into service.

Taxes Other Than Income Taxes
Taxes other than income taxes were $18.0 million for the quarter, a decrease of $4.3 million compared to the prior year quarter.  The decrease is primarily attributable to lower Ohio excise and usage taxes associated with that territory’s ongoing process of exiting the merchant function. These expenses are offset dollar-for-dollar with lower gas utility revenues.

Other Income-Net

Other income-net reflects income of $1.7 million for the quarter, a decrease of $0.5 million compared to the prior year quarter. The decrease primarily reflects lower Allowance for Funds Used During Construction (AFUDC).

Interest Expense

Interest expense was $20.4 million for the quarter and was generally flat compared to the prior year, and interest expense continues to reflect the current low interest rate environment and less reliance by the Company on short-term borrowings.  At March 31, 2011, and 2010, the Company had no short-term borrowings outstanding.

Income Taxes

In 2011, federal and state income taxes were $28.6 million for the quarter, a decrease of $5.1 million compared to the prior year quarter.  The decrease is primarily due to lower pre-tax income.  The current year period also reflects the favorable impact of revaluing historical deferred taxes as a result of a lower Indiana state tax apportionment.

Environmental Matters

Indiana Senate Bill 251

In May 2011, Senate Bill 251 was signed into law.  This law involves comprehensive energy legislation that was passed in response to Indiana’s forecasted energy needs.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard that may have substantial impact on the Company.

The legislation applies to several proposed federal mandates/regulations concerning the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among others.  The legislation provides a framework to recover 80 percent of federally mandated costs, which include construction, depreciation, operating and other costs, through a periodic rate adjustment mechanism outside of a base rate increase and 20 percent of those costs to be deferred until the utility’s next general rate case.  The legislation therefore provides some certainty of recovery of costs associated with implementing the laws and regulations below.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly interconnected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008. The Company believes that SIGECO, as a result of these actions, is already at approximately 5 percent compared to the 10 percent 2025 goal.

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

Similarly, in March of 2005, EPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, EPA announced that it intended to publish proposed Maximum Achievable Control Technology standards for mercury in 2011.  In March 2011, the EPA released its proposed Hazardous Air Pollutants (HAPs) rule for the reduction of mercury, non-mercury particulate and acid gases.  Based on initial review of the proposed regulation, the Company believes that it will be able to meet these new stringent emission reduction limits with its existing suite of pollution control equipment.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order recently obtained April 27, 2011.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  On July 6, 2010, the EPA issued its proposed revisions to CAIR, renamed the Clean Air Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  Based upon an initial review of this proposed Clean Air Transport Rule, the Company believes that it will be able to meet these new emission reduction limits with its existing suite of pollution control equipment.

Climate Change

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

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date. The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of Vectren’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures would be recoverable from customers through Senate Bill 251.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

Ash Ponds & Coal Ash Disposal Regulations

In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The EPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by EPA allow for the beneficial reuse of ash in certain circumstances.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

Clean Water Act

Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April of 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  Depending upon the approaches taken by the EPA when it reissues the regulation, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  Similarly, costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 28 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.1 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.7 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2011 and December 31, 2010, respectively, approximately $5.0 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filing

On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised downward its increase requested through the filing of its rebuttal position to approximately $34 million. The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent. The new rates were effective May 2, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design, which is discussed further below.  Finally, addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions will be initiated.

Vectren South Electric Demand Side Management Program Filing

On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed electric Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.

In its August filing, Vectren South proposed a three-year DSM Plan that expands its current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered in the same tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  On January 20, 2011, the OUCC and Vectren South filed a settlement with the IURC reflecting agreement on the Company’s programs and lost margin recovery from large customers.  A hearing was held on March 8, 2011 involving all parties to this proceeding.  A proposed order was submitted by the Settling Parties on March 29, 2011, and on April 19, 2011, the Commercial and Industrial Group submitted exceptions to the proposed order.  A response by the Settling Parties was filed April 26, 2011, which means the issue is fully briefed and is now before the IURC to issue a final order.  As an alternative to the Company’s electric decoupling proposal that was denied by the IURC in the order received April 27, 2011, the settlement also provides that margins lost from residential and commercial customers due to energy efficiency programs may be deferred for future recovery under a rate mechanism to be proposed by the Company. Subject to the approval of that settlement by the IURC, the Company expects to propose such a mechanism.

Vectren North & Vectren South Gas Decoupling Extension Filing

On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  The settlement provides for new program offerings and the extension of the current decoupling mechanism through December 2015.  Program costs will continue to be recovered through a periodic tracker mechanism.  A prehearing conference was held by the IURC on May 9, 2011 to define the formal procedural schedule.  An order is anticipated in the Fall of 2011.

VEDO Gas Rate Design

The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the monthly customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Since the straight fixed variable rate design was fully implemented in February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins were recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months, such as January and the first half of February 2010, is more ratably recognized throughout the year.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  The first auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13, 2010.  The plan approved by the PUCO required that the Company conduct at least two annual auctions during this phase.  As such, the Company conducted another auction on January 18, 2011 in advance of the second 12-month term which commenced on April 1, 2011.  The results of that auction were approved by the PUCO on January 19, 2011. Vectren Source, the Company’s wholly owned nonutility retail gas marketer, was a successful bidder in both auctions winning one tranche of customers in the first auction and two tranches of customers in the second auction.  Consistent with current practice, customers will continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold and revenue related taxes recorded in Taxes other than income taxes as VEDO no longer purchases gas for resale to these customers.  In the three months ended March 31, 2010, VEDO’s gas costs and revenue taxes were $82.8 million and $8.6 million, respectively.  In the three months ended March 31, 2011, gas costs and revenue taxes were $7.2 million and $4.8 million, respectively.  Therefore, the year over year decrease in Gas utility revenues resulting from VEDO’s exit of the merchant function approximates $79.4 million.

Impact of Recently Issued Accounting Guidance

No accounting standards or guidance have been issued that are likely to have a material impact on the Company’s consolidated financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ had no short-term obligations outstanding at March 31, 2011.  Utility Holdings’ long-term obligations outstanding at March 31, 2011 approximated $919 million.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2011, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at March 31, 2011 and December 31, 2010, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As an example, the Utility Holdings’ short-term debt agreement expiring in 2013 contains a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2011, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.  Over the last three years, the Company has reduced its reliance on short-term borrowing capacity with the completion of several long-term financing transactions including issuances of long-term debt and the receipt of a $125 million capital contribution from Vectren in 2008.  The Company anticipates funding future capital expenditures and dividends through internally generated funds.  In addition, available liquidity is expected to be enhanced by cash resulting from the extension of bonus depreciation legislation.

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due December 2, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be retired with short-term borrowings.  These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  Subject to the satisfaction of customary closing conditions precedent, the notes will be issued on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its March 31, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2011, the Company has $350 million of short-term borrowing capacity.  No borrowings were outstanding at March 31, 2011.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)		2011	2010
Quarter End
	Balance Outstanding	$-	$-
	Weighted Average Interest Rate	n/a	n/a
Quarterly Average
	Balance Outstanding	$23.3	$1.3
	Weighted Average Interest Rate	0.39%	0.25%
Maximum Month End Balance Outstanding		$42.5	$-

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $199 million for the remainder of 2011.

Pension and Postretirement Funding Obligations
During the three months ended March 31, 2011, Vectren made $27.7 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  Vectren anticipates $7.3 million of additional funding in 2011 which will be funded by Utility Holdings.  Of the $35 million of anticipated funding in 2011, $25 million is made available from bonus depreciation opportunities.  Vectren’s management currently estimates contributing $10 million to qualified pension plans in 2012, of which a majority will be funded by Utility Holdings.  Contributions in 2012 and beyond are dependent on a variety of factors, including Vectren’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.

Other Letters of Credit
As of March 31, 2011, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from the renewed credit line that expires in September of 2013.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at March 31, 2011.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $138.1 million and $148.5 million during the three months ended March 31, 2011 and 2010, respectively.  The $10.4 million decrease in operating cash flow in 2011 compared to 2010 is primarily due to increased contributions to Vectren’s pension and postretirement plans.  This decline is partially offset by a greater level of cash generated from working capital compared to the prior year period.  While net income was lower period over period, that decrease was primarily related to an increase in noncash charges for deferred taxes and depreciation.

Financing Cash Flow
Net cash flow required for financing activities was $70.0 million during the three months ended March 31, 2011 and primarily reflects the repayment of short-term borrowings.  This compares to $34.6 million of cash required for financing activities in the prior year period when a lower level of short-term borrowings was repaid.

Investing Cash Flow
Cash flow required for investing activities was $39.1 million and $51.7 million during the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash required for investing activity reflects a decline in cash requirements for capital expenditures primarily related to electric transmission projects.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2010 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS & PROCEDURES
Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2010 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 12, 2011	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)