Form 10-Q
period 2011-06-30
VECTREN UTILITY HOLDINGS INC
filed 2011-08-11
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒ Yes  □ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2011
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes
MISO: Midwest Independent System Operator	XBRL: eXtensible Business Reporting Language
MMBTU: millions of British thermal units

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash & cash equivalents	$13.3	$2.4
Accounts receivable - less reserves of $6.9 & $4.5, respectively	68.4	106.7
Receivables due from other Vectren companies	0.2	0.1
Accrued unbilled revenues	38.3	127.8
Inventories	119.4	135.2
Recoverable fuel & natural gas costs	9.2	7.9
Prepayments & other current assets	50.2	83.4
Total current assets	299.0	463.5

Utility Plant
Original cost	4,890.0	4,791.7
Less: accumulated depreciation & amortization	1,897.3	1,836.3
Net utility plant	2,992.7	2,955.4

Investments in unconsolidated affiliates	0.2	0.2
Other investments	33.3	31.3
Nonutility plant - net	161.1	167.2
Goodwill - net	205.0	205.0
Regulatory assets	80.8	96.9
Other assets	3.5	5.0
TOTAL ASSETS	$3,775.6	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2011	2010
LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$54.1	$126.0
Accounts payable to affiliated companies	27.6	59.3
Payables to other Vectren companies	32.8	48.7
Accrued liabilities	135.3	135.9
Short-term borrowings	-	47.0
Current maturities of long-term debt	100.0	250.0
Long-term debt subject to tender	30.0	30.0
Total current liabilities	379.8	696.9

Long-Term Debt - Net of Current Maturities & Debt Subject to Tender	1,174.5	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	492.1	474.7
Regulatory liabilities	337.5	333.5
Deferred credits & other liabilities	57.3	79.2
Total deferred credits & other liabilities	886.9	887.4
Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	774.6	774.6
Retained earnings	559.8	540.7
Accumulated other comprehensive income	-	0.1
Total common shareholder's equity	1,334.4	1,315.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,775.6	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES
Gas utility	$134.0	$122.9	$490.7	$591.0
Electric utility	159.3	151.0	305.7	295.9
Other	0.5	0.4	1.0	0.8
Total operating revenues	293.8	274.3	797.4	887.7

OPERATING EXPENSES
Cost of gas sold	48.8	41.5	243.9	339.3
Cost of fuel & purchased power	60.3	57.8	119.8	115.8
Other operating	78.2	71.2	165.1	152.8
Depreciation & amortization	47.9	46.8	96.1	93.3
Taxes other than income taxes	11.1	11.6	29.1	33.9
Total operating expenses	246.3	228.9	654.0	735.1

OPERATING INCOME	47.5	45.4	143.4	152.6

Other income - net	2.2	0.8	3.9	3.0

Interest expense	20.4	20.3	40.8	40.6

INCOME BEFORE INCOME TAXES	29.3	25.9	106.5	115.0

Income taxes	13.0	9.7	41.6	43.4

NET INCOME	$16.3	$16.2	$64.9	$71.6

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64.9	$71.6
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	96.1	93.3
Deferred income taxes & investment tax credits	28.2	18.7
Expense portion of pension & postretirement periodic benefit cost	2.3	2.0
Provision for uncollectible accounts	7.1	9.9
Other non-cash expense - net	4.3	6.8
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	120.6	105.6
Inventories	15.8	4.5
Recoverable/refundable fuel & natural gas costs	(1.3)	(24.2)
Prepayments & other current assets	37.1	7.7
Accounts payable, including to Vectren companies & affiliated companies	(120.8)	(127.1)
Accrued liabilities	(0.2)	8.5
Changes in noncurrent assets	(3.9)	7.4
Changes in noncurrent liabilities	(32.6)	(12.8)
Net cash flows from operating activities	217.6	171.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	-	3.1
Requirements for:
Dividends to parent	(45.8)	(39.5)
Retirement of long-term debt	(0.5)	(1.3)
Net change in short-term borrowings, including from other Vectren companies	(47.0)	(16.4)
Net cash flows from financing activities	(93.3)	(54.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.3	2.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(112.4)	(111.4)
Other investments	(1.3)	(1.1)
Net cash flows from investing activities	(113.4)	(109.6)
Net change in cash & cash equivalents	10.9	8.2
Cash & cash equivalents at beginning of period	2.4	6.2
Cash & cash equivalents at end of period	$13.3	$14.4

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

Indiana Gas provides energy delivery services to approximately 565,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which none is outstanding at June 30, 2011, and Utility Holdings’ $918 million unsecured senior notes outstanding at June 30, 2011.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of June 30, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$2.1	$11.2	$-	$13.3
Accounts receivable - less reserves	68.4	-	-	68.4
Intercompany receivables	50.8	324.5	(375.3)	-
Receivables due from other Vectren companies	-	0.2	-	0.2
Accrued unbilled revenues	38.3	-	-	38.3
Inventories	119.3	0.1	-	119.4
Recoverable fuel & natural gas costs	9.2	-	-	9.2
Prepayments & other current assets	50.4	4.0	(4.2)	50.2
Total current assets	338.5	340.0	(379.5)	299.0
Utility Plant
Original cost	4,890.0	-	-	4,890.0
Less: accumulated depreciation & amortization	1,897.3	-	-	1,897.3
Net utility plant	2,992.7	-	-	2,992.7
Investments in consolidated subsidiaries	-	1,257.5	(1,257.5)	-
Notes receivable from consolidated subsidiaries	-	520.8	(520.8)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	28.2	5.1	-	33.3
Nonutility property - net	3.4	157.7	-	161.1
Goodwill - net	205.0	-	-	205.0
Regulatory assets	58.2	22.6	-	80.8
Other assets	42.2	3.4	(42.1)	3.5
TOTAL ASSETS	$3,668.4	$2,307.1	$(2,199.9)	$3,775.6

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$51.2	$2.9	$-	$54.1
Accounts payable to affiliated companies	27.6	-	-	27.6
Intercompany payables	17.7	0.7	(18.4)	-
Payables to other Vectren companies	32.8	-	-	32.8
Accrued liabilities	122.0	17.4	(4.1)	135.3
Intercompany short-term borrowings	59.4	50.0	(109.4)	-
Current maturities of long-term debt	-	100.0	-	100.0
Current maturities of intercompany long-term debt	247.4	-	(247.4)	-
Long-term debt subject to tender	30.0	-	-	30.0
Total current liabilities	588.1	171.0	(379.3)	379.8
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	357.1	817.4	-	1,174.5
Long-term debt due to VUHI	520.8	-	(520.8)	-
Total long-term debt - net	877.9	817.4	(520.8)	1,174.5
Deferred Income Taxes & Other Liabilities
Deferred income taxes	512.4	(20.3)	-	492.1
Regulatory liabilities	334.6	2.9	-	337.5
Deferred credits & other liabilities	97.9	1.7	(42.3)	57.3
Total deferred credits & other liabilities	944.9	(15.7)	(42.3)	886.9
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	469.7	559.8	(469.7)	559.8
Total common shareholder's equity	1,257.5	1,334.4	(1,257.5)	1,334.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,668.4	$2,307.1	$(2,199.9)	$3,775.6

Condensed Consolidating Balance Sheet as of December 31, 2010 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$2.0	$0.4	$-	$2.4
Accounts receivable - less reserves	106.7	-	-	106.7
Intercompany receivables	65.9	162.2	(228.1)	-
Receivables due from other Vectren companies	0.1	-	-	0.1
Accrued unbilled revenues	127.8	-	-	127.8
Inventories	135.2	-	-	135.2
Recoverable fuel & natural gas costs	7.9	-	-	7.9
Prepayments & other current assets	97.2	2.4	(16.2)	83.4
Total current assets	542.8	165.0	(244.3)	463.5
Utility Plant
Original cost	4,791.7	-	-	4,791.7
Less: accumulated depreciation & amortization	1,836.3	-	-	1,836.3
Net utility plant	2,955.4	-	-	2,955.4
Investments in consolidated subsidiaries	-	1,239.1	(1,239.1)	-
Notes receivable from consolidated subsidiaries	-	768.7	(768.7)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.1	5.2	-	31.3
Nonutility property - net	3.7	163.5	-	167.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	73.7	23.2	-	96.9
Other assets	21.5	1.7	(18.2)	5.0
TOTAL ASSETS	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$116.0	$10.0	$-	$126.0
Accounts payable to affiliated companies	59.3	-	-	59.3
Intercompany payables	16.9	-	(16.9)	-
Payables to other Vectren companies	48.7	-	-	48.7
Accrued liabilities	124.3	27.8	(16.2)	135.9
Short-term borrowings	-	47.0	-	47.0
Intercompany short-term borrowings	145.1	65.9	(211.0)	-
Current maturities of long-term debt	-	250.0	-	250.0
Long-term debt subject to tender	30.0	-	-	30.0
Total current liabilities	540.3	400.7	(244.1)	696.9
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	357.1	667.7	-	1,024.8
Long-term debt due to VUHI	768.7	-	(768.7)	-
Total long-term debt - net	1,125.8	667.7	(768.7)	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	496.9	(22.1)	(0.1)	474.7
Regulatory liabilities	330.2	3.3	-	333.5
Deferred credits & other liabilities	96.1	1.4	(18.3)	79.2
Total deferred credits & other liabilities	923.2	(17.4)	(18.4)	887.4
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	451.2	540.7	(451.2)	540.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,239.1	1,315.4	(1,239.1)	1,315.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

Condensed Consolidating Statement of Income for the three months ended June 30, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$134.0	$-	$-	$134.0
Electric utility	159.3	-	-	159.3
Other	-	11.0	(10.5)	0.5
Total operating revenues	293.3	11.0	(10.5)	293.8
OPERATING EXPENSES
Cost of gas sold	48.8	-	-	48.8
Cost of fuel & purchased power	60.3	-	-	60.3
Other operating	88.7	-	(10.5)	78.2
Depreciation & amortization	40.9	6.8	0.2	47.9
Taxes other than income taxes	10.8	0.3	-	11.1
Total operating expenses	249.5	7.1	(10.3)	246.3
OPERATING INCOME	43.8	3.9	(0.2)	47.5
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	15.7	(15.7)	-
Other – net	1.8	12.7	(12.3)	2.2
Total other income (expense)	1.8	28.4	(28.0)	2.2

Interest expense	18.8	14.1	(12.5)	20.4

INCOME BEFORE INCOME TAXES	26.8	18.2	(15.7)	29.3

Income taxes	11.1	1.9	-	13.0

NET INCOME	$15.7	$16.3	$(15.7)	$16.3

Condensed Consolidating Statement of Income for the three months ended June 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$122.9	$-	$-	$122.9
Electric utility	151.0	-	-	151.0
Other	-	11.1	(10.7)	0.4
Total operating revenues	273.9	11.1	(10.7)	274.3
OPERATING EXPENSES
Cost of gas	41.5	-	-	41.5
Cost of fuel & purchased power	57.8	-	-	57.8
Other operating	81.8	-	(10.6)	71.2
Depreciation & amortization	40.1	6.6	0.1	46.8
Taxes other than income taxes	11.3	0.3	-	11.6
Total operating expenses	232.5	6.9	(10.5)	228.9
OPERATING INCOME	41.4	4.2	(0.2)	45.4
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	14.4	(14.4)	-
Other income – net	0.5	12.7	(12.4)	0.8
Total other income - net	0.5	27.1	(26.8)	0.8

Interest expense	18.7	14.2	(12.6)	20.3

INCOME BEFORE INCOME TAXES	23.2	17.1	(14.4)	25.9

Income taxes	8.8	0.9	-	9.7

NET INCOME	$14.4	$16.2	$(14.4)	$16.2

Condensed Consolidating Statement of Income for the six months ended June 30, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$490.7	$-	$-	$490.7
Electric utility	305.7	-	-	305.7
Other	-	21.9	(20.9)	1.0
Total operating revenues	796.4	21.9	(20.9)	797.4
OPERATING EXPENSES
Cost of gas sold	243.9	-	-	243.9
Cost of fuel & purchased power	119.8	-	-	119.8
Other operating	186.0	-	(20.9)	165.1
Depreciation & amortization	82.3	13.5	0.3	96.1
Taxes other than income taxes	28.3	0.7	0.1	29.1
Total operating expenses	660.3	14.2	(20.5)	654.0
OPERATING INCOME	136.1	7.7	(0.4)	143.4
OTHER INCOME (EXPENSE)
Equity in earnings of consolidated companies	-	60.7	(60.7)	-
Other – net	3.3	25.5	(24.9)	3.9
Total other income (expense)	3.3	86.2	(85.6)	3.9

Interest expense	37.7	28.4	(25.3)	40.8

INCOME BEFORE INCOME TAXES	101.7	65.5	(60.7)	106.5

Income taxes	41.0	0.6	-	41.6

NET INCOME	$60.7	$64.9	$(60.7)	$64.9

Condensed Consolidating Statement of Income for the six months ended June 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$591.0	$-	$-	$591.0
Electric utility	295.9	-	-	295.9
Other	-	22.2	(21.4)	0.8
Total operating revenues	886.9	22.2	(21.4)	887.7
OPERATING EXPENSES
Cost of gas	339.3	-	-	339.3
Cost of fuel & purchased power	115.8	-	-	115.8
Other operating	174.0	-	(21.2)	152.8
Depreciation & amortization	79.9	13.3	0.1	93.3
Taxes other than income taxes	33.1	0.8	-	33.9
Total operating expenses	742.1	14.1	(21.1)	735.1
OPERATING INCOME	144.8	8.1	(0.3)	152.6
OTHER INCOME - NET
Equity in earnings of consolidated companies	-	66.6	(66.6)	-
Other income – net	2.5	25.5	(25.0)	3.0
Total other income - net	2.5	92.1	(91.6)	3.0

Interest expense	37.5	28.4	(25.3)	40.6

INCOME BEFORE INCOME TAXES	109.8	71.8	(66.6)	115.0

Income taxes	43.2	0.2	-	43.4

NET INCOME	$66.6	$71.6	$(66.6)	$71.6

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$218.7	$(1.1)	$-	$217.6
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(42.2)	(45.8)	42.2	(45.8)
Retirement of long-term debt, including premiums paid	(0.5)	(0.5)	0.5	(0.5)
Net change in intercompany short-term borrowings	(85.7)	(15.9)	101.6	-
Net change in short-term borrowings	-	(47.0)	-	(47.0)
Net cash flows from financing activities	(128.4)	(109.2)	144.3	(93.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	42.2	(42.2)	-
Other investing activities	0.2	0.1	-	0.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(105.0)	(7.4)	-	(112.4)
Other investing activities	(1.3)	-	-	(1.3)
Net change in long-term intercompany notes receivable	-	0.5	(0.5)	-
Net change in short-term intercompany notes receivable	15.9	85.7	(101.6)	-
Net cash flows from investing activities	(90.2)	121.1	(144.3)	(113.4)
Net change in cash & cash equivalents	0.1	10.8	-	10.9
Cash & cash equivalents at beginning of period	2.0	0.4	-	2.4
Cash & cash equivalents at end of period	$2.1	$11.2	$-	$13.3

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$140.9	$31.0	$-	$171.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution from parent	3.1	3.1	(3.1)	3.1
Requirements for:
Dividends to parent	(39.5)	(39.5)	39.5	(39.5)
Retirement of long-term debt, including premiums paid	(1.3)	(1.3)	1.3	(1.3)
Net change in intercompany short-term borrowings	(23.0)	(18.7)	41.7	-
Net change in short-term borrowings	-	(16.4)	-	(16.4)
Net cash flows from financing activities	(60.7)	(72.8)	79.4	(54.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	39.5	(39.5)	-
Other investing activities	2.8	0.1	-	2.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(101.9)	(9.5)	-	(111.4)
Consolidated subsidiary investments	-	(3.1)	3.1	-
Other investing activities	(1.1)	-	-	(1.1)
Net change in long-term intercompany notes receivable	-	1.3	(1.3)	-
Net change in short-term intercompany notes receivable	18.7	23.0	(41.7)	-
Net cash flows from investing activities	(81.5)	51.3	(79.4)	(109.6)
Net change in cash & cash equivalents	(1.3)	9.5	-	8.2
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$4.3	$10.1	$-	$14.4

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.4 million and $5.0 million in the three months ended June 30, 2011 and 2010 respectively.  For the six months ended June 30, 2011 and 2010, these taxes totaled $16.4 million and $20.2 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of June 30, 2011 and December 31, 2010, the Company has accruals related to utility and nonutility plant purchases totaling approximately $13.0 million and $11.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended June 30, 2011 and 2010 totaled $42.5 million and $39.2 million, respectively, and for the six months ended June 30, 2011 and 2010 totaled $75.8 and $82.7 million, respectively.  Amounts owed to Vectren Fuels at June 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Miller Pipeline, LLC
Miller Pipeline, LLC  (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $8.6 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively, and for the six months ended June 30, 2011 and 2010 totaled $13.2 million and $11.3 million, respectively.  Amounts owed to Miller at June 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 258,000 equivalent residential and commercial customers.  This customer count reflects nearly 140,000 customers in VEDO’s service territory that have either voluntarily opted to choose their natural gas supplier or are supplied natural gas by Vectren Source but remain customers of the regulated utility as part of VEDO’s exit the merchant function process.  Since January 2010, Vectren Source has sold gas commodity directly to customers in VEDO’s service territory and VEDO purchases receivables from Vectren Source to include those sales in one customer bill similar to the receivables purchased from Vectren Source related to customers that voluntarily chose Vectren Source as their supplier.  As a result of a supplier choice auction held on January 18, 2011 in VEDO’s service territory, Vectren Source increased its customer base by 28,000 in second quarter of 2011.  Total receivables purchased from Vectren Source in the three months ended June 30, 2011 and 2010, totaled $10.3 million and $6.6 million, respectively, and for the six months ended June 30, 2011 and 2010 totaled $41.3 million and $31.7 million, respectively.

As part of VEDO’s initial phase of exiting the merchant function which ended on March 31, 2010, the Company purchased natural gas from Vectren Source.  Such purchases totaled $14.1 million during the six months ended June 30, 2010.  Purchases subsequent to March 31, 2010 have been insignificant.  Amounts charged by Vectren Source for gas supply services is comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at June 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2011 and 2010 totaled $79.0 million and $76.4 million, respectively, and for the six months ended June 30, 2011 and 2010 totaled $198.3 million and $233.8 million, respectively.  Amounts owed to ProLiance at June 30, 2011 and December 31, 2010 for those purchases were $27.6 million and $59.3 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended June 30, 2011 and 2010, Utility Holdings received corporate allocations totaling $12.4 million and $11.5 million, respectively.  For the six months ending June 30, 2011 and 2010, Utility Holdings received corporate allocations totaling $26.2 million and $24.5 million, respectively.

7.	Financing Activities

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due December 2, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be retired with short-term borrowings. These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its June 30, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

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

9.	Legislative & Environmental Matters

Indiana House Bill 1004
In May 2011, House Bill 1004 was signed into law.  This legislation phases in over four years a two percent rate reduction to the Indiana Adjusted Gross Income Tax for corporations.  Pursuant to House Bill 1004, the tax rate will be lowered by one-half percent each year beginning on July 1, 2012, to the final rate of six and one-half percent effective July 1, 2015.  Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the second quarter of 2011, the period of enactment.  The impact was not material to results of operations.

Indiana Senate Bill 251
In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly connected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008. The Company believes that SIGECO, as a result of these actions, is already at approximately 5 percent compared to the 10 percent 2025 goal.

As it relates to the implementation of federal mandates, the law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a base rate increase.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred until the utility’s next general rate case.  Therefore, for qualifying expenditures, there is reasonable certainty of timely cost recovery ahead of base rate cases.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among other federally mandated projects and potential projects.

Ohio House Bill 95
Ohio House Bill 95 was recently signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply to implement a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes recovery or deferral of program costs, such as depreciation, property taxes, and carrying costs.  The Company is assessing the impact this legislation may have on its operations.

Clean Air Act
To comply with Indiana’s implementation plan of the Clean Air Act of 1990, Clean Air Interstate Regulations (CAIR), and regulation of mercury, SIGECO obtained IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment includes Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order recently obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

CAIR is an allowance cap and trade program instituted in 2005 that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the EPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while EPA revised it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.

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

On July 7, 2011, the EPA finalized its revisions to CAIR, renamed the Cross State Air Pollution Rule.  The rule finalizes the previously proposed 71 percent reduction of SO2  emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels.  These reductions are to be achieved with initial step reductions beginning in 2012 with final compliance to be achieved in 2014.  Based upon an initial review of the final rule, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment will be required.

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

Potential Pipeline Safety Legislation
There are federal proposals currently pending that would increase the oversight of natural gas pipelines and lead to an investment in the inspection, and where necessary, modernization of pipeline infrastructure.  At this time and in the absence of final legislation, compliance costs and other effects associated with increased pipeline safety regulations remain uncertain.  However, any future legislative or regulatory actions taken to address pipeline safety could result in both operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Compliance costs and capital investments associated with the Company’s Indiana gas utilities would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.  In Ohio, capital investments would likely qualify for timely recovery under House Bill 95.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $16.1 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.1 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $9.0 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2011 and December 31, 2010, respectively, approximately $5.0 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

10.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filing
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised downward its increase requested through the filing of its rebuttal position to approximately $34 million. The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent. The new rates were effective May 3, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design, which is discussed further below.  Addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions will be initiated.

Coal Procurement Procedures
Vectren South recently submitted a request for proposal regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate order, a sub docket proceeding has been established to review the Company’s prospective coal procurement procedures, and the Company expects to submit evidence related to its recent request for proposal and those coal procurement procedures to the IURC in August 2011.

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

In its August 2010 filing, Vectren South proposed a three-year DSM Plan that expands its current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered in the same tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers.  All filings related to this matter have been made, and an order is expected in 2011.

The settlement currently pending also provides that impacts from energy efficiency programs associated with residential and general service customers be deferred for future recovery.  Subject to the approval of the settlement currently before the IURC regarding large customers, the Company expects to propose a rate mechanism to recover residential and general service customer lost margins.  This mechanism would be an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.

Vectren North & Vectren South Gas Decoupling Extension Filing
On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  The settlement provides for new program offerings and the extension of the current decoupling mechanism through December 2015.  Program costs will continue to be recovered through a periodic tracker mechanism.  A hearing was held on June 22, 2011.  An order is anticipated sometime during 2011.

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

11.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	June 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,304.5	$1,401.6	$1,304.8	$1,392.9
Short-term borrowings	-	-	47.0	47.0
Cash & cash equivalents	13.3	13.3	2.4	2.4

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010
Revenues
Gas Utility Services	$134.0	$122.9	$490.7	$591.0
Electric Utility Services	159.3	151.0	305.7	295.9
Other Operations	10.9	11.1	21.9	22.2
Eliminations	(10.4)	(10.7)	(20.9)	(21.4)
Total revenues	$293.8	$274.3	$797.4	$887.7

Profitability Measure - Net Income
Gas Utility Services	$2.1	$0.1	$38.3	$39.9
Electric Utility Services	13.6	14.3	22.3	26.7
Other Operations	0.6	1.8	4.3	5.0
Total net income	$16.3	$16.2	$64.9	$71.6

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

Indiana Gas provides energy delivery services to approximately 565,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2010 annual report filed on Form 10-K.

In the second quarter of 2011, Utility Holdings earned $16.3 million which is comparable to the $16.2 million earned in 2010.  Year to date in 2011, utility earnings were $64.9 million compared to $71.6 million in 2010, a decrease of $6.7 million.  The year to date decrease is driven primarily by increased operating expenses associated with planned electric generating maintenance activities, warmer cooling weather in the prior year, and the expected first quarter impact of rate design changes implemented in February 2010 in the Ohio service territory.  During the second quarter, increased margin from the Vectren South electric rate increase implementation largely offset these impacts.

In the Company’s electric territory, management estimates the margin impact of weather to be approximately $1.7 million favorable and $1.5 million favorable, compared to normal temperatures in the quarter and year to date in 2011, respectively.  This compares to 2010, where management estimated a $3.4 million favorable impact on margin compared to normal in the second quarter and $4.2 million year to date.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010
Gas utility revenues	$134.0	$122.9	$490.7	$591.0
Cost of gas sold	48.8	41.5	243.9	339.3
Total gas utility margin	$85.2	$81.4	$246.8	$251.7
Margin attributed to:
Residential & commercial customers	$69.9	$67.9	$209.4	$216.4
Industrial customers	12.0	10.1	29.7	26.3
Other	3.3	3.4	7.7	9.0
Total gas utility margin	$85.2	$81.4	$246.8	$251.7
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	11.7	8.9	64.5	63.5
Industrial customers	21.1	19.2	49.9	45.8
Total sold & transported volumes	32.8	28.1	114.4	109.3

Gas utility margins were $85.2 million and $246.8 million for the for the three and six months ended June 30, 2011, and compared to 2010 increased $3.8 in the quarter and decreased $4.9 million year to date.  Management estimates a year to date decrease of $3.5 million due to Ohio rate design changes, as described below.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.6 million quarter over quarter and $1.4 million year to date.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, increased by $1.7 million in the quarter and $3.1 million year to date due primarily to increased volumes sold, largely from ethanol producers.  Margin increased $1.0 million in the quarter and decreased $4.8 million year to date due to lower revenue taxes and operating costs directly recovered in margin.

The rate design approved by the Public Utilities Commission of Ohio (PUCO) on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the monthly customer service charge. This rate design mitigates most weather risk as well as the effects of declining usage.  Since the straight fixed variable rate design was fully implemented in mid February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins are recovered through the customer service charge.  However, margin recognized in the first quarter of 2010 that reflected a volumetric rate design during the peak delivery winter months of January and the first half of February 2010 is now more ratably recognized throughout the year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Electric utility revenues	$159.3	$151.0	$305.7	$295.9
Cost of fuel & purchased power	60.3	57.8	119.8	115.8
Total electric utility margin	$99.0	$93.2	$185.9	$180.1
Margin attributed to:
Residential & commercial customers	$63.0	$59.9	$117.0	$115.2
Industrial customers	25.5	24.4	48.9	46.9
Other customers	1.6	2.3	3.5	4.0
Subtotal: retail	$90.1	$86.6	$169.4	$166.1
Wholesale power & transmission system margin	8.9	6.6	16.5	14.0
Total electric utility margin	$99.0	$93.2	$185.9	$180.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	677.9	716.5	1,359.5	1,428.4
Industrial customers	680.9	697.1	1,342.8	1,307.5
Other customers	4.8	5.1	10.7	11.1
Total retail volumes sold	1,363.6	1,418.7	2,713.0	2,747.0

Retail
Electric retail utility margins were $90.1 million and $169.4 million for the three and six months ended June 30, 2011, and compared to 2010 increased over the prior year periods by $3.5 million and $3.3 million, respectively. The impact of new base rates increased margin $5.9 million in the quarter and year to date periods.  Management estimates the impact of weather, which was warmer than normal but cooler compared to the prior year, to have decreased residential and commercial margin $1.7 million in the second quarter and $2.7 million year to date compared to the prior year periods.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010
Off-system sales	$2.4	$0.8	$4.4	$3.4
Transmission system sales	6.5	5.8	12.1	10.6
Total wholesale margin	$8.9	$6.6	$16.5	$14.0

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $6.5 million and $12.1 million for the three and six months ended June 30, 2011, respectively, compared to $5.8 million and $10.6 million in both the three and six months ended June 30, 2010.  Increases are primarily due to increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $100 million, the Company has invested approximately $64.0 million as of June 30, 2011.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational in 2012.

For the three and six months ended June 30, 2011, margin from off-system sales were $2.4 million and $4.4, respectively, compared to $0.8 million and $3.4 million for the three and six months ended June 30, 2010.  The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers. This compares to a $10.5 million sharing threshold established in 2007.  Results for the periods presented reflect the impact of that sharing.  Off-system sales totaled 327 GWh and 344 GWh during the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

Other Operating
For the three and six months ended June 30, 2011, other operating expenses were $78.2 million and $165.1 million, which reflect increases of $7.0 million and $12.3 million respectively, compared to 2010.  These increases result primarily from an $8.2 million increase in the quarter and a $12.1 million year to date increase associated with power supply operating costs, of which $6.2 million and $9.6 million, respectively, are planned outage maintenance.

Depreciation & Amortization
For the three and six months ended June 30, 2011, depreciation expense was $47.9 million and $96.1 million, which represents increases of $1.1 million and $2.8 million, respectively, compared to 2010.  These increases reflect utility investments placed into service, which were offset by lower amortizations of certain deferred costs pursuant to the recent electric base rate order.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2011, taxes other than income taxes were $11.1 million and $29.1 million, respectively, which reflect decreases of $0.5 million for the quarter and $4.8 million year to date.  The year to date decrease is primarily attributable to lower Ohio excise and usage taxes associated with that territory’s ongoing process of exiting the merchant function, which started in the second quarter of last year. Excise and usage related taxes are offset dollar-for-dollar with lower gas utility revenues.

Other Income-Net

Other income-net reflects income of $2.2 million and $3.9 million for the three and six months ended June 30, 2011, compared to $0.8 million and $3.0 million for the same periods in 2010. The increases primarily reflect greater post in service carrying costs on increased distribution replacement program spending.

Interest Expense

For the three and six months ended June 30, 2011, interest expense was $20.4 million and $40.8 million, and is generally flat compared to the prior year periods.  Interest expense continues to reflect the current low interest rate environment and less reliance by Utility Holdings on short-term borrowings.  At June 30, 2011 and 2010, Utility Holdings had no short-term borrowings outstanding.

Income Taxes

In 2011, federal and state income taxes were $13.0 million for the quarter and $41.6 million year to date.  The increased expense of $3.3 million quarter over quarter reflects increased pre-tax income, the impact of a one time adjustment of $1.4 million, and the amortization of certain income tax related regulatory liabilities associated with the recently concluded electric base rate case.  The year to date decrease of $1.8 million primarily reflects lower pre-tax income.

Legislative & Environmental Matters

Indiana House Bill 1004

In May 2011, House Bill 1004 was signed into law.  This legislation phases in over four years a two percent rate reduction to the Indiana Adjusted Gross Income Tax for corporations.  Pursuant to House Bill 1004, the tax rate will be lowered by one-half percent each year beginning on July 1, 2012, to the final rate of six and one-half percent effective July 1, 2015.  Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the second quarter of 2011, the period of enactment.  The impact was not material to results of operations.

Indiana Senate Bill 251

In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly connected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008. The Company believes that SIGECO, as a result of these actions, is already at approximately 5 percent compared to the 10 percent 2025 goal.

As it relates to the implementation of federal mandates, the law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a base rate increase.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred until the utility’s next general rate case.  Therefore, for qualifying expenditures, there is reasonable certainty of timely cost recovery ahead of base rate cases.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among other federally mandated projects and potential projects.

Ohio House Bill 95

Ohio House Bill 95 was recently signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply to implement a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes recovery or deferral of program costs, such as depreciation, property taxes, and carrying costs.  The Company is assessing the impact this legislation may have on its operations.

Clean Air Act

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, Clean Air Interstate Regulations (CAIR), and regulation of mercury, SIGECO obtained IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment includes Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order recently obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

CAIR is an allowance cap and trade program instituted in 2005 that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the EPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while EPA revised it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.

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

On July 7, 2011, the EPA finalized its revisions to CAIR, renamed the Cross State Air Pollution Rule.  The rule finalizes the previously proposed 71 percent reduction of SO2  emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels.  These reductions are to be achieved with initial step reductions beginning in 2012 with final compliance to be achieved in 2014.  Based upon an initial review of the final rule, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment will be required.

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

Potential Pipeline Safety Legislation

There are federal proposals currently pending that would increase the oversight of natural gas pipelines and lead to an investment in the inspection, and where necessary, modernization of pipeline infrastructure.  At this time and in the absence of final legislation, compliance costs and other effects associated with increased pipeline safety regulations remain uncertain.  However, any future legislative or regulatory actions taken to address pipeline safety could result in both operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Compliance costs and capital investments associated with the Company’s Indiana gas utilities would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.  In Ohio, capital investments would likely qualify for timely recovery under House Bill 95.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $16.1 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.1 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $9.0 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2011 and December 31, 2010, respectively, approximately $5.0 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filing

On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised downward its increase requested through the filing of its rebuttal position to approximately $34 million. The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent. The new rates were effective May 3, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design, which is discussed further below.  Addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions will be initiated.

Coal Procurement Procedures

Vectren South recently submitted a request for proposal regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate order, a sub docket proceeding has been established to review the Company’s prospective coal procurement procedures, and the Company expects to submit evidence related to its recent request for proposal and those coal procurement procedures to the IURC in August 2011.

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

In its August 2010 filing, Vectren South proposed a three-year DSM Plan that expands its current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered in the same tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers.  All filings related to this matter have been made, and an order is expected in 2011.

The settlement currently pending also provides that impacts from energy efficiency programs associated with residential and general service customers be deferred for future recovery.  Subject to the approval of the settlement currently before the IURC regarding large customers , the Company expects to propose a rate mechanism to recover residential and general service customer lost margins.  This mechanism would be an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.

Vectren North & Vectren South Gas Decoupling Extension Filing

On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  The settlement provides for new program offerings and the extension of the current decoupling mechanism through December 2015.  Program costs will continue to be recovered through a periodic tracker mechanism.  A hearing was held on June 22, 2011.  An order is anticipated sometime during 2011.

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

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold and revenue related taxes recorded in Taxes other than income taxes as VEDO no longer purchases gas for resale to these customers.  In the three months and six months ended June 30, 2010, VEDO’s gas costs were $1.8 million and $84.6 million, respectively, while revenue taxes were $1.8 million and $10.5 million, respectively.  In the three and six months ended June 30, 2011, gas costs were $1.7 million and $8.9 million, respectively, while revenue taxes were $1.9 million and $6.7 million, respectively.  Therefore, generally there was no change in Gas utility revenues resulting from VEDO’s exit of the merchant function in the current quarter, and such revenues decreased approximately $79.5 million year to date.

Impact of Recently Issued Accounting Guidance

Comprehensive Income

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance will require entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI).  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company plans to early adopt this guidance for its annual reporting period ending December 31, 2011.  The adoption of this guidance will have no material impacts to the Company’s financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ had no short-term obligations outstanding at June 30, 2011.  Utility Holdings’ long-term obligations outstanding at June 30, 2011 approximated $918 million.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at June 30, 2011, was $387 million.
Utility Holdings’ operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2011, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at June 30, 2011 and December 31, 2010, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As an example, the Utility Holdings’ short-term debt agreement expiring in 2013 contains a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2011, the Company was in compliance with all covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.  Over the last three years, the Company has reduced its reliance on short-term borrowing capacity with the completion of several long-term financing transactions including issuances of long-term debt and the settlement of an equity forward contract.  The Company anticipates funding future capital expenditures and dividends through internally generated funds.  In addition, available liquidity is expected to continue to be enhanced by the extension of bonus depreciation legislation.

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due December 2, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be retired with short-term borrowings.  These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  Subject to the satisfaction of customary closing conditions precedent, the notes will be issued on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its June 30, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2011, the Company has $350 million of short-term borrowing capacity.  No borrowings were outstanding at June 30, 2011.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2011	2010
Six Months Ended June 30
Balance Outstanding	$-	$-
Weighted Average Interest Rate	n/a	n/a
Six Months Ended June 30 Average
Balance Outstanding	$11.6	$0.6
Weighted Average Interest Rate	0.39%	0.25%
Maximum Month End Balance Outstanding	$42.5	$-

During the three months ended June 30, 2011 and 2010, there were no short-term borrowings outstanding.

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $125 million for the remainder of 2011.

Pension and Postretirement Funding Obligations
During the six months ended June 30, 2011, Vectren made $30.9 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  Vectren anticipates $4.1 million of additional funding in 2011 which will be funded by Utility Holdings.  Of the $35 million of anticipated funding in 2011, $25 million is made available from bonus depreciation opportunities.  Vectren’s management currently estimates contributing $10 million to qualified pension plans in 2012, of which a majority will be funded by Utility Holdings.  Contributions in 2012 and beyond are dependent on a variety of factors, including Vectren’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.

Other Letters of Credit
As of June 30, 2011, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September of 2013.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at June 30, 2011.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $217.6 million and $171.9 million during the six months ended June 30, 2011 and 2010, respectively.  The $45.7 million increase in operating cash flow in 2011 compared to 2010 is primarily due to a greater level of cash generated from working capital compared to the prior year period.  This increase is partially offset by increased contributions to Vectren’s pension and postretirement plans.  The change in net income period over period was impacted by increases in noncash charges, such as depreciation and deferred taxes.

Financing Cash Flow
Net cash flow required for financing activities was $93.3 million and $54.1 million during the six months ended June 30, 2011 and 2010, respectively.  This primarily reflects the payment of $45.8 million in dividends and the repayment of $47.0 million in short-term borrowings during 2011 compared to $39.5 million in dividends and the repayment of $16.4 million in short-term borrowings during 2010.

Investing Cash Flow
Cash flow required for investing activities was $113.4 million and $109.6 million during the six months ended June 30, 2011 and 2010, respectively.  Capital expenditures are the primary component of investing activities and totaled $112.4 million and $111.4 during the six months ended June 30, 2011 and 2010, respectively.

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

•	Economic conditions including the effects of inflation rates, commodity prices, and monetary fluctuations.
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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS & PROCEDURES
Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

12       Ratio of Earnings to Fixed Charges

31.1    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2    Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32       Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101     Interactive Data File

101.INS*     XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase

101.LAB*    XBRL Taxonomy Extension Label Linkbase

101.PRE*     XBRL Taxonomy Extension Presentation Linkbase

* Users of the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 11, 2011	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)