Form 10-Q
period 2011-09-30
VECTREN UTILITY HOLDINGS INC
filed 2011-11-10
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2011
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
EPA: United States Environmental Protection Agency	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms	XBRL: eXtensible Business Reporting Language
MISO: Midwest Independent System Operator

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Condensed Consolidated Balance Sheets	4-5
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
3	Quantitative and Qualitative Disclosures About Market Risk	36
4	Controls and Procedures	36

	PART II. OTHER INFORMATION
1	Legal Proceedings	37
1A	Risk Factors	37
6	Exhibits	37
	Signatures	38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash & cash equivalents	$6.0	$2.4
Accounts receivable - less reserves of $5.9 & $4.5, respectively	60.5	106.7
Receivables due from other Vectren companies	0.2	0.1
Accrued unbilled revenues	36.7	127.8
Inventories	144.4	135.2
Recoverable fuel & natural gas costs	16.0	7.9
Prepayments & other current assets	78.0	83.4
Total current assets	341.8	463.5

Utility Plant
Original cost	4,937.6	4,791.7
Less: accumulated depreciation & amortization	1,922.2	1,836.3
Net utility plant	3,015.4	2,955.4

Investments in unconsolidated affiliates	0.2	0.2
Other investments	31.6	31.3
Nonutility plant - net	157.9	167.2
Goodwill - net	205.0	205.0
Regulatory assets	88.7	96.9
Other assets	40.2	5.0
TOTAL ASSETS	$3,880.8	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2011	2010
LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$68.8	$126.0
Accounts payable to affiliated companies	25.4	59.3
Payables to other Vectren companies	31.5	48.7
Accrued liabilities	121.9	135.9
Short-term borrowings	38.3	47.0
Current maturities of long-term debt	100.0	250.0
Long-term debt subject to tender	-	30.0
Total current liabilities	385.9	696.9

Long-Term Debt - Net of Current Maturities & Debt Subject to Tender	1,204.4	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	519.0	474.7
Regulatory liabilities	341.0	333.5
Deferred credits & other liabilities	91.1	79.2
Total deferred credits & other liabilities	951.1	887.4
Commitments & Contingencies (Notes 8 - 10)

Common Shareholder's Equity
Common stock (no par value)	774.6	774.6
Retained earnings	564.8	540.7
Accumulated other comprehensive income	-	0.1
Total common shareholder's equity	1,339.4	1,315.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,880.8	$3,924.5

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES
Gas utility	$102.1	$101.8	$592.8	$692.8
Electric utility	186.7	173.2	492.4	469.1
Other	0.5	0.4	1.5	1.2
Total operating revenues	289.3	275.4	1,086.7	1,163.1

OPERATING EXPENSES
Cost of gas sold	30.5	32.4	274.4	371.7
Cost of fuel & purchased power	67.1	64.5	186.9	180.3
Other operating	66.7	70.5	231.8	223.3
Depreciation & amortization	47.8	47.2	143.9	140.5
Taxes other than income taxes	11.6	11.2	40.7	45.1
Total operating expenses	223.7	225.8	877.7	960.9

OPERATING INCOME	65.6	49.6	209.0	202.2

Other income - net	0.1	0.9	4.0	3.9

Interest expense	20.4	20.4	61.2	61.0

INCOME BEFORE INCOME TAXES	45.3	30.1	151.8	145.1

Income taxes	17.4	11.4	59.0	54.8

NET INCOME	$27.9	$18.7	$92.8	$90.3

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92.8	$90.3
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	143.9	140.5
Deferred income taxes & investment tax credits	49.8	31.8
Expense portion of pension & postretirement periodic benefit cost	3.4	3.1
Provision for uncollectible accounts	9.0	12.9
Other non-cash expense - net	7.9	10.0
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	128.2	115.9
Inventories	(9.2)	(8.6)
Recoverable/refundable fuel & natural gas costs	(8.1)	(34.8)
Prepayments & other current assets	14.4	(14.9)
Accounts payable, including to Vectren companies & affiliated companies	(111.7)	(111.4)
Accrued liabilities	(13.8)	0.2
Changes in noncurrent assets	(49.7)	(9.3)
Changes in noncurrent liabilities	(4.3)	(18.4)
Net cash flows from operating activities	252.6	207.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	-	4.6
Requirements for:
Dividends to parent	(68.7)	(59.8)
Retirement of long-term debt	(0.7)	(1.6)
Net change in short-term borrowings, including from other Vectren companies	(8.7)	9.6
Net cash flows from financing activities	(78.1)	(47.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.4	3.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(170.5)	(163.4)
Other investments	(0.8)	(1.1)
Net cash flows from investing activities	(170.9)	(161.5)
Net change in cash & cash equivalents	3.6	(1.4)
Cash & cash equivalents at beginning of period	2.4	6.2
Cash & cash equivalents at end of period	$6.0	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Indiana Gas provides energy delivery services to approximately 562,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $38 million is outstanding at September 30, 2011, and Utility Holdings’ $918 million unsecured senior notes outstanding at September 30, 2011.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of September 30, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$4.5	$1.5	$-	$6.0
Accounts receivable - less reserves	60.5	-	-	60.5
Intercompany receivables	42.5	384.1	(426.6)	-
Receivables due from other Vectren companies	-	0.2	-	0.2
Accrued unbilled revenues	36.7	-	-	36.7
Inventories	144.4	-	-	144.4
Recoverable fuel & natural gas costs	16.0	-	-	16.0
Prepayments & other current assets	72.8	12.1	(6.9)	78.0
Total current assets	377.4	397.9	(433.5)	341.8
Utility Plant
Original cost	4,937.6	-	-	4,937.6
Less: accumulated depreciation & amortization	1,922.2	-	-	1,922.2
Net utility plant	3,015.4	-	-	3,015.4
Investments in consolidated subsidiaries	-	1,262.3	(1,262.3)	-
Notes receivable from consolidated subsidiaries	-	520.6	(520.6)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.6	5.0	-	31.6
Nonutility property - net	3.3	154.6	-	157.9
Goodwill - net	205.0	-	-	205.0
Regulatory assets	66.4	22.3	-	88.7
Other assets	43.9	3.0	(6.7)	40.2
TOTAL ASSETS	$3,738.2	$2,365.7	$(2,223.1)	$3,880.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$57.3	$11.5	$-	$68.8
Accounts payable to affiliated companies	25.4	-	-	25.4
Intercompany payables	25.8	-	(25.8)	-
Payables to other Vectren companies	31.3	0.2	-	31.5
Accrued liabilities	105.0	23.8	(6.9)	121.9
Short-term borrowings	-	38.3	-	38.3
Intercompany short-term borrowings	110.9	42.5	(153.4)	-
Current maturities of long-term debt	-	100.0	-	100.0
Current maturities of intercompany long-term debt	247.4	-	(247.4)	-
Long-term debt subject to tender	-	-	-	-
Total current liabilities	603.1	216.3	(433.5)	385.9
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	387.2	817.2	-	1,204.4
Long-term debt due to VUHI	520.6	-	(520.6)	-
Total long-term debt - net	907.8	817.2	(520.6)	1,204.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	530.6	(11.6)	-	519.0
Regulatory liabilities	338.2	2.8	-	341.0
Deferred credits & other liabilities	96.2	1.6	(6.7)	91.1
Total deferred credits & other liabilities	965.0	(7.2)	(6.7)	951.1
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	474.5	564.8	(474.5)	564.8
Total common shareholder's equity	1,262.3	1,339.4	(1,262.3)	1,339.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,738.2	$2,365.7	$(2,223.1)	$3,880.8

Condensed Consolidating Balance Sheet as of December 31, 2010 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$2.0	$0.4	$-	$2.4
Accounts receivable - less reserves	106.7	-	-	106.7
Intercompany receivables	65.9	162.2	(228.1)	-
Receivables due from other Vectren companies	0.1	-	-	0.1
Accrued unbilled revenues	127.8	-	-	127.8
Inventories	135.2	-	-	135.2
Recoverable fuel & natural gas costs	7.9	-	-	7.9
Prepayments & other current assets	97.2	2.4	(16.2)	83.4
Total current assets	542.8	165.0	(244.3)	463.5
Utility Plant
Original cost	4,791.7	-	-	4,791.7
Less: accumulated depreciation & amortization	1,836.3	-	-	1,836.3
Net utility plant	2,955.4	-	-	2,955.4
Investments in consolidated subsidiaries	-	1,239.1	(1,239.1)	-
Notes receivable from consolidated subsidiaries	-	768.7	(768.7)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.1	5.2	-	31.3
Nonutility property - net	3.7	163.5	-	167.2
Goodwill - net	205.0	-	-	205.0
Regulatory assets	73.7	23.2	-	96.9
Other assets	21.5	1.7	(18.2)	5.0
TOTAL ASSETS	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$116.0	$10.0	$-	$126.0
Accounts payable to affiliated companies	59.3	-	-	59.3
Intercompany payables	16.9	-	(16.9)	-
Payables to other Vectren companies	48.7	-	-	48.7
Accrued liabilities	124.3	27.8	(16.2)	135.9
Short-term borrowings	-	47.0	-	47.0
Intercompany short-term borrowings	145.1	65.9	(211.0)	-
Current maturities of long-term debt	-	250.0	-	250.0
Long-term debt subject to tender	30.0	-	-	30.0
Total current liabilities	540.3	400.7	(244.1)	696.9
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	357.1	667.7	-	1,024.8
Long-term debt due to VUHI	768.7	-	(768.7)	-
Total long-term debt - net	1,125.8	667.7	(768.7)	1,024.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	496.9	(22.1)	(0.1)	474.7
Regulatory liabilities	330.2	3.3	-	333.5
Deferred credits & other liabilities	96.1	1.4	(18.3)	79.2
Total deferred credits & other liabilities	923.2	(17.4)	(18.4)	887.4
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	451.2	540.7	(451.2)	540.7
Accumulated other comprehensive income	0.1	0.1	(0.1)	0.1
Total common shareholder's equity	1,239.1	1,315.4	(1,239.1)	1,315.4

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,828.4	$2,366.4	$(2,270.3)	$3,924.5

Condensed Consolidating Statement of Income for the three months ended September 30, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$102.1	$-	$-	$102.1
Electric utility	186.7	-	-	186.7
Other	-	11.0	(10.5)	0.5
Total operating revenues	288.8	11.0	(10.5)	289.3
OPERATING EXPENSES
Cost of gas sold	30.5	-	-	30.5
Cost of fuel & purchased power	67.1	-	-	67.1
Other operating	77.0	-	(10.3)	66.7
Depreciation & amortization	40.9	6.8	0.1	47.8
Taxes other than income taxes	11.2	0.4	-	11.6
Total operating expenses	226.7	7.2	(10.2)	223.7
OPERATING INCOME	62.1	3.8	(0.3)	65.6

Other income (loss) - net	(0.1)	12.6	(12.4)	0.1

Interest expense	18.9	14.2	(12.7)	20.4

INCOME BEFORE INCOME TAXES	43.1	2.2	-	45.3

Income taxes	17.1	0.3	-	17.4

Equity in earnings of consolidated companies, net of tax	-	26.0	(26.0)	-

NET INCOME	$26.0	$27.9	$(26.0)	$27.9

Condensed Consolidating Statement of Income for the three months ended September 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$101.8	$-	$-	$101.8
Electric utility	173.2	-	-	173.2
Other	-	11.1	(10.7)	0.4
Total operating revenues	275.0	11.1	(10.7)	275.4
OPERATING EXPENSES
Cost of gas	32.4	-	-	32.4
Cost of fuel & purchased power	64.5	-	-	64.5
Other operating	81.1	-	(10.6)	70.5
Depreciation & amortization	40.3	6.7	0.2	47.2
Taxes other than income taxes	10.8	0.4	-	11.2
Total operating expenses	229.1	7.1	(10.4)	225.8
OPERATING INCOME	45.9	4.0	(0.3)	49.6

Other income - net	0.6	12.7	(12.4)	0.9

Interest expense	18.9	14.2	(12.7)	20.4

INCOME BEFORE INCOME TAXES	27.6	2.5	-	30.1

Income taxes	10.8	0.6	-	11.4

Equity in earnings of consolidated companies, net of tax	-	16.8	(16.8)	-

NET INCOME	$16.8	$18.7	$(16.8)	$18.7

Condensed Consolidating Statement of Income for the nine months ended September 30, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$592.8	$-	$-	$592.8
Electric utility	492.4	-	-	492.4
Other	-	32.9	(31.4)	1.5
Total operating revenues	1,085.2	32.9	(31.4)	1,086.7
OPERATING EXPENSES
Cost of gas sold	274.4	-	-	274.4
Cost of fuel & purchased power	186.9	-	-	186.9
Other operating	263.0	-	(31.2)	231.8
Depreciation & amortization	123.2	20.3	0.4	143.9
Taxes other than income taxes	39.6	1.1	-	40.7
Total operating expenses	887.1	21.4	(30.8)	877.7
OPERATING INCOME	198.1	11.5	(0.6)	209.0

Other income - net	3.1	38.3	(37.4)	4.0

Interest expense	56.5	42.7	(38.0)	61.2

INCOME BEFORE INCOME TAXES	144.7	7.1	-	151.8

Income taxes	58.1	0.9	-	59.0

Equity in earnings of consolidated companies, net of tax	-	86.6	(86.6)	-

NET INCOME	$86.6	$92.8	$(86.6)	$92.8

Condensed Consolidating Statement of Income for the nine months ended September 30, 2010 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$692.8	$-	$-	$692.8
Electric utility	469.1	-	-	469.1
Other	-	33.3	(32.1)	1.2
Total operating revenues	1,161.9	33.3	(32.1)	1,163.1
OPERATING EXPENSES
Cost of gas	371.7	-	-	371.7
Cost of fuel & purchased power	180.3	-	-	180.3
Other operating	255.2	-	(31.9)	223.3
Depreciation & amortization	120.2	20.0	0.3	140.5
Taxes other than income taxes	43.9	1.1	0.1	45.1
Total operating expenses	971.3	21.1	(31.5)	960.9
OPERATING INCOME	190.6	12.2	(0.6)	202.2

Other income - net	3.0	38.3	(37.4)	3.9

Interest expense	56.3	42.7	(38.0)	61.0

INCOME BEFORE INCOME TAXES	137.3	7.8	-	145.1

Income taxes	53.9	0.9	-	54.8

Equity in earnings of consolidated companies, net of tax	-	83.4	(83.4)	-

NET INCOME	$83.4	$90.3	$(83.4)	$90.3

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$237.5	$15.1	$-	$252.6

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(63.3)	(68.7)	63.3	(68.7)
Retirement of long-term debt, including premiums paid	(0.7)	(0.7)	0.7	(0.7)
Net change in intercompany short-term borrowings	(34.3)	(23.5)	57.8	-
Net change in short-term borrowings	-	(8.7)	-	(8.7)
Net cash flows from financing activities	(98.3)	(101.6)	121.8	(78.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	63.3	(63.3)	-
Other investing activities	0.2	0.2	-	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(159.6)	(10.9)	-	(170.5)
Other investing activities	(0.8)	-	-	(0.8)
Net change in long-term intercompany notes receivable	-	0.7	(0.7)	-
Net change in short-term intercompany notes receivable	23.5	34.3	(57.8)	-
Net cash flows from investing activities	(136.7)	87.6	(121.8)	(170.9)
Net change in cash & cash equivalents	2.5	1.1	-	3.6
Cash & cash equivalents at beginning of period	2.0	0.4	-	2.4
Cash & cash equivalents at end of period	$4.5	$1.5	$-	$6.0

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2010 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$166.5	$40.8	$-	$207.3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution from parent	4.6	4.6	(4.6)	4.6
Requirements for:
Dividends to parent	(51.1)	(59.8)	51.1	(59.8)
Retirement of long-term debt, including premiums paid	(1.6)	(1.6)	1.6	(1.6)
Net change in intercompany short-term borrowings	4.6	(18.4)	13.8	-
Net change in short-term borrowings	-	9.6	-	9.6
Net cash flows from financing activities	(43.5)	(65.6)	61.9	(47.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	51.1	(51.1)	-
Other investing activities	2.8	0.2	-	3.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(144.8)	(18.6)	-	(163.4)
Consolidated subsidiary investments	-	(4.6)	4.6	-
Other investing activities	(1.1)	-	-	(1.1)
Net change in long-term intercompany notes receivable	-	1.6	(1.6)	-
Net change in short-term intercompany notes receivable	18.4	(4.6)	(13.8)	-
Net cash flows from investing activities	(124.7)	25.1	(61.9)	(161.5)
Net change in cash & cash equivalents	(1.7)	0.3	-	(1.4)
Cash & cash equivalents at beginning of period	5.6	0.6	-	6.2
Cash & cash equivalents at end of period	$3.9	$0.9	$-	$4.8

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.0 million and $4.8 million in the three months ended September 30, 2011 and 2010 respectively.  For the nine months ended September 30, 2011 and 2010, these taxes totaled $21.4 million and $25.0 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of September 30, 2011 and December 31, 2010, the Company has accruals related to utility and nonutility plant purchases totaling approximately $10.7 million and $11.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended September 30, 2011 and 2010 totaled $40.2 million and $34.0 million, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $116.0 and $116.7 million, respectively.  Amounts owed to Vectren Fuels at September 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Miller Pipeline, LLC
Miller Pipeline, LLC  (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $17.1 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $32.1 million and $17.3 million, respectively.  Amounts owed to Miller at September 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

Vectren Source
Vectren Source, a nonutility wholly owned subsidiary of Vectren, provides natural gas and other related products and services in the Midwest and Northeast United States to approximately 261,000 equivalent residential and commercial customers.  This customer count reflects nearly 140,000 customers in VEDO’s service territory that have either voluntarily opted to choose their natural gas supplier or are supplied natural gas by Vectren Source but remain customers of the regulated utility as part of VEDO’s exit the merchant function process.  Since January 2010, Vectren Source has sold gas commodity directly to customers in VEDO’s service territory and VEDO purchases receivables from Vectren Source to include those sales in one customer bill similar to the receivables purchased from Vectren Source related to customers that voluntarily chose Vectren Source as their supplier.  As a result of a supplier choice auction held on January 18, 2011 in VEDO’s service territory, Vectren Source increased its customer base by 28,000 in the second quarter of 2011.  Total receivables purchased from Vectren Source in the three months ended September 30, 2011 and 2010, totaled $5.0 million and $3.3 million, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $46.3 million and $35.0 million, respectively.

As part of VEDO’s initial phase of exiting the merchant function which ended on March 31, 2010, the Company purchased natural gas from Vectren Source.  Such purchases totaled $14.2 million during the nine months ended September 30, 2010.  Purchases subsequent to March 31, 2010 have been insignificant.  Amounts charged by Vectren Source for gas supply services are comprised of the monthly NYMEX settlement price plus a fixed adder, as authorized by the PUCO.  Amounts owed to Vectren Source at September 30, 2011 and December 31, 2010 are included in Payables to other Vectren companies.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2011 and 2010 totaled $80.3 million and $75.9 million, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $278.6 million and $309.7 million, respectively.  Amounts owed to ProLiance at September 30, 2011 and December 31, 2010 for those purchases were $25.4 million and $59.3 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended September 30, 2011 and 2010, Utility Holdings received corporate allocations totaling $7.3 million and $11.2 million, respectively.  For the nine months ending September 30, 2011 and 2010, Utility Holdings received corporate allocations totaling $33.5 million and $35.7 million, respectively.

7.	Financing Activities

On October 21, 2011, the Company priced $100 million of senior unsecured notes at an interest rate of 5.00 percent per annum and with a maturity date of February 3, 2042.  The notes will be sold to various institutional investors pursuant to a private placement note purchase agreement expected to be entered into in November 2011.  These senior notes will be unsecured and will be jointly and severally guaranteed by Utility Holdings’ regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  The proceeds received from the issuance of the senior notes will be used to refinance Utility Holdings’ $96.2 million 5.95 percent senior notes due 2036, that are expected to be called at par and retired on or about November 21, 2011.  Subject to the satisfaction of customary closing conditions, the new notes will be issued on or about February 1, 2012.

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due December 2, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of Utility Holdings 6.625 percent long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be replaced with short-term borrowings.  These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its September 30, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

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

Indiana House Bill 1004
In May 2011, House Bill 1004 was signed into law.  This legislation phases in over four years a two percent rate reduction to the Indiana Adjusted Gross Income Tax for corporations.  Pursuant to House Bill 1004, the tax rate will be lowered by one-half percent each year beginning on July 1, 2012, to the final rate of six and one-half percent effective July 1, 2015.  Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the second quarter of 2011, the period of enactment.  The impact was not material to results of operations or financial condition.

Indiana Senate Bill 251
In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among other federally mandated projects and potential projects.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly connected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.  Before the impacts of efficiency measures, the Company currently stands at approximately 5 percent given the long-term wind contracts and landfill gas investments.  The Company continues to evaluate whether to participate in this voluntary program.

Ohio House Bill 95
In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply to implement a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes recovery or deferral of program costs, such as depreciation, property taxes, and carrying costs.  The Company is assessing the impact this legislation may have on its operations.

Clean Air Act
To comply with Indiana’s implementation plan of the Clean Air Act of 1990, Clean Air Interstate Regulations (CAIR), and regulation of mercury, SIGECO obtained IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment includes Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

CAIR is an allowance cap and trade program instituted in 2005 that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the EPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March 2005 remains effective while EPA revised it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.

Similarly, in March 2005, EPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, EPA announced that it intended to publish proposed Maximum Achievable Control Technology standards for mercury in 2011.  In March 2011, the EPA released its proposed Hazardous Air Pollutants (HAPs) rule for the reduction of mercury, non-mercury particulate and acid gases.  Based on initial review of the proposed regulation, the Company believes that it will be able to meet these new stringent emission reduction limits with its existing suite of pollution control equipment.

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

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The EPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Clean Water Act
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  Depending upon the approaches taken by the EPA when it reissues the regulation, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  Similarly, costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

Potential Pipeline Safety Legislation
The U.S Senate has passed a pipeline safety bill that would increase, beyond levels required by current law, the oversight of natural gas pipelines and lead to an investment in the further inspection, and where necessary, additional modernization of pipeline infrastructure.  The U.S. House of Representatives continues to debate legislation similar to the Senate bill as well as alternatives.  At this time and in the absence of final legislation, compliance costs and other effects associated with increased pipeline safety regulations remain uncertain.  However, any future legislative or regulatory actions taken to address pipeline safety could result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Compliance costs and capital investments associated with the Company’s Indiana gas utilities would likely qualify as federally mandated regulatory requirements recoverable under Senate Bill 251 referenced above.  In Ohio, capital investments would likely qualify for timely recovery under House Bill 95 referenced above.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 28 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the settled lawsuit.  In November 2010, the Court ruled on two motions for summary judgment, finding for SIGECO and against certain insurers on indemnification and defense obligations in the policies at issue.

SIGECO has recorded cumulative costs that it has incurred or reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $17.0 million.  However, the total costs that may be incurred in connection with addressing these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.2 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $9.0 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2011 and December 31, 2010, respectively, approximately $5.4 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures
Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding has been established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In October 2011, the OUCC filed its testimony which, while suggesting enhancements to the process to be considered, does not challenge the results of the RFP and the resulting new contracts.  A hearing in this proceeding is scheduled for December 2011.

Vectren South Electric Demand Side Management Program Filing
On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed electric Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, and include some for large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.  The Company is in the initial phases of implementing electric conservation initiatives.

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $17 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  Indiana statute provides for timely recovery of these investments, with a return, in instances where the investment increases the efficiency of existing generating plants that are fueled by coal.  The IURC will conduct a hearing in early 2012.

Vectren North & Vectren South Gas Decoupling Extension Filing
On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  On August 18, 2011, the IURC issued an order approving the settlement as filed, granting the extension of the current decoupling mechanism in place at both gas companies and recovery of new conservation program costs through December 2015.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  The first auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13, 2010.  The plan approved by the PUCO required that the Company conduct at least two annual auctions during this phase.  As such, the Company conducted another auction on January 18, 2011 in advance of the second 12-month term which commenced on April 1, 2011.  The results of that auction were approved by the PUCO on January 19, 2011. Vectren Source, the Company’s wholly owned nonutility retail gas marketer, was a successful bidder in both auctions winning one tranche of customers in the first auction and two tranches of customers in the second auction.  Each tranche of customers equates to approximately 28,000 customers.  Consistent with current practice, customers will continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

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

11.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,304.4	$1,415.9	$1,304.8	$1,392.9
Short-term borrowings	38.3	38.3	47.0	47.0
Cash & cash equivalents	6.0	6.0	2.4	2.4

For the balance sheet dates presented in these financial statements, the Company had no material assets or liabilities recorded at fair value outstanding.

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

12.  Impact of Recently Issued Accounting Principles

Other Comprehensive Income (OCI)
In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance will require entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company is assessing whether to early adopt this guidance for its annual reporting period ending December 31, 2011.  The adoption of this guidance will have no material impacts to the Company’s financial statements.

Goodwill Testing
In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance will have no material impact to the Company’s financial statements.

Multiemployer Pension Plan Disclosures
In September 2011, the FASB issued new accounting guidance that requires enhanced disclosures regarding an employer’s participation in multiemployer pension plans.   Utility Holdings participates in its parent company’s pension plan and current FASB guidance requires that when subsidiaries participate in the parent company’s single-employer pension plan, each subsidiary must account for its participation in the overall pension plan as if the subsidiary were participating in a multiemployer pension plan.  Under the new FASB guidance, each such subsidiary will be required to disclose the name of the parent plan and the amount of contributions made to the plan in each annual period for which an income statement is presented in the subsidiary’s stand-alone financial statements.  The new disclosure requirements are effective for fiscal years ending after December 15, 2011, so they will be effective for the Company’s 2011 financial statements.  The adoption of this guidance will have no impact on the Company’s operating results or financial condition.

13.  Segment Reporting

The Company’s operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  Regulated operations supply natural gas and/or electricity to over one million customers.  In total, the Company is comprised of three operating segments:  Gas Utility Services, Electric Utility Services, and Other operations.  Net income is the measure of profitability used by management for all operations.
Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010
Revenues
Gas Utility Services	$102.1	$101.8	$592.8	$692.8
Electric Utility Services	186.7	173.2	492.4	469.1
Other Operations	11.0	11.1	32.9	33.3
Eliminations	(10.5)	(10.7)	(31.4)	(32.1)
Total revenues	$289.3	$275.4	$1,086.7	$1,163.1

Profitability Measure - Net Income
Gas Utility Services	$(4.8)	$(6.3)	$33.5	$32.0
Electric Utility Services	30.8	23.1	53.1	51.4
Other Operations	1.9	1.9	6.2	6.9
Total net income	$27.9	$18.7	$92.8	$90.3

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

Indiana Gas provides energy delivery services to approximately 562,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to over 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.  In total, Utility Holdings is comprised of three operating segments:  Gas Utility Services, Electric Utility Services, and Other operations.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  Other operations provide information technology and other support services to those regulated operations.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2010 annual report filed on Form 10-K.

During the third quarter, Utility Holdings’ earnings increased to $27.9 million in 2011 from $18.7 million earned in 2010.  In the nine months ended September 30, 2011, Utility Holdings earned $92.8 million, compared to the $90.3 million earned in 2010. These results reflect milder cooling weather in 2011.  The year to date increase is driven by increased earnings from both gas and electric operations.

Gas utility services
During the 2011 third quarter, the gas utility segment operated at a seasonal loss of $4.8 million compared to a loss of $6.3 million in 2010.  The gas utility segment earned $33.5 million during the nine months ended September 30, 2011 compared to earnings of $32.0 million in the prior year period. The $1.5 million year over year increase, as well as the quarterly increase, is due to continued growth in large customer margin from ethanol plants in the Vectren South territory and return on bare steel, cast iron, and distribution riser replacement activities in Ohio.  The year to date period in 2011 also reflects the expected first quarter impact of rate design changes implemented in February 2010 in the Ohio service territory.

Electric utility services
The electric operations earned $30.8 million in the third quarter of 2011, compared to $23.1 million in the prior year quarter and earned $53.1 million in the nine months ended September 30, 2011 compared to $51.4 million in the prior year period.  The quarterly and year to date periods in 2011 have been positively impacted by new electric base rates implemented on May 3, 2011 and negatively impacted by weather that, while warmer than normal, was cooler than the prior year.  The year to date period earnings in 2011 were reduced by increased power supply operating expenses associated with planned electric generating maintenance activities. Increased maintenance costs generally incurred in the first half of the year were in preparation for the high volume summer cooling season.

Management estimates the electric margin impact of weather to be approximately $3.0 million favorable and $4.5 million favorable, compared to normal temperatures in the quarter and year to date in 2011, respectively.  This compares to 2010, where management estimated a $5.7 million favorable impact on margin compared to normal in the third quarter and $9.9 million year to date.  Although temperatures were warmer than normal, period over period, there was a decline in earnings of approximately $1.6 million after tax in the quarter and $3.2 million after tax year to date.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010
Gas utility revenues	$102.1	$101.8	$592.8	$692.8
Cost of gas sold	30.5	32.4	274.4	371.7
Total gas utility margin	$71.6	$69.4	$318.4	$321.1
Margin attributed to:
Residential & commercial customers	$58.5	$57.2	$267.9	$273.6
Industrial customers	11.5	10.4	41.2	36.7
Other	1.6	1.8	9.3	10.8
Total gas utility margin	$71.6	$69.4	$318.4	$321.1
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.5	5.9	71.0	69.4
Industrial customers	20.7	19.3	70.6	65.1
Total sold & transported volumes	27.2	25.2	141.6	134.5

Gas utility margins were $71.6 million and $318.4 million for the for the three and nine months ended September 30, 2011, and compared to 2010 increased $2.2 million in the quarter and decreased $2.7 million year to date.  Management estimates a year to date decrease of $3.5 million due to Ohio rate design changes, as described below.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.8 million quarter over quarter and $2.2 million year to date.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, increased by $0.9 million in the quarter and $4.0 million year to date due primarily to ethanol producers in the Vectren South territory.  Margin decreased $4.4 million year to date due to lower revenue taxes and operating costs directly recovered in margin.

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

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Electric utility revenues	$186.7	$173.2	$492.4	$469.1
Cost of fuel & purchased power	67.1	64.5	186.9	180.3
Total electric utility margin	$119.6	$108.7	$305.5	$288.8
Margin attributed to:
Residential & commercial customers	$82.1	$73.3	$199.1	$188.5
Industrial customers	27.7	27.0	76.6	73.9
Other customers	2.2	1.6	5.7	5.6
Subtotal: retail	$112.0	$101.9	$281.4	$268.0
Wholesale power & transmission system margin	7.6	6.8	24.1	20.8
Total electric utility margin	$119.6	$108.7	$305.5	$288.8

Electric volumes sold in GWh attributed to:
Residential & commercial customers	863.5	886.9	2,223.0	2,315.3
Industrial customers	731.8	712.2	2,074.6	2,019.7
Other customers	5.6	4.9	16.3	16.0
Total retail volumes sold	1,600.9	1,604.0	4,313.9	4,351.0

Retail
Electric retail utility margins were $112.0 million and $281.4 million for the three and nine months ended September 30, 2011, and compared to 2010 increased over the prior year periods by $10.1 million and $13.4 million, respectively.  The impact of new base rates increased margin $10.9 million in the quarter and $16.8 year to date.  Management estimates the impact of weather, which was warmer than normal but cooler compared to the prior year, to have decreased residential and commercial margin $2.7 million in the third quarter and $5.4 million year to date compared to the prior year periods.  Margin increased $0.9 million in the quarter and $1.8 million year to date due to increased MISO operating costs that are directly recovered in margin.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010
Off-system sales	$0.7	$2.6	$5.1	$6.0
Transmission system sales	6.9	4.2	19.0	14.8
Total wholesale margin	$7.6	$6.8	$24.1	$20.8

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $6.9 million and $19.0 million for the three and nine months ended September 30, 2011, respectively, compared to $4.2 million and $14.8 million in both the three and nine months ended September 30, 2010.  Increases are primarily due to increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $100 million, the Company has invested approximately $70 million as of September 30, 2011.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational in 2012.

For the three and nine months ended September 30, 2011, margin from off-system sales were $0.7 million and $5.1, respectively, compared to $2.6 million and $6.0 million for the three and nine months ended September 30, 2010.  The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  Results for the periods presented reflect the impact of that sharing.  Off-system sales totaled 469 GWh and 466 GWh during the nine months ended September 30, 2011 and 2010, respectively.

Operating Expenses

Other Operating
For the three and nine months ended September 30, 2011, other operating expenses were $66.7 million and $231.8 million, and compared to 2010 reflect a decrease in the quarter of $3.8 million and a year to date increase of $8.5 million.  The changes primarily reflect variation in electric power supply operating expenses.  Such expenses decreased $1.7 million in the quarter with $1.1 million attributable to planned outage maintenance, and such expenses increased $10.3 million year to date with $8.6 million attributed to planned outage maintenance.  The timing of uncollectible accounts expense reflects lower costs in the quarter by $1.1 million and $2.4 million year to date.  The remaining variances are primarily driven by higher pass through operating costs and lower variable compensation.

Depreciation & Amortization
For the three and nine months ended September 30, 2011, depreciation and amortization expense was $47.8 million and $143.9 million, increasing $0.6 million and $3.4 million, respectively, compared to 2010.  These increases reflect utility investments placed into service, which were offset by lower amortizations of certain deferred costs pursuant to the recent electric base rate order.  Such decreased amortizations were $0.9 million in the quarter and $1.6 million year to date.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2011, taxes other than income taxes were $11.6 million and $40.7 million, respectively, which reflects a slight increase in the quarter of $0.4 million and a year to date decrease of $4.4 million.  The year to date decrease is primarily attributable to lower Ohio excise and usage taxes associated with that territory’s ongoing process of exiting the merchant function, which started in the second quarter of last year.  Excise and usage related taxes are offset dollar-for-dollar with lower gas utility revenues.

Other Income-Net

Other income-net reflects income of $0.1 million and $4.0 million for the three and nine months ended September 30, 2011, compared to $0.9 million and $3.9 million for the same periods in 2010.  The decrease in the quarter primarily reflects market declines on investments that fund certain benefit plans.

Interest Expense

For the three and nine months ended September 30, 2011, interest expense was $20.4 million and $61.2 million, and is generally flat compared to the prior year periods.  Interest expense in all periods reflects the current low interest rate environment and a lower reliance by the Company on short-term borrowings.

Income Taxes

In 2011, federal and state income taxes were $17.4 million for the quarter and $59.0 million year to date.  The increased expense of $6.0 million quarter over quarter and $4.2 million year to date primarily reflects increased pre-tax income.  The year to date period in 2011 reflects a $1.4 million adjustment that increased income taxes.

Legislative & Environmental Matters

Indiana House Bill 1004

In May 2011, House Bill 1004 was signed into law.  This legislation phases in over four years a two percent rate reduction to the Indiana Adjusted Gross Income Tax for corporations.  Pursuant to House Bill 1004, the tax rate will be lowered by one-half percent each year beginning on July 1, 2012, to the final rate of six and one-half percent effective July 1, 2015.  Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the second quarter of 2011, the period of enactment.  The impact was not material to results of operations or financial condition.

Indiana Senate Bill 251

In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution, including greenhouse gas emissions, among other federally mandated projects and potential projects.

The legislation establishes a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program.  The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of its Indiana retail customers will be provided by clean energy sources, as defined.  The financial incentives include an enhanced return on equity and tracking mechanisms to recover program costs.  In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly connected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.  Before the impacts of efficiency measures, the Company currently stands at approximately 5 percent given the long-term wind contracts and landfill gas investments.  The Company continues to evaluate whether to participate in this voluntary program.

Ohio House Bill 95

In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply to implement a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes recovery or deferral of program costs, such as depreciation, property taxes, and carrying costs.  The Company is assessing the impact this legislation may have on its operations.

Clean Air Act

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, Clean Air Interstate Regulations (CAIR), and regulation of mercury, SIGECO obtained IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment includes Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

CAIR is an allowance cap and trade program instituted in 2005 that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the EPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March 2005 remains effective while EPA revised it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.

Similarly, in March 2005, EPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, EPA announced that it intended to publish proposed Maximum Achievable Control Technology standards for mercury in 2011.  In March 2011, the EPA released its proposed Hazardous Air Pollutants (HAPs) rule for the reduction of mercury, non-mercury particulate and acid gases.  Based on initial review of the proposed regulation, the Company believes that it will be able to meet these new stringent emission reduction limits with its existing suite of pollution control equipment.

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

Climate Change

In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The EPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Clean Water Act

Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  Depending upon the approaches taken by the EPA when it reissues the regulation, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  Similarly, costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

Potential Pipeline Safety Legislation

The U.S Senate has passed a pipeline safety bill that would increase, beyond levels required by current law, the oversight of natural gas pipelines and lead to an investment in the further inspection, and where necessary, additional modernization of pipeline infrastructure.  The U.S. House of Representatives continues to debate legislation similar to the Senate bill as well as alternatives.  At this time and in the absence of final legislation, compliance costs and other effects associated with increased pipeline safety regulations remain uncertain.  However, any future legislative or regulatory actions taken to address pipeline safety could result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Compliance costs and capital investments associated with the Company’s Indiana gas utilities would likely qualify as federally mandated regulatory requirements recoverable under Senate Bill 251 referenced above.  In Ohio, capital investments would likely qualify for timely recovery under House Bill 95 referenced above.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 28 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the settled lawsuit.  In November 2010 the Court ruled on two motions for summary judgment, finding for SIGECO and against certain insurers on indemnification and defense obligations in the policies at issue.

SIGECO has recorded cumulative costs that it has incurred or reasonably expects to incur related to these environmental matters, including the recent settlement discussed above, totaling approximately $17.0 million.  However, the total costs that may be incurred in connection with addressing these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $14.2 million of expected insurance recoveries from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $9.0 million in proceeds have been received.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2011 and December 31, 2010, respectively, approximately $5.4 million and $5.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures

Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding has been established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In October 2011, the OUCC filed its testimony which, while suggesting enhancements to the process to be considered, does not challenge the results of the RFP and the resulting new contracts.  A hearing in this proceeding is scheduled for December 2011.

Vectren South Electric Demand Side Management Program Filing

On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed electric Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, and include some for large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.  The Company is in the initial phases of implementing electric conservation initiatives.

Vectren South Electric Dense Pack Filing

On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $17 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  Indiana statute provides for timely recovery of these investments, with a return, in instances where the investment increases the efficiency of existing generating plants that are fueled by coal.  The IURC will conduct a hearing in early 2012.

Vectren North & Vectren South Gas Decoupling Extension Filing

On April 14, 2011, the Company’s Indiana based gas companies (Vectren North and Vectren South) filed with the IURC a joint settlement agreement with the OUCC on an extension of the offering of conservation programs and the supporting gas decoupling mechanism originally approved in December 2006.  On August 18, 2011, the IURC issued an order approving the settlement as filed, granting the extension of the current decoupling mechanism in place at both gas companies and recovery of new conservation program costs through December 2015.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  The first auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13, 2010.  The plan approved by the PUCO required that the Company conduct at least two annual auctions during this phase.  As such, the Company conducted another auction on January 18, 2011 in advance of the second 12-month term which commenced on April 1, 2011.  The results of that auction were approved by the PUCO on January 19, 2011. Vectren Source, the Company’s wholly owned nonutility retail gas marketer, was a successful bidder in both auctions winning one tranche of customers in the first auction and two tranches of customers in the second auction.  Each tranche of customers equates to approximately 28,000 customers.  Consistent with current practice, customers will continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold and revenue related taxes recorded in Taxes other than income taxes as VEDO no longer purchases gas for resale to these customers. In the three months and nine months ended September 30, 2010, VEDO’s gas costs were $0.7 million and $85.3 million, respectively, while revenue taxes were $1.6 million and $12.1 million, respectively.  In the three and nine months ended September 30, 2011, gas costs were $0.7 million and $9.6 million, respectively, while revenue taxes were $1.7 million and $8.4 million, respectively.  Therefore, generally there was no change in Gas utility revenues resulting from VEDO’s exit of the merchant function in the current quarter, and such revenues decreased approximately $79.4 million year to date.

Impact of Recently Issued Accounting Guidance

Other Comprehensive Income (OCI)

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance will require entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company is assessing whether to early adopt this guidance for its annual reporting period ending December 31, 2011.  The adoption of this guidance will have no material impacts to the Company’s financial statements.

Goodwill Testing

In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance will have no material impact to the Company’s financial statements.

Multiemployer Pension Plan Disclosures

In September 2011, the FASB issued new accounting guidance that requires enhanced disclosures regarding an employer’s participation in multiemployer pension plans.   Utility Holdings participates in its parent company’s pension plan and current FASB guidance requires that when subsidiaries participate in the parent company’s single-employer pension plan, each subsidiary must account for its participation in the overall pension plan as if the subsidiary were participating in a multiemployer pension plan.  Under the new FASB guidance, each such subsidiary will be required to disclose the name of the parent plan and the amount of contributions made to the plan in each annual period for which an income statement is presented in the subsidiary’s stand-alone financial statements.  The new disclosure requirements are effective for fiscal years ending after December 15, 2011, so they will be effective for the Company’s 2011 financial statements.  The adoption of this guidance will have no impact on the Company’s operating results or financial condition.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of utility operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ had $38 million of short-term obligations outstanding at September 30, 2011.  Utility Holdings’ long-term obligations outstanding at September 30, 2011 approximated $918 million.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at September 30, 2011, was $388 million.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2011, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at September 30, 2011 and December 31, 2010, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As an example, the Utility Holdings’ short-term debt agreement expiring in 2016 contains a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2011, the Company was in compliance with all covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.  Since 2008, the Company has reduced its reliance on short-term borrowing capacity with the completion of several long-term financing transactions.  The Company anticipates funding future capital expenditures and dividends through internally generated funds.  In addition, available liquidity is expected to continue to be enhanced by the extension of bonus depreciation legislation.

On October 21, 2011, the Company priced $100 million of senior unsecured notes at an interest rate of 5.00 percent per annum and with a maturity date of February 3, 2042.  The notes will be sold to various institutional investors pursuant to a private placement note purchase agreement expected to be entered into in November 2011.  These senior notes will be unsecured and will be jointly and severally guaranteed by Utility Holdings’ regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  The proceeds received from the issuance of the senior notes will be used to refinance Utility Holdings’ $96.2 million 5.95 percent senior notes due 2036, that are expected to be called at par and retired on or about November 21, 2011.  Subject to the satisfaction of customary closing conditions, the new notes will be issued on or about February 1, 2012.

On April 5, 2011, the Company entered into a private placement note purchase agreement pursuant to which various institutional investors have agreed to purchase the following tranches of notes:  (i) $55 million of 4.67 percent Senior Guaranteed Notes, due November 30, 2021, (ii) $60 million of 5.02 percent Senior Guaranteed Notes, due November 30, 2026, and (iii) $35 million of 5.99 percent Senior Guaranteed Notes, due November 30, 2041.  The proceeds received from the issuance of these senior notes will be used to partially refinance $250 million of Utility Holdings 6.625 percent long-term debt maturing December 1, 2011.  The remainder of the maturing debt will be replaced with short-term borrowings.  These senior notes are unsecured and will be jointly and severally guaranteed by the Company’s regulated utility subsidiaries, Southern Indiana Gas and Electric Company, Indiana Gas Company, Inc., and Vectren Energy Delivery of Ohio, Inc.  Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about November 30, 2011.  The Company has reclassified $150 million of the $250 million debt redemption due in December 2011 to long-term debt in its September 30, 2011 Consolidated Balance Sheet to reflect the Company’s ability and intent to refinance that portion of the debt with this issuance.

Consolidated Short-Term Borrowing Arrangements

At September 30, 2011, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $312 million was available at September 30, 2011.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  This short-term borrowing facility was amended effective November 10, 2011 to extend its maturity date from 2013 to 2016 at current market rates.  The $350 million of capacity remains unchanged.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2011	2010
Nine Months Ended September 30
Balance Outstanding	$38.3	$26.0
Weighted Average Interest Rate	0.41%	0.40%
Nine Months Ended September 30 Average
Balance Outstanding	$14.0	$5.0
Weighted Average Interest Rate	0.40%	0.40%
Maximum Month End Balance Outstanding	$42.5	$26.0

(In millions)	2011	2010
Quarterly Average - September 30
Balance Outstanding	$18.8	$13.5
Weighted Average Interest Rate	0.41%	0.41%
Maximum Month End Balance Outstanding	$38.3	$26.0

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $60 million for the remainder of 2011.

Pension and Postretirement Funding Obligations
During the nine months ended September 30, 2011, Vectren made $32.6 million in contributions to qualified pension plans, all of which was funded by Utility Holdings.  Vectren anticipates $2.4 million of additional funding in 2011 which will be funded by Utility Holdings.  Of the $35 million of anticipated funding in 2011, $25 million is made available from bonus depreciation opportunities.  Vectren’s management currently estimates contributing $10 million to qualified pension plans in 2012, of which a majority will be funded by Utility Holdings.  Contributions in 2012 and beyond are dependent on a variety of factors, including Vectren’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.

Other Letters of Credit
As of September 30, 2011, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September of 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2011.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $252.6 million and $207.3 million during the nine months ended September 30, 2011 and 2010, respectively.  The $45.3 million increase in operating cash flow in 2011 compared to 2010 is primarily due to changes in working capital and increased earnings before noncash charges, such as deferred taxes, which have been used to fund contributions to Vectren’s pension plans.

Financing Cash Flow
Net cash flow required for financing activities was $78.1 million and $47.2 million during the nine months ended September 30, 2011 and 2010, respectively.  This primarily reflects the payment of $68.7 million in dividends compared to $59.8 million during 2010 and the repayment of more short-term borrowings during 2011.

Investing Cash Flow
Cash flow required for investing activities was $170.9 million and $161.5 million during the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures are the primary component of investing activities and totaled $170.5 million and $163.4 during the nine months ended September 30, 2011 and 2010, respectively.

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
•
Risks associated with material business transactions such as mergers, acquisitions and divestitures, including, without limitation, legal and regulatory delays; the related time and costs of implementing such transactions; integrating operations as part of these transactions; and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions.

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

ITEM 4. CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
    1)  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
    2)  accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as
         appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, rate and regulatory matters.  The condensed consolidated financial statements are included in Part 1 Item 1.

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2010 Form 10-K and are therefore not presented herein.

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.1
Amendment No. 1 to Coal Supply Agreement for Warrick 4 Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective October 31, 2011.  (Filed and designated in Form 8-K dated November 1, 2011, File No. 1-15467, as Exhibit 10.1.)  Portions of the document have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

10.2
Amendment No. 2 to Coal Supply Agreement for F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective October 31, 2011.  (Filed and designated in Form 8-K dated November 1, 2011, File No. 1-15467, as Exhibit 10.2.)  Portions of the document have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

10.3
Amendment No. 2 to Coal Supply Agreement for A.B. Brown Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective October 31, 2011.  (Filed and designated in Form 8-K dated November 1, 2011, File No. 1-15467, as Exhibit 10.3.)  Portions of the document have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

10.4
Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective April 1, 2011.  (Filed and designated in Form 8-K dated November 1, 2011, File No. 1-15467, as Exhibit 10.1.)

10.5
Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, effective April 1, 2011.  (Filed and designated in Form 8-K dated November 1, 2011, File No. 1-15467, as Exhibit 10.2.)

   12  Ratio of Earnings to Fixed Charges

31.1     Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32	Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101      Interactive Data File.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 10, 2011	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)