Form 10-Q
period 2012-03-31
VECTREN UTILITY HOLDINGS INC
filed 2012-05-10
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2012
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
EPA: United States Environmental Protection Agency	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms	XBRL: eXtensible Business Reporting Language
MISO: Midwest Independent System Operator

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Condensed Consolidated Balance Sheets	4-5
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
3	Quantitative and Qualitative Disclosures About Market Risk	35
4	Controls and Procedures	36

	PART II. OTHER INFORMATION
1	Legal Proceedings	36
1A	Risk Factors	36
2	Unregistered Sales of Equity Securities and Use of Proceeds	36
3	Defaults Upon Senior Securities	36
4	Mine Safety Disclosures	36
5	Other Information	36
6	Exhibits	36
	Signatures	37

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash & cash equivalents	$5.5	$6.0
Accounts receivable - less reserves of $5.3 & $5.9, respectively	95.6	95.5
Receivables due from other Vectren companies	0.1	0.2
Accrued unbilled revenues	41.4	90.8
Inventories	107.7	132.5
Recoverable fuel & natural gas costs	9.5	12.4
Prepayments & other current assets	22.3	69.3
Total current assets	282.1	406.7

Utility Plant
Original cost	5,033.8	4,979.9
Less: accumulated depreciation & amortization	1,975.9	1,947.3
Net utility plant	3,057.9	3,032.6

Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.5	31.8
Nonutility plant - net	151.7	156.6
Goodwill - net	205.0	205.0
Regulatory assets	106.8	100.0
Other assets	39.8	41.6
TOTAL ASSETS	$3,876.0	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2012	2011
LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$83.3	$112.9
Accounts payable to affiliated companies	19.3	36.8
Payables to other Vectren companies	14.6	30.1
Accrued liabilities	149.1	121.0
Short-term borrowings	49.7	142.8
Total current liabilities	316.0	443.6

Long-Term Debt	1,208.2	1,208.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	533.3	537.5
Regulatory liabilities	350.5	345.2
Deferred credits & other liabilities	88.8	93.4
Total deferred credits & other liabilities	972.6	976.1
Commitments & Contingencies (Notes 8 - 11)

Common Shareholder's Equity
Common stock (no par value)	776.2	774.6
Retained earnings	603.0	572.0
Total common shareholder's equity	1,379.2	1,346.6

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,876.0	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months
	Ended March 31,
	2012	2011
OPERATING REVENUES
Gas utility	$292.3	$356.7
Electric utility	139.4	146.4
Other	0.4	0.5
Total operating revenues	432.1	503.6

OPERATING EXPENSES
Cost of gas sold	137.1	195.1
Cost of fuel & purchased power	44.7	59.5
Other operating	79.9	86.9
Depreciation & amortization	48.6	48.2
Taxes other than income taxes	15.9	18.0
Total operating expenses	326.2	407.7

OPERATING INCOME	105.9	95.9

Other income - net	2.2	1.7

Interest expense	17.7	20.4

INCOME BEFORE INCOME TAXES	90.4	77.2

Income taxes	34.4	28.6

NET INCOME	$56.0	$48.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56.0	$48.6
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	48.6	48.2
Deferred income taxes & investment tax credits	10.5	14.0
Expense portion of pension & postretirement periodic benefit cost	1.3	1.1
Provision for uncollectible accounts	2.3	5.9
Other non-cash expense - net	1.4	2.3
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	47.1	38.7
Inventories	15.1	27.2
Recoverable/refundable fuel & natural gas costs	5.5	5.1
Prepayments & other current assets	34.7	43.3
Accounts payable, including to Vectren companies & affiliated companies	(59.0)	(108.5)
Accrued liabilities	25.4	34.4
Changes in noncurrent assets	2.7	7.0
Changes in noncurrent liabilities	(10.1)	(29.2)
Net cash flows from operating activities	181.5	138.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	99.5	-
Additional capital contribution	1.6	-
Requirements for:
Dividends to parent	(25.1)	(22.9)
Retirement of long-term debt	-	(0.1)
Net change in short-term borrowings, including from other Vectren companies	(193.1)	(47.0)
Net cash flows from financing activities	(117.1)	(70.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(65.0)	(39.2)
Net cash flows from investing activities	(64.9)	(39.1)
Net change in cash & cash equivalents	(0.5)	29.0
Cash & cash equivalents at beginning of period	6.0	2.4
Cash & cash equivalents at end of period	$5.5	$31.4

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

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to over 313,000 natural gas customers located near Dayton in west central Ohio.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 2, 2012, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $50 million is outstanding at March 31, 2012, and Utility Holdings’ has unsecured senior notes with a par value of $822 million outstanding at March 31, 2012.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of March 31, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$4.7	$0.8	$-	$5.5
Accounts receivable - less reserves	95.6	-	-	95.6
Intercompany receivables	19.5	103.8	(123.3)	-
Receivables due from other Vectren companies	-	0.1	-	0.1
Accrued unbilled revenues	41.4	-	-	41.4
Inventories	107.7	-	-	107.7
Recoverable fuel & natural gas costs	9.5	-	-	9.5
Prepayments & other current assets	23.6	4.3	(5.6)	22.3
Total current assets	302.0	109.0	(128.9)	282.1
Utility Plant
Original cost	5,033.8	-	-	5,033.8
Less: accumulated depreciation & amortization	1,975.9	-	-	1,975.9
Net utility plant	3,057.9	-	-	3,057.9
Investments in consolidated subsidiaries	-	1,303.5	(1,303.5)	-
Notes receivable from consolidated subsidiaries	-	679.7	(679.7)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	27.6	4.9	-	32.5
Nonutility property - net	2.9	148.8	-	151.7
Goodwill - net	205.0	-	-	205.0
Regulatory assets	83.6	23.2	-	106.8
Other assets	43.1	3.5	(6.8)	39.8
TOTAL ASSETS	$3,722.3	$2,272.6	$(2,118.9)	$3,876.0

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$80.0	$3.3	$-	$83.3
Accounts payable to affiliated companies	19.3	-	-	19.3
Intercompany payables	15.0	-	(15.0)	-
Payables to other Vectren companies	14.6	-	-	14.6
Accrued liabilities	137.1	17.6	(5.6)	149.1
Short-term borrowings	-	49.7	-	49.7
Intercompany short-term borrowings	88.8	19.5	(108.3)	-
Total current liabilities	354.8	90.1	(128.9)	316.0
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	387.2	821.0	-	1,208.2
Long-term debt due to VUHI	679.7	-	(679.7)	-
Total long-term debt - net	1,066.9	821.0	(679.7)	1,208.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	555.0	(21.7)	-	533.3
Regulatory liabilities	348.1	2.4	-	350.5
Deferred credits & other liabilities	94.0	1.6	(6.8)	88.8
Total deferred credits & other liabilities	997.1	(17.7)	(6.8)	972.6
Common Shareholder's Equity
Common stock (no par value)	789.4	776.2	(789.4)	776.2
Retained earnings	514.1	603.0	(514.1)	603.0
Total common shareholder's equity	1,303.5	1,379.2	(1,303.5)	1,379.2

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,722.3	$2,272.6	$(2,118.9)	$3,876.0

Condensed Consolidating Balance Sheet as of December 31, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.3	$0.7	$-	$6.0
Accounts receivable - less reserves	94.8	0.7	-	95.5
Intercompany receivables	-	206.0	(206.0)	-
Receivables due from other Vectren companies	-	0.2	-	0.2
Accrued unbilled revenues	90.8	-	-	90.8
Inventories	132.5	-	-	132.5
Recoverable fuel & natural gas costs	12.4	-	-	12.4
Prepayments & other current assets	57.1	16.7	(4.5)	69.3
Total current assets	392.9	224.3	(210.5)	406.7
Utility Plant
Original cost	4,979.9	-	-	4,979.9
Less: accumulated depreciation & amortization	1,947.3	-	-	1,947.3
Net utility plant	3,032.6	-	-	3,032.6
Investments in consolidated subsidiaries	-	1,272.2	(1,272.2)	-
Notes receivable from consolidated subsidiaries	-	679.7	(679.7)	-
Investments in unconsolidated affiliates	0.2	-	-	0.2
Other investments	26.8	5.0	-	31.8
Nonutility property - net	3.0	153.6	-	156.6
Goodwill - net	205.0	-	-	205.0
Regulatory assets	77.0	23.0	-	100.0
Other assets	44.2	4.0	(6.6)	41.6
TOTAL ASSETS	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$106.1	$6.8	$-	$112.9
Accounts payable to affiliated companies	36.8	-	-	36.8
Intercompany payables	11.8	-	(11.8)	-
Payables to other Vectren companies	30.1	-	-	30.1
Accrued liabilities	112.9	12.6	(4.5)	121.0
Short-term borrowings	-	142.8	-	142.8
Intercompany short-term borrowings	158.5	35.7	(194.2)	-
Total current liabilities	456.2	197.9	(210.5)	443.6
Long-Term Debt
Long-term debt - net of current maturities & debt subject to tender	387.2	821.0	-	1,208.2
Long-term debt due to VUHI	679.7	-	(679.7)	-
Total long-term debt - net	1,066.9	821.0	(679.7)	1,208.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	545.2	(7.7)	-	537.5
Regulatory liabilities	342.6	2.6	-	345.2
Deferred credits & other liabilities	98.6	1.4	(6.6)	93.4
Total deferred credits & other liabilities	986.4	(3.7)	(6.6)	976.1
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	484.4	572.0	(484.4)	572.0
Total common shareholder's equity	1,272.2	1,346.6	(1,272.2)	1,346.6

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

Condensed Consolidating Statement of Income for the three months ended March 31, 2012 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$292.3	$-	$-	$292.3
Electric utility	139.4	-	-	139.4
Other	-	9.9	(9.5)	0.4
Total operating revenues	431.7	9.9	(9.5)	432.1
OPERATING EXPENSES
Cost of gas sold	137.1	-	-	137.1
Cost of fuel & purchased power	44.7	-	-	44.7
Other operating	89.6	-	(9.7)	79.9
Depreciation & amortization	41.7	6.8	0.1	48.6
Taxes other than income taxes	15.5	0.4	-	15.9
Total operating expenses	328.6	7.2	(9.6)	326.2
OPERATING INCOME	103.1	2.7	0.1	105.9

Other income (loss) - net	2.0	10.6	(10.4)	2.2

Interest expense	16.5	11.5	(10.3)	17.7

INCOME BEFORE INCOME TAXES	88.6	1.8	-	90.4

Income taxes	35.5	(1.1)	-	34.4

Equity in earnings of consolidated companies, net of tax	-	53.1	(53.1)	-

NET INCOME	$53.1	$56.0	$(53.1)	$56.0

Condensed Consolidating Statement of Income for the three months ended March 31, 2011 (in millions):

	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$356.7	$-	$-	$356.7
Electric utility	146.4	-	-	146.4
Other	-	11.0	(10.5)	0.5
Total operating revenues	503.1	11.0	(10.5)	503.6
OPERATING EXPENSES
Cost of gas	195.1	-	-	195.1
Cost of fuel & purchased power	59.5	-	-	59.5
Other operating	97.4	-	(10.5)	86.9
Depreciation & amortization	41.4	6.7	0.1	48.2
Taxes other than income taxes	17.6	0.4	-	18.0
Total operating expenses	411.0	7.1	(10.4)	407.7
OPERATING INCOME	92.1	3.9	(0.1)	95.9

Other income - net	1.5	12.8	(12.6)	1.7

Interest expense	18.9	14.2	(12.7)	20.4

INCOME BEFORE INCOME TAXES	74.7	2.5	-	77.2

Income taxes	30.0	(1.4)	-	28.6

Equity in earnings of consolidated companies, net of tax	-	44.7	(44.7)	-

NET INCOME	$44.7	$48.6	$(44.7)	$48.6

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012 (in millions):
	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$173.9	$7.6	$-	$181.5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	1.6	1.6	(1.6)	1.6
Long-term debt - net of issuance costs	-	99.5	-	99.5
Requirements for:
Dividends to parent	(23.4)	(25.1)	23.4	(25.1)
Net change in intercompany short-term borrowings	(69.7)	19.5	50.2	-
Net change in short-term borrowings	-	(193.1)	-	(193.1)
Net cash flows from financing activities	(91.5)	(97.6)	72.0	(117.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	23.4	(23.4)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(63.5)	(1.5)	-	(65.0)
Consolidated subsidiary investments	-	(1.6)	1.6	-
Net change in short-term intercompany notes receivable	(19.5)	69.7	(50.2)	-
Net cash flows from investing activities	(83.0)	90.1	(72.0)	(64.9)
Net change in cash & cash equivalents	(0.6)	0.1	-	(0.5)
Cash & cash equivalents at beginning of period	5.3	0.7	-	6.0
Cash & cash equivalents at end of period	$4.7	$0.8	$-	$5.5

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011 (in millions):

	Subsidiary	Parent
	Guarantors	Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$134.7	$3.4	$-	$138.1

CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(21.1)	(22.9)	21.1	(22.9)
Retirement of long-term debt, including premiums paid	(0.1)	(0.1)	0.1	(0.1)
Net change in intercompany short-term borrowings	(82.3)	(15.6)	97.9	-
Net change in short-term borrowings	-	(47.0)	-	(47.0)
Net cash flows from financing activities	(103.5)	(85.6)	119.1	(70.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	-	21.1	(21.1)	-
Other investing activities	-	0.1	-	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(38.2)	(1.0)	-	(39.2)
Net change in long-term intercompany notes receivable	-	0.1	(0.1)	-
Net change in short-term intercompany notes receivable	15.6	82.3	(97.9)	-
Net cash flows from investing activities	(22.6)	102.6	(119.1)	(39.1)
Net change in cash & cash equivalents	8.6	20.4	-	29.0
Cash & cash equivalents at beginning of period	2.0	0.4	-	2.4
Cash & cash equivalents at end of period	$10.6	$20.8	$-	$31.4

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $9.3 million and $11.0 million in the three months ended March 31, 2012 and 2011 respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of March 31, 2012 and December 31, 2011, the Company has accruals related to utility and nonutility plant purchases totaling approximately $9.0 million and $9.2 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended March 31, 2012 and 2011 totaled $24.9 million and $33.2 million, respectively.  Amounts owed to Vectren Fuels at March 31, 2012 and December 31, 2011 are included in Payables to other Vectren companies.

Miller Pipeline, LLC
Miller Pipeline, LLC  (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $8.1 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively.  Amounts owed to Miller at March 31, 2012 and December 31, 2011 are included in Payables to other Vectren companies.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2012 and 2011 totaled $79.5 million and $119.3 million, respectively.  Amounts owed to ProLiance at March 31, 2012 and December 31, 2011 for those purchases were $19.3 million and $36.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2012  and 2011, Utility Holdings received corporate allocations totaling $12.5 million and $13.8  million, respectively.

The Company does not have share-based compensation plans and pension and other postretirement plans separate from Vectren and allocated costs include participation in Vectren’s plans.  The allocation methodology for retirement costs is consistent with FASB guidance related to “multiemployer” benefit accounting.

7.	Financing Activities

On February 1, 2012, the Company issued $100 million of senior unsecured notes at an interest rate of 5.00 percent per annum and with a maturity date of February 3, 2042.  The notes were sold to various institutional investors pursuant to a private placement note purchase agreement executed in November 2011 with a delayed draw feature.  These senior notes are unsecured and jointly and severally guaranteed by Utility Holdings’ regulated utility subsidiaries, SIGECO, Indiana Gas, and VEDO.  The proceeds from the sale of the notes, net of issuance costs, totaled approximately $99.5 million.  These notes have no sinking fund requirements and interest payments are due semi-annually.  These notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in other Utility Holdings’ borrowing arrangements. As of December 31, 2011, the Company had reclassified $100 million of short-term borrowings as long-term debt to reflect those borrowings were refinanced with the proceeds received.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s Indiana gas utilities are expected to be approximately $80 million over the next five years, which would likely qualify as federally mandated regulatory requirements.  In Ohio, capital investments are expected to be approximately $55 million over the next five years.  The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 in Ohio (referenced below).

Indiana Senate Bill 251
In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution control, including greenhouse gas emissions, among other federally mandated projects and potential projects.

Ohio House Bill 95
In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its approximate $25 million fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing and the flings of the other Ohio utilities later this year.

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

On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing schedules be submitted by January 18, 2012, which allowed for completion of briefing and a hearing in April 2012.  Two primary issues are before the Court for review:  (1) EPA’s use of air modeling data (as opposed to exclusive reliance on actual monitoring data) to support state contribution levels, and (2) EPA’s allocation of allowances directly through a federal implementation plan as opposed to setting state caps and providing states the opportunity to submit individual state implementation plans.  In addition, there are initiatives in the Congress that, if adopted, would suspend CSPAR’s implementation.  A final ruling is expected later this year.

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

The HAPs rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the HAPs rule.  The reviewing court has yet to rule on any requests to stay the implementation of the HAPs rule.

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

Notice of Violation Received
The Company received a notice of violation (NOV) from the EPA pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.  Based on the Company’s understanding of the New Source Review reform in effect when the equipment was installed, it is the Company’s position that its SCR project was exempted from such requirements.  At this time the Company is reviewing the potential impact this NOV could have on operating costs.  To the extent costs to comply increase, they should be recoverable under Indiana law.

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

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  In April 2012, the USEPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The USEPA has not indicated when it intends to propose standards for existing sources.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it reasonably expects to incur totaling approximately $41.7 million ($23.2 million at Indiana Gas and $18.5 million at SIGECO).  The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or another site subject to a lawsuit that has been settled.  In November 2011, the Court ruled on two motions for summary judgment, finding for SIGECO and against certain insurers on indemnification and defense obligations in the policies at issue.  SIGECO has settlement agreements with all known insurance carriers and has recorded approximately $15.2 million of expected insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

11.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filing
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent.  The new rates were effective May 3, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design.  (See disclosure below regarding the IURC’s approval of demand side management programs and lost margin recovery.)  Addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions would be initiated.

Coal Procurement Procedures
Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren secured contracts for lower coal costs through a formal bidding process. This lower-priced coal is expected to start being delivered and used at Vectren’s power plants by late 2012 to early 2013 and beyond. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating the impact of lower cost coal contracts to be effective after 2012. The agreement to accelerate savings into early 2012 means that the existing 2012 coal costs that are above the new, lower prices will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  Deferrals also include a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $9.7 million, bringing the total deferred balance as of March 2012 to $27.4 million.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.  On January 26, 2012, the Company requested approval from the IURC of a recovery mechanism within the existing Demand Side Management Adjustment (DSMA) for lost margins resulting from small customer participation in the Company’s DSM programs.  The filing included a request for recovery of the $1 million deferred in 2011, and a request for continued deferral of lost margins in 2012 until such point as these lost margins are included in DSMA rates.  The evidentiary hearing in this matter is scheduled for June 5, 2012.

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $22 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment.  Indiana statute also provides for timely recovery of investments, with a return, in instances where the investment increases the efficiency of existing generating plants that are fueled by coal.  Several parties have intervened in the case and are requesting that the IURC deny recovery of these project costs outside of a base rate proceeding.  A hearing was held by the IURC in February 2012 and proposed orders were submitted by the parties in March 2012.  An order on timely recovery is expected later in 2012.

Vectren North Reporting Location Consolidation Proceeding
Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012.  Complainants submitted a proposed order in March and Vectren North submitted a reply brief and a proposed order in April.  The case will be fully briefed as of the first of May and the Company expects the IURC to issue a final order in this matter some time in 2012.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that are successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12-month period at auction-determined standard pricing.  During the second phase, VEDO conducted its third retail auction on January 31, 2012 to address the 12-month term beginning April 1, 2012.  The results of that auction were approved by the PUCO on February 1, 2012.  Consistent with current practice, customers continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.

12.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,208.2	$1,321.8	$1,208.2	$1,392.9
Short-term borrowings	49.7	49.7	142.8	142.8
Cash & cash equivalents	5.5	5.5	6.0	6.0

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

13.	Impact of Recently Issued Accounting Principles

Other Comprehensive Income (OCI)
In 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company adopted this guidance, as amended for condensed quarterly reporting, for the quarterly reporting period ended March 31, 2012.  During the periods presented comprehensive income and net income were equal.

Goodwill Testing
In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company considered this option during its quarterly reporting period ended March 31, 2012 and concluded the continuation of the use of a quantitative approach is appropriate.

Fair Value Measurement and Disclosure
In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The Company adopted this guidance for its quarterly reporting period ended March 31, 2012.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

14.	Segment Reporting

The Company’s operations consist of regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations between Gas Utility Services  and Electric Utility Services.  Gas Utility Services provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  Electric Utility Services provides electric distribution services to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  Regulated operations supply natural gas and/or electricity to over one million customers.  In total, the Company is comprised of three operating segments:  Gas Utility Services, Electric Utility Services, and Other operations.  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s business segments is summarized below:

	Three Months
	Ended March 31,
(In millions)	2012	2011
Revenues
Gas Utility Services	$292.3	$356.7
Electric Utility Services	139.4	146.4
Other Operations	9.9	11.0
Eliminations	(9.5)	(10.5)
Total revenues	$432.1	$503.6

Profitability Measure - Net Income
Gas Utility Services	$37.5	$36.1
Electric Utility Services	15.6	8.6
Other Operations	2.9	3.9
Total net income	$56.0	$48.6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Utility Holdings, Inc. (the Company or Utility Holdings), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also earns a return on shared assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana and was organized on June 10, 1999.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to over 313,000 natural gas customers located near Dayton in west central Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2011 annual report filed on Form 10-K.

In 2012, Utility Holdings’ first quarter earnings were $56.0 million compared to $48.6 million in 2011, an increase of $7.4 million.  The first quarter of 2012 has been positively impacted by new electric base rates implemented on May 3, 2011 and negatively impacted by extremely mild winter weather.  Utility Holdings also was impacted by lower interest expense as a result of refinancing’s occurring in the last quarter of 2011 and first quarter of 2012 and lower other operating costs.

Gas Utility Services
Gas utility services earned $37.5 million during the three months ended March 31, 2012, compared to earnings of $36.1 million in the first quarter of 2011. Results in 2012 have been impacted by lower uncollectible accounts expense driven primarily by lower gas costs and lower interest expense due to the recent refinancing activity.  With rate designs that substantially limit the impact of weather on margin, heating degree days that were 71 percent of normal in Indiana and 82 percent of normal in Ohio had only a slightly negative impact on margin.

Electric utility services
The electric operations earned $15.6 million during the three months ended March 31, 2012, compared to $8.6 million in the prior year period.  Factors impacting electric results were consistent with those impacting the overall Utility Group including increased base rates, mild weather, and lower other operating and interest costs.

Management estimates the impact of very mild weather on retail electric customer electric margin, compared to normal temperatures, to be approximately $3.6 million unfavorable in the first quarter of 2012.  This compares to the first quarter of 2011, where management estimated a $0.2 million unfavorable impact on margin compared to normal.

Other utility operations
Year to date in 2012 earnings from other utility operations were $2.9 million compared to $3.9 million in 2011.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2012	2011
Gas utility revenues	$292.3	$356.7
Cost of gas sold	137.1	195.1
Total gas utility margin	$155.2	$161.6
Margin attributed to:
Residential & commercial customers	$135.1	$139.7
Industrial customers	16.5	17.6
Other	3.6	4.3
Total gas utility margin	$155.2	$161.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	40.8	52.8
Industrial customers	27.8	28.8
Total sold & transported volumes	68.6	81.6

For the three months ended March 31, 2012, gas utility margins were $155.2 million and compared to 2011 decreased $6.4 million.  Approximately $5.4 million of this decrease results from the impact of low natural gas prices and mild weather on revenue taxes, late and reconnect fees, and volumetric pass through costs.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, decreased by $0.9 million due primarily to lower volumes sold, largely due to warmer weather.  Weather also had some impact on small customers, reducing margin $0.7 million quarter over quarter.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.7 million quarter over quarter.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2012	2011

Electric utility revenues	$139.4	$146.4
Cost of fuel & purchased power	44.7	59.5
Total electric utility margin	$94.7	$86.9
Margin attributed to:
Residential & commercial customers	$58.7	$54.0
Industrial customers	25.3	23.4
Other customers	1.8	1.9
Subtotal: retail	$85.8	$79.3
Wholesale power & transmission system margin	8.9	7.6
Total electric utility margin	$94.7	$86.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	631.1	681.6
Industrial customers	681.7	661.9
Other customers	5.9	5.9
Total retail volumes sold	1,318.7	1,349.4

Retail
Electric retail utility margins were $85.8 million for the three months ended March 31, 2012, and compared to 2011 increased by $6.5 million.  Margin across all customer classes increased by $7.6 million from new base rates effective May 3, 2011.  Large customer margin increased $0.7 million on increasing volumes.  Increases were offset primarily by the impacts of mild weather which reduced residential and commercial usage and margin.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months
	Ended March 31,
(In millions)	2012	2011
Off-system sales	$3.0	$2.0
Transmission system sales	5.9	5.6
Total wholesale margin	$8.9	$7.6

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $5.9 million during the three months ended March 31, 2012, compared to $5.6 million for the same period in 2011.  The increase in these transmission system sales is principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $105 million, the Company has invested approximately $83 million as of March 31, 2012.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational later in 2012.

For the three months ended March 31, 2012, margin from off-system sales was $3.0 million, compared to $2.0 million for the three months ended March 31, 2011.  The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  Results for the periods presented reflect the impact of that sharing recognized during the 2012 first quarter which increased margin year over year and offset the effects of lower volumes sold.  Off-system sales totaled 48.7 GWh and 183.9 GWh during the three months ended March 31, 2012 and 2011, respectively, reflecting reduced opportunities in 2012 due to the mild weather.

Operating Expenses

Other Operating
For the three months ended March 31, 2012, other operating expenses were $79.9 million, a decrease of $7.0 million, compared to 2011.  The decrease results primarily from a $3.7 million in lower uncollectible accounts expense driven by lower gas prices increasing customer’s ability to pay and lower power supply operating costs of $1.5 million driven primarily by reduced variable production costs associated with mild winter weather.  The remaining decrease is primarily attributable to lower pass through operating costs that are offset with lower Gas utility margin.

Depreciation & Amortization
For the three months ended March 31, 2012, depreciation and amortization expense was $48.6 million, compared to $48.2 million in 2011.  The increase reflects increased plant placed into service, offset by lower amortization of certain deferred costs pursuant to the May 2011 electric base rate order.  Such decreased amortizations were $0.9 million in 2012.

Taxes Other Than Income Taxes
Taxes other than income taxes were $15.9 million for the quarter, a decrease of $2.1 million compared to the prior year quarter.  The decrease is primarily attributable to lower usage taxes associated with lower gas and fuel costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Other Income-Net

Other income-net reflects income of $2.2 million for the quarter, an increase of $0.5 million compared to the prior year quarter. The increase reflects increased AFUDC on gas utility construction projects.

Interest Expense

Interest expense was $17.7 million for the first quarter of 2012, a decrease of $2.7 million compared to 2011.  The lower expense reflects fourth quarter of 2011 refinancing activity in which $250 million of long-term debt with a 6.625 percent interest rate matured and was replaced with $150 million of new long-term debt with an average interest rate of 5.12 percent and $100 million of short-term borrowings.  During the fourth quarter of 2011, the Company also called $96.2 million of long-term debt at a rate of 5.95 percent and replaced that issuance in February 2012 with new debt at a rate of 5.0 percent.

Income Taxes

In 2012, federal and state income taxes were $34.4 million for the quarter, an increase of $5.8 million compared to the prior year quarter.  The increase is primarily due to higher pre-tax income.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s Indiana gas utilities are expected to be approximately $80 million over the next five years, which would likely qualify as federally mandated regulatory requirements.  In Ohio, capital investments are expected to be approximately $55 million over the next five years.  The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 in Ohio (referenced below).

Indiana Senate Bill 251

In April 2011, Senate Bill 251 was signed into law.  While the bill is broad in scope, it allows for cost recovery outside of a base rate proceeding for federal government mandated projects and provides for a voluntary clean energy portfolio standard.

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include construction, depreciation, operating and other costs.  The remaining 20 percent of those costs are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution control, including greenhouse gas emissions, among other federally mandated projects and potential projects.

Ohio House Bill 95

In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its approximate $25 million fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing and the flings of the other Ohio utilities later this year.

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

In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSPAR reduces the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSPAR sets individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances through state implementation plans, CSPAR allowances were allocated to individual units directly through the federal rule.  As finalized, CSAPR requires a 71 percent reduction of SO2 emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels and that such reductions are to be achieved with initial step reductions beginning January 1, 2012, with final compliance to be achieved in 2014.  Multiple administrative and judicial challenges have been filed, including requests to stay CSPAR’s implementation.

On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing schedules be submitted by January 18, 2012, which allowed for completion of briefing and a hearing in April 2012.  Two primary issues are before the Court for review:  (1) EPA’s use of air modeling data (as opposed to exclusive reliance on actual monitoring data) to support state contribution levels, and (2) EPA’s allocation of allowances directly through a federal implementation plan as opposed to setting state caps and providing states the opportunity to submit individual state implementation plans.  In addition, there are initiatives in the Congress that, if adopted, would suspend CSPAR’s implementation.  A final ruling is expected later this year.

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

The HAPs rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the HAPs rule.  The reviewing court has yet to rule on any requests to stay the implementation of the HAPs rule.

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

Notice of Violation Received
The Company received a notice of violation (NOV) from the EPA pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.  Based on the Company’s understanding of the New Source Review reform in effect when the equipment was installed, it is the Company’s position that its SCR project was exempted from such requirements.  At this time the Company is reviewing the potential impact this NOV could have on operating costs.  To the extent costs to comply increase, they should be recoverable under Indiana law.

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

Climate Change

In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  In April 2012, the USEPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The USEPA has not indicated when it intends to propose standards for existing sources.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it reasonably expects to incur totaling approximately $41.7 million ($23.2 million at Indiana Gas and $18.5 million at SIGECO).  The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or another site subject to a lawsuit that has been settled.  In November 2011, the Court ruled on two motions for summary judgment, finding for SIGECO and against certain insurers on indemnification and defense obligations in the policies at issue.  SIGECO has settlement agreements with all known insurance carriers and has recorded approximately $15.2 million of expected insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filing

On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addressed capital investments, a modified electric rate design that would facilitate a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  The IURC issued an order in the case on April 27, 2011.  The order provides for an approximate $28.6 million revenue increase to recover costs associated with approximately $325 million in system upgrades that were completed in the three years leading up to the December 2009 filing and modest increases in maintenance and operating expenses.  The approved revenue increase is based on rate base of $1,295.6 million, return on equity of 10.4 percent and an overall rate of return of 7.29 percent.  The new rates were effective May 3, 2011.  The IURC, in its order, denied the Company’s request for implementation of the decoupled rate design.  (See disclosure below regarding the IURC’s approval of demand side management programs and lost margin recovery.)  Addressing issues raised in the case concerning coal supply contracts and related costs, the IURC found that current coal contracts remain effective and that a prospective review process of future procurement decisions would be initiated.

Coal Procurement Procedures

Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South has reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction

In the spring of 2011, Vectren secured contracts for lower coal costs through a formal bidding process. This lower-priced coal is expected to start being delivered and used at Vectren’s power plants by late 2012 to early 2013 and beyond. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating the impact of lower cost coal contracts to be effective after 2012. The agreement to accelerate savings into early 2012 means that the existing 2012 coal costs that are above the new, lower prices will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012. Deferrals also include a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $9.7 million, bringing the total deferred balance as of March 2012 to $27.4 million.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the order received April 27, 2011.  On January 26, 2012, the Company requested approval from the IURC of a recovery mechanism within the existing Demand Side Management Adjustment (DSMA) for lost margins resulting from small customer participation in the Company’s DSM programs.  The filing included a request for recovery of the $1 million deferred in 2011, and a request for continued deferral of lost margins in 2012 until such point as these lost margins are included in DSMA rates.  The evidentiary hearing in this matter is scheduled for June 5, 2012.

Vectren South Electric Dense Pack Filing

On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $22 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment.  Indiana statute also provides for timely recovery of investments, with a return, in instances where the investment increases the efficiency of existing generating plants that are fueled by coal.  Several parties have intervened in the case and are requesting that the IURC deny recovery of these project costs outside of a base rate proceeding.  A hearing was held by the IURC in February 2012 and proposed orders were submitted by the parties in March 2012.  An order on timely recovery is expected later in 2012.

Vectren North Reporting Location Consolidation Proceeding

Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012.  Complainants submitted a proposed order in March and Vectren North submitted a reply brief and a proposed order in April.  The case will be fully briefed as of the first of May and the Company expects the IURC to issue a final order in this matter some time in 2012.

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

The second phase of the exit process began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that are successful bidders in a similar regulatory-approved auction, sell the gas commodity to specific customers for a 12-month period at auction-determined standard pricing.  During the second phase, VEDO conducted its third retail auction on January 31, 2012 to address the 12-month term beginning April 1, 2012.  The results of that auction were approved by the PUCO on February 1, 2012.  Consistent with current practice, customers continue to receive a single bill for the commodity as well as the delivery component of natural gas service from VEDO.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  Exiting the merchant function has not had a material impact on earnings or financial condition.

Impact of Recently Issued Accounting Guidance

Other Comprehensive Income (OCI)

In 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company adopted this guidance, as amended for condensed quarterly reporting, for the quarterly reporting period ended March 31, 2012.  During the periods presented comprehensive income and net income were equal.

Goodwill Testing

In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company considered this option during its quarterly reporting period ended March 31, 2012 and concluded the continuation of the use of a quantitative approach is appropriate.

Fair Value Measurement and Disclosure

In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The Company adopted this guidance for its quarterly reporting period ended March 31, 2012.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt with a par value of $822 million and short-term obligations totaling $50 million were outstanding at March 31, 2012.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at March 31, 2012, was $388 million.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2012, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 53 percent of long-term capitalization at both March 31, 2012 and December 31, 2011.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2012, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.  The Company anticipates funding future capital expenditures and dividends primarily through internally generated funds.  Available liquidity has been enhanced by the extension of bonus depreciation legislation.  However, the resources required for capital investment remain uncertain for a variety of factors including pending legislative and regulatory initiatives involving gas pipeline modernization; and expanded EPA regulations for air, water, and fly ash.  The timing and amount of such investments depends on a variety of factors, including forecasted liquidity.  The company plans to enhance its liquidity as needed by accessing the capital markets.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2012, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $300 million was available at March 31, 2012.  This short-term borrowing facility was renewed in November 2011 and is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  Liquidity was increased by the $100 million Utility Holdings debt issuance in February 2012, the net proceeds of which were used to repay short-term indebtedness.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)		2012	2011
Quarter End
	Balance Outstanding	$49.7	$-
	Weighted Average Interest Rate	0.43%	n/a
Quarterly Average
	Balance Outstanding	$113.4	$23.3
	Weighted Average Interest Rate	0.49%	0.39%
Maximum Month End Balance Outstanding		$214.2	$42.5

Utility Holdings 2012 Debt Issuance

On February 1, 2012, Utility Holdings issued $100 million of senior unsecured notes at an interest rate of 5.00 percent per annum and with a maturity date of February 3, 2042.  The notes were sold to various institutional investors pursuant to a private placement note purchase agreement executed in November 2011 with a delayed draw feature.  These senior notes are unsecured and jointly and severally guaranteed by Utility Holdings’ regulated utility subsidiaries, SIGECO, Indiana Gas, and VEDO.  The proceeds from the sale of the notes, net of issuance costs, totaled approximately $99.5 million.  These notes have no sinking fund requirements and interest payments are due semi-annually.  These notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in other Utility Holdings’ borrowing arrangements. As of December 31, 2011, the Company had reclassified $100 million of short-term borrowings as long-term debt to reflect that those borrowings were to be refinanced with the proceeds received from the February 1, 2012 long-term debt issuance.

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $190 million for the remainder of 2012.

Pension Funding Obligations
Vectren’s management currently estimates contributing $15 million to qualified pension plans in 2012, of which a portion may be funded by Utility Holdings but none was funded by Utility Holdings during the first quarter.  Contributions in 2013 and beyond are dependent on a variety of factors, including the Company’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.

Other Letters of Credit
As of March 31, 2012, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at March 31, 2012.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $181.5 million and $138.1 million during the three months ended March 31, 2012 and 2011, respectively.  The $43.4 million increase in operating cash flow in 2012 compared to 2011 is primarily due to changes in working capital driven primarily by payments for natural gas.  In addition, reduced cash needs for other noncurrent liabilities of $19.1 million primarily reflects greater contributions to Vectren’s pension plans in 2011..

Financing Cash Flow
Net cash flow required for financing activities was $117.1 million and $70.0 million during the three months ended March 31, 2012 and 2011, respectively.  Financing activity in 2012 primarily reflects the $100 million debt issuance by Utility Holdings, the payment of dividends, and repayment of short-term borrowings.

Investing Cash Flow
Cash flow required for investing activities was $64.9 million and $39.1 million during the three months ended March 31, 2012 and 2011, respectively.  The current year period reflects an approximate $26 million increase in cash required for capital expenditures.  Mild weather during the first quarter allowed for greater capital expenditures for bare steel/cast iron projects and planned power supply outages.

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
•
Economic conditions surrounding the current economic uncertainty, including increased potential for lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; volatile changes in the demand for natural gas and electricity; impacts on both gas and electric large customers; lower residential and commercial customer counts; and higher operating expenses.

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

•
Changes in or additions to federal, state or local legislative requirements, such as changes in or additions to tax laws or rates, pipeline safety regulations, environmental laws, including laws governing greenhouse gases, mandates of sources of renewable energy, and other regulations.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2011 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS & PROCEDURES
Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2011 Form 10-K and are therefore not presented herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.  OTHER INFORMATION
Not Applicable

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 10, 2012	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)