Form 10-Q
period 2012-06-30
VECTREN UTILITY HOLDINGS INC
filed 2012-08-14
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes   ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2012
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MISO: Midwest Independent System Operator
EPA: United States Environmental Protection Agency	MMBTU: millions of British thermal units
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$4.1	$6.0
Accounts receivable - less reserves of $5.4 & $5.9, respectively	56.2	95.5
Receivables due from other Vectren companies	0.1	0.2
Accrued unbilled revenues	35.5	90.8
Inventories	107.0	132.5
Recoverable fuel & natural gas costs	14.6	12.4
Prepayments & other current assets	29.0	69.3
Total current assets	246.5	406.7
Utility Plant
Original cost	5,091.0	4,979.9
Less: accumulated depreciation & amortization	2,001.1	1,947.3
Net utility plant	3,089.9	3,032.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.1	31.8
Nonutility plant - net	145.7	156.6
Goodwill - net	205.0	205.0
Regulatory assets	119.3	100.0
Other assets	38.1	41.6
TOTAL ASSETS	$3,876.8	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2012	December 31, 2011
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$80.1	$112.9
Accounts payable to affiliated companies	13.8	36.8
Payables to other Vectren companies	24.9	30.1
Refundable fuel & natural gas costs	5.0	—
Accrued liabilities	118.2	121.0
Short-term borrowings	61.5	142.8
Current maturities of long-term debt	5.0	—
Total current liabilities	308.5	443.6

Long-Term Debt - Net of Current Maturities	1,203.3	1,208.2

Deferred Income Taxes & Other Liabilities
Deferred income taxes	542.1	537.5
Regulatory liabilities	355.2	345.2
Deferred credits & other liabilities	92.1	93.4
Total deferred credits & other liabilities	989.4	976.1
Commitments & Contingencies (Notes 8 - 11)
Common Shareholder's Equity
Common stock (no par value)	778.1	774.6
Retained earnings	597.5	572.0
Total common shareholder's equity	1,375.6	1,346.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,876.8	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES
Gas utility	$116.0	$134.0	$408.3	$490.7
Electric utility	149.3	159.3	288.7	305.7
Other	0.5	0.5	0.9	1.0
Total operating revenues	265.8	293.8	697.9	797.4
OPERATING EXPENSES
Cost of gas sold	31.8	48.8	168.9	243.9
Cost of fuel & purchased power	47.0	60.3	91.7	119.8
Other operating	77.8	78.2	157.7	165.1
Depreciation & amortization	47.8	47.9	96.4	96.1
Taxes other than income taxes	11.6	11.1	27.5	29.1
Total operating expenses	216.0	246.3	542.2	654.0
OPERATING INCOME	49.8	47.5	155.7	143.4
Other income - net	0.7	2.2	2.9	3.9
Interest expense	18.0	20.4	35.7	40.8
INCOME BEFORE INCOME TAXES	32.5	29.3	122.9	106.5
Income taxes	12.4	13.0	46.8	41.6
NET INCOME	$20.1	$16.3	$76.1	$64.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76.1	$64.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	96.4	96.1
Deferred income taxes & investment tax credits	21.9	28.2
Expense portion of pension & postretirement periodic benefit cost	2.5	2.3
Provision for uncollectible accounts	3.9	7.1
Other non-cash expense - net	4.7	4.3
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	90.7	120.6
Inventories	3.2	15.8
Recoverable/refundable fuel & natural gas costs	2.8	(1.3)
Prepayments & other current assets	29.6	37.1
Accounts payable, including to Vectren companies & affiliated companies	(67.2)	(120.8)
Accrued liabilities	(2.8)	(0.2)
Changes in noncurrent assets	0.2	(3.9)
Changes in noncurrent liabilities	(13.0)	(32.6)
Net cash flows from operating activities	249.0	217.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	99.5	—
Additional capital contribution	3.5	—
Requirements for:
Dividends to parent	(50.5)	(45.8)
Retirement of long-term debt	—	(0.5)
Net change in short-term borrowings, including from other Vectren companies	(181.3)	(47.0)
Net cash flows from financing activities	(128.8)	(93.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	2.2	0.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(124.1)	(112.4)
Other investments	(0.2)	(1.3)
Net cash flows from investing activities	(122.1)	(113.4)
Net change in cash & cash equivalents	(1.9)	10.9
Cash & cash equivalents at beginning of period	6.0	2.4
Cash & cash equivalents at end of period	$4.1	$13.3

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

Indiana Gas provides energy delivery services to approximately 567,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $62 million is outstanding at June 30, 2012, and Utility Holdings’ has unsecured senior notes with a par value of $821 million outstanding at June 30, 2012.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of June 30, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$2.7	$1.4	$—	$4.1
Accounts receivable - less reserves	56.2	—	—	56.2
Intercompany receivables	17.7	136.8	(154.5)	—
Receivables due from other Vectren companies	—	0.1	—	0.1
Accrued unbilled revenues	35.5	—	—	35.5
Inventories	107.0	—	—	107.0
Recoverable fuel & natural gas costs	14.6	—	—	14.6
Prepayments & other current assets	31.7	5.0	(7.7)	29.0
Total current assets	265.4	143.3	(162.2)	246.5
Utility Plant
Original cost	5,091.0	—	—	5,091.0
Less: accumulated depreciation & amortization	2,001.1	—	—	2,001.1
Net utility plant	3,089.9	—	—	3,089.9
Investments in consolidated subsidiaries	—	1,300.1	(1,300.1)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.2	4.9	—	32.1
Nonutility property - net	2.8	142.9	—	145.7
Goodwill - net	205.0	—	—	205.0
Regulatory assets	96.3	23.0	—	119.3
Other assets	41.9	2.8	(6.6)	38.1
TOTAL ASSETS	$3,728.7	$2,296.7	$(2,148.6)	$3,876.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$67.9	$12.2	$—	$80.1
Accounts payable to affiliated companies	13.8	—	—	13.8
Intercompany payables	31.3	—	(31.3)	—
Payables to other Vectren companies	15.3	9.6	—	24.9
Refundable fuel & natural gas costs	5.0	—	—	5.0
Accrued liabilities	110.0	15.9	(7.7)	118.2
Short-term borrowings	—	61.5	—	61.5
Intercompany short-term borrowings	105.6	17.6	(123.2)	—
Current maturities of long-term debt payable to VUHI	5.0	—	—	5.0
Total current liabilities	353.9	116.8	(162.2)	308.5
Long-Term Debt
Long-term debt - net of current maturities	382.3	821.0	—	1,203.3
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.0	821.0	(679.7)	1,203.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	562.7	(20.6)	—	542.1
Regulatory liabilities	352.9	2.3	—	355.2
Deferred credits & other liabilities	97.1	1.6	(6.6)	92.1
Total deferred credits & other liabilities	1,012.7	(16.7)	(6.6)	989.4
Common Shareholder's Equity
Common stock (no par value)	791.3	778.1	(791.3)	778.1
Retained earnings	508.8	597.5	(508.8)	597.5
Total common shareholder's equity	1,300.1	1,375.6	(1,300.1)	1,375.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,728.7	$2,296.7	$(2,148.6)	$3,876.8

Condensed Consolidating Balance Sheet as of December 31, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.3	$0.7	$—	$6.0
Accounts receivable - less reserves	94.8	0.7	—	95.5
Intercompany receivables	—	206.0	(206.0)	—
Receivables due from other Vectren companies	—	0.2	—	0.2
Accrued unbilled revenues	90.8	—	—	90.8
Inventories	132.5	—	—	132.5
Recoverable fuel & natural gas costs	12.4	—	—	12.4
Prepayments & other current assets	57.1	16.7	(4.5)	69.3
Total current assets	392.9	224.3	(210.5)	406.7
Utility Plant
Original cost	4,979.9	—	—	4,979.9
Less: accumulated depreciation & amortization	1,947.3	—	—	1,947.3
Net utility plant	3,032.6	—	—	3,032.6
Investments in consolidated subsidiaries	—	1,272.2	(1,272.2)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	26.8	5.0	—	31.8
Nonutility property - net	3.0	153.6	—	156.6
Goodwill - net	205.0	—	—	205.0
Regulatory assets	77.0	23.0	—	100.0
Other assets	44.2	4.0	(6.6)	41.6
TOTAL ASSETS	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$106.1	$6.8	$—	$112.9
Accounts payable to affiliated companies	36.8	—	—	36.8
Intercompany payables	11.8	—	(11.8)	—
Payables to other Vectren companies	30.1	—	—	30.1
Accrued liabilities	112.9	12.6	(4.5)	121.0
Short-term borrowings	—	142.8	—	142.8
Intercompany short-term borrowings	158.5	35.7	(194.2)	—
Total current liabilities	456.2	197.9	(210.5)	443.6
Long-Term Debt
Long-term debt	387.2	821.0	—	1,208.2
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,066.9	821.0	(679.7)	1,208.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	545.2	(7.7)	—	537.5
Regulatory liabilities	342.6	2.6	—	345.2
Deferred credits & other liabilities	98.6	1.4	(6.6)	93.4
Total deferred credits & other liabilities	986.4	(3.7)	(6.6)	976.1
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	484.4	572.0	(484.4)	572.0
Total common shareholder's equity	1,272.2	1,346.6	(1,272.2)	1,346.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

Condensed Consolidating Statement of Income for the three months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	116.0	—	—	116.0
Electric utility	149.3	—	—	149.3
Other	—	10.0	(9.5)	0.5
Total operating revenues	265.3	10.0	(9.5)	265.8
OPERATING EXPENSES
Cost of gas sold	31.8	—	—	31.8
Cost of fuel & purchased power	47.0	—	—	47.0
Other operating	86.3	0.5	(9.0)	77.8
Depreciation & amortization	42.1	5.6	0.1	47.8
Taxes other than income taxes	11.2	0.3	0.1	11.6
Total operating expenses	218.4	6.4	(8.8)	216.0
OPERATING INCOME	46.9	3.6	(0.7)	49.8
Other income (loss) - net	0.2	9.9	(9.4)	0.7
Interest expense	16.4	11.7	(10.1)	18.0
INCOME BEFORE INCOME TAXES	30.7	1.8	—	32.5
Income taxes	12.2	0.2	—	12.4
Equity in earnings of consolidated companies, net of tax	—	18.5	(18.5)	—
NET INCOME	18.5	20.1	(18.5)	20.1

Condensed Consolidating Statement of Income for the three months ended June 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	134.0	—	—	134.0
Electric utility	159.3	—	—	159.3
Other	—	11.0	(10.5)	0.5
Total operating revenues	293.3	11.0	(10.5)	293.8
OPERATING EXPENSES
Cost of gas sold	48.8	—	—	48.8
Cost of fuel & purchased power	60.3	—	—	60.3
Other operating	88.7	—	(10.5)	78.2
Depreciation & amortization	40.9	6.8	0.2	47.9
Taxes other than income taxes	10.8	0.3	—	11.1
Total operating expenses	249.5	7.1	(10.3)	246.3
OPERATING INCOME	43.8	3.9	(0.2)	47.5
Other income (loss) - net	1.8	12.7	(12.3)	2.2
Interest expense	18.8	14.1	(12.5)	20.4
INCOME BEFORE INCOME TAXES	26.8	2.5	—	29.3
Income taxes	11.1	1.9	—	13.0
Equity in earnings of consolidated companies, net of tax	—	15.7	(15.7)	—
NET INCOME	15.7	16.3	(15.7)	16.3

Condensed Consolidating Statement of Income for the six months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$408.3	$—	$—	$408.3
Electric utility	288.7	—	—	288.7
Other	—	19.9	(19.0)	0.9
Total operating revenues	697.0	19.9	(19.0)	697.9
OPERATING EXPENSES
Cost of gas sold	168.9	—	—	168.9
Cost of fuel & purchased power	91.7	—	—	91.7
Other operating	175.9	0.5	(18.7)	157.7
Depreciation & amortization	83.8	12.4	0.2	96.4
Taxes other than income taxes	26.7	0.7	0.1	27.5
Total operating expenses	547.0	13.6	(18.4)	542.2
OPERATING INCOME	150.0	6.3	(0.6)	155.7
Other income (loss) - net	2.2	20.5	(19.8)	2.9
Interest expense	32.9	23.2	(20.4)	35.7
INCOME BEFORE INCOME TAXES	119.3	3.6	—	122.9
Income taxes	47.7	(0.9)	—	46.8
Equity in earnings of consolidated companies, net of tax	—	71.6	(71.6)	—
NET INCOME	$71.6	$76.1	$(71.6)	$76.1

Condensed Consolidating Statement of Income for the six months ended June 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$490.7	$—	$—	$490.7
Electric utility	305.7	—	—	305.7
Other	—	21.9	(20.9)	1.0
Total operating revenues	796.4	21.9	(20.9)	797.4
OPERATING EXPENSES
Cost of gas	243.9	—	—	243.9
Cost of fuel & purchased power	119.8	—	—	119.8
Other operating	186.0	—	(20.9)	165.1
Depreciation & amortization	82.3	13.5	0.3	96.1
Taxes other than income taxes	28.3	0.7	0.1	29.1
Total operating expenses	660.3	14.2	(20.5)	654.0
OPERATING INCOME	136.1	7.7	(0.4)	143.4
Other income - net	3.3	25.5	(24.9)	3.9
Interest expense	37.7	28.4	(25.3)	40.8
INCOME BEFORE INCOME TAXES	101.7	4.8	—	106.5
Income taxes	41.0	0.6	—	41.6
Equity in earnings of consolidated companies, net of tax	—	60.7	(60.7)	—
NET INCOME	$60.7	$64.9	$(60.7)	$64.9

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$233.3	$15.7	$—	$249.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	3.5	3.5	(3.5)	3.5
Long-term debt - net of issuance costs	—	99.5	—	99.5
Requirements for:
Dividends to parent	(47.2)	(50.5)	47.2	(50.5)
Net change in intercompany short-term borrowings	(52.9)	17.7	35.2	—
Net change in short-term borrowings	—	(181.3)	—	(181.3)
Net cash flows from financing activities	(96.6)	(111.1)	78.9	(128.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	47.2	(47.2)	—
Other investing activities	—	2.2	—	2.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(121.4)	(2.7)	—	(124.1)
Consolidated subsidiary investments	—	(3.5)	3.5	—
Other investing activities	(0.2)	—	—	(0.2)
Net change in short-term intercompany notes receivable	(17.7)	52.9	(35.2)	—
Net cash flows from investing activities	(139.3)	96.1	(78.9)	(122.1)
Net change in cash & cash equivalents	(2.6)	0.7	—	(1.9)
Cash & cash equivalents at beginning of period	5.3	0.7	—	6.0
Cash & cash equivalents at end of period	$2.7	$1.4	$—	$4.1
Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$218.7	$(1.1)	$—	$217.6
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(42.2)	(45.8)	42.2	(45.8)
Retirement of long-term debt, including premiums paid	(0.5)	(0.5)	0.5	(0.5)
Net change in intercompany short-term borrowings	(85.7)	(15.9)	101.6	—
Net change in short-term borrowings	—	(47.0)	—	(47.0)
Net cash flows from financing activities	(128.4)	(109.2)	144.3	(93.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	42.2	(42.2)	—
Other investing activities	0.2	0.1	—	0.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(105.0)	(7.4)	—	(112.4)
Other investing activities	(1.3)	—	—	(1.3)
Net change in long-term intercompany notes receivable	—	0.5	(0.5)	—
Net change in short-term intercompany notes receivable	15.9	85.7	(101.6)	—
Net cash flows from investing activities	(90.2)	121.1	(144.3)	(113.4)
Net change in cash & cash equivalents	0.1	10.8	—	10.9
Cash & cash equivalents at beginning of period	2.0	0.4	—	2.4
Cash & cash equivalents at end of period	$2.1	$11.2	$—	$13.3

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.0 million and $5.4 million in the three months ended June 30, 2012 and 2011 respectively. For the six months ended June 30, 2012 and 2011, these taxes totaled $14.3 million and $16.4 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of June 30, 2012 and December 31, 2011, the Company has accruals related to utility and nonutility plant purchases totaling approximately $11.0 million and $9.2 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended June 30, 2012 and 2011 totaled $33.3 million and $42.5 million, respectively, and for the six months ended June 30, 2012 and 2011 totaled $58.2 million and $75.8 million, respectively.  Amounts owed to Vectren Fuels at June 30, 2012 and December 31, 2011 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

Miller Pipeline, LLC
Miller Pipeline, LLC  (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $11.5 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively, and for the six months ended June 30, 2012 and 2011 totaled $19.6 million and $13.2 million, respectively.  Amounts owed to Miller at June 30, 2012 and December 31, 2011 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2012 and 2011 totaled $50.2 million and $79.0 million, respectively, and for the six months ended June 30, 2012 and 2011 totaled $129.7 million and $198.3 million, respectively.  Amounts owed to ProLiance at June 30, 2012 and December 31, 2011 for those purchases were $13.8 million and $36.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended June 30, 2012  and 2011, Utility Holdings received corporate allocations totaling $11.4 million and $12.4 million, respectively. For the six months ending June 30, 2012 and 2011, Utility Holdings received corporate allocations totaling $23.9 million and $26.2 million, respectively.

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

Pipeline Safety Law
On January 3, 2012 the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  This new law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability and environmental protection in the transportation of energy products by pipeline. The new law increases federal enforcement authority, grants the federal government expanded authority over pipeline safety, provides for new safety regulations and standards, and authorizes or requires the completion of several pipeline safety-related studies.  The DOT is required to promulgate a number of new regulatory requirements.  Those regulations may eventually lead to further regulatory or statutory requirements.

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

In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSPAR reduces the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSPAR sets individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSPAR allowances were allocated to individual units directly through the federal rule.  As finalized, CSAPR requires a 71 percent reduction of SO2 emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels and that such reductions are to be achieved with initial step reductions beginning January 1, 2012, with final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed, including requests to stay CSPAR’s implementation. On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing. Briefing is completed and oral arguments were held in April. A final ruling is expected later this year.

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule is the EPA’s response to the US Court of Appeals for the District of Columbia vacating the Clean Air Mercury Rule (CAMR) in 2008.  CAMR was originally established in 2005 as a nation-wide mercury emission allowance cap and trade system which sought to reduce utility emissions of mercury starting in 2010.

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in CSPAR and the MATS Rule.  Based upon an initial review of the final rules, including minor revisions made to CSPAR in October 2011, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment and additional operating expenses could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations would likely qualify as federally mandated regulatory requirements under Indiana Senate Bill 251 referenced above.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to or closure of existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements under Senate Bill 251 referenced above.

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In April 2012, the EPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The EPA has not indicated when it intends to propose standards for existing sources.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/

feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures
Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $22.4 million, bringing the total deferred balance as of June 30, 2012 to $40.1 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1.0 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.8 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

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

12.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,208.3	$1,390.0	$1,208.2	$1,345.7
Short-term borrowings	61.5	61.5	142.8	142.8
Cash & cash equivalents	4.1	4.1	6.0	6.0

For the balance sheet dates presented in these financial statements, the Company had material assets or liabilities recorded at fair value outstanding.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Revenues
Gas Utility Services	$116.0	$134.0	$408.3	$490.7
Electric Utility Services	149.3	159.3	288.7	305.7
Other Operations	10.0	10.9	19.9	21.9
Eliminations	(9.5)	(10.4)	(19.0)	(20.9)
Total revenues	$265.8	$293.8	$697.9	$797.4
Profitability Measure - Net Income
Gas Utility Services	$1.3	$2.1	$38.8	$38.3
Electric Utility Services	17.2	13.6	32.8	22.3
Other Operations	1.6	0.6	4.5	4.3
Total net income	$20.1	$16.3	$76.1	$64.9

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

Indiana Gas provides energy delivery services to approximately 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2011 annual report filed on Form 10-K.

In the second quarter of 2012, Utility Holdings' earnings were $20.1 million compared to $16.3 million in 2011. In the six months ended June 30, 2012, Utility Holdings' earned $76.1 million, compared to the $64.9 million in 2011. Increased year-over-year results reflect the impacts of new electric base rates implemented on May 3, 2011 and lower interest expense as a result of refinancing activity in the last quarter of 2011 and first quarter of 2012.

Gas Utility Services
During the second quarter of 2012, Gas Utility earnings were $1.3 million compared to earnings of $2.1 million in the second quarter of 2011. In the six months ended June 30, 2012, gas utility operations earned $38.8 million, compared to earnings of $38.3 million in 2011. Results in 2012 have been impacted by lower interest expense due to the recent refinancing activity, offset by higher depreciation and lower margins due primarily to lower gas costs with some impact from warmer winter weather.

Electric utility services
During the second quarter of 2012, Electric Utility earnings were $17.2 million compared to $13.6 million in the second quarter of 2011. Electric operations earned $32.8 million year to date in 2012, compared to earnings of $22.3 million for the six months ended June 30, 2011. Improved results in 2012 reflect increased electric margin, primarily from base rate changes, and lower operating and interest costs.

Other utility operations
In the second quarter of 2012, earnings from Other Utility operations were $1.6 million compared to $0.6 million in 2011. In the six months ended June 30, 2012, earnings from these operations were $4.5 million compared to $4.3 million in 2011. The second quarter of 2011 includes a $1.4 million unfavorable tax adjustment.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Gas utility revenues	$116.0	$134.0	$408.3	$490.7
Cost of gas sold	31.8	48.8	168.9	243.9
Total gas utility margin	$84.2	$85.2	$239.4	$246.8
Margin attributed to:
Residential & commercial customers	$69.5	$70.3	$204.6	$210.0
Industrial customers	12.4	11.9	28.9	29.5
Other	2.3	3.0	5.9	7.3
Total gas utility margin	$84.2	$85.2	$239.4	$246.8
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	$10.2	$11.7	$51.0	$64.5
Industrial customers	24.3	21.1	52.1	49.9
Total sold & transported volumes	$34.5	$32.8	$103.1	$114.4

Gas Utility margins were $84.2 million and $239.4 million for the for the three and six months ended June 30, 2012, and compared to 2011 decreased $1.0 million quarter over quarter and $7.4 million year to date. The impact of low natural gas prices and mild weather on revenue taxes, late and reconnect fees, and volumetric pass through costs decreased gas utility margin $2.1 million quarter over quarter and $7.4 million year to date.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.6 million in the quarter and $1.3 million year to date in 2012 compared to the prior year. With rate designs that substantially limit the impact of weather on margin, temperatures that were 71 percent of normal in Indiana and 82 percent of normal in Ohio during the peak winter heating season had a significant impact on volumes sold, but only a slightly negative impact on margin, reducing margin $0.7 million year over year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Electric utility revenues	$149.3	$159.3	$288.7	$305.7
Cost of fuel & purchased power	47.0	60.3	91.7	119.8
Total electric utility margin	$102.3	$99.0	$197.0	$185.9
Margin attributed to:
Residential & commercial customers	$65.7	$63.0	$124.4	$117.0
Industrial customers	26.8	25.5	52.1	48.9
Other customers	1.9	1.6	3.7	3.5
Subtotal: retail	$94.4	$90.1	$180.2	$169.4
Wholesale power & transmission system margin	7.9	8.9	16.8	16.5
Total electric utility margin	$102.3	$99.0	$197.0	$185.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	693.3	677.9	1,324.4	1,359.5
Industrial customers	713.4	680.9	1,395.1	1,342.8
Other customers	4.8	4.8	10.7	10.7
Total retail volumes sold	1,411.5	1,363.6	2,730.2	2,713.0

Retail
Electric retail utility margins were $94.4 million and $180.2 million for the three and six months ended June 30, 2012, and compared to 2011 increased by $4.3 million in the quarter and $10.8 million year to date.  Margin across all customer classes increased by $2.4 million in the quarter and $10.0 million year to date from new base rates effective May 3, 2011.  Large customer margin increased $1.2 million in the quarter and $1.9 million year to date on increasing volumes.  Quarter over quarter weather impacts increased margin by an estimated $1.6 million and year over year decreased margin by an estimated $1.8 million.

Electric results, which are not protected by weather mechanisms, were positively impacted in the second quarter of 2012. Such impacts have offset first quarter negative impacts. On a year to date basis, the impact of weather is essentially flat compared to normal temperatures. In the second quarter of 2012, cooling temperatures were 146 percent of normal; this compares to the second quarter of last year when cooling temperatures were 124 percent of normal. In the second quarter of 2012, the increase in electric margin attributable to warmer than normal temperatures was $3.3 million. In 2012, winter heating weather was 29 percent warmer than normal.

Since the most recent rate case effective May 3, 2011, cooling weather has been in excess of normal temperatures which has positively impacted electric retail sales and operating results. Indiana statute has a statutory mechanism that can limit a utility's rolling twelve month net operating income to that authorized in its last general rate order, as adjusted for previous net operating income levels that were below authorized levels. This earnings test limit mechanism has not resulted in material refunds in past periods. However, should weather or other factors continue to increase net operating income in future periods, the full benefit of those favorable impacts on the Company's electric utility may be limited by the statutory earnings test.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Off-system sales	$0.7	$2.4	$3.7	$4.4
Transmission system sales	7.2	6.5	13.1	12.1
Total wholesale margin	$7.9	$8.9	$16.8	$16.5

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $13.1 million during the six months ended June 30, 2012, compared to $12.1 million for the same period in 2011.  During the 2012 second quarter earnings were $7.2 million compared to $6.5 million in the prior year second quarter. The increases in these transmission system revenue are principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $110 million, the Company has invested approximately $92.6 million as of June 30, 2012.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational later in 2012.

For the six months ended June 30, 2012, margin from off-system sales was $3.7 million, compared to $4.4 million for the six months ended June 30, 2011. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  The year to date period reflects lower volumes sold, offset by the impacts of sharing which increased margin $0.6 million. Off-system sales totaled 124.7 GWh and 326.9 GWh during the six months ended June 30, 2012 and 2011, respectively, reflecting reduced opportunities in 2012 due to unfavorable weather conditions when excess generation is more prevalent and the low cost of natural gas. In the second quarter of 2012 margin from off system sales was $0.7 million compared to $2.4 million in 2011, with the decrease being primarily related to the timing of sharing recognition.

Operating Expenses

Other Operating
For the six months ended June 30, 2012, other operating expenses were $157.7 million, a decrease of $7.4 million, compared to 2011.  The decrease results primarily from $3.4 million in lower uncollectible accounts expense driven by lower gas prices increasing customer’s ability to pay and $4.6 million lower power supply operating costs reflecting lower outage costs.  The remaining decrease is primarily attributable to lower pass through operating costs that are offset with lower Gas Utility margin. Quarter over quarter operating expenses decreased $0.4 million driven primarily by the lower outage costs.

Depreciation & Amortization
For the six months ended June 30, 2012, depreciation and amortization expense was $96.4 million, which represents an increase of $0.3 million compared to 2011.  Both the year to date and quarter over quarter periods reflect increased plant placed into service, offset by lower amortization of certain deferred costs pursuant to the May 2011 electric base rate order.  Such decreased amortizations in 2012 were $1.3 million year to date and $0.3 million in the quarter.

Taxes Other Than Income Taxes
Year to date in 2012, taxes other than income taxes were $27.5 million and in the quarter were $11.6 million. The year to date decrease of $1.6 million compared to the prior year was primarily due to lower usage taxes associated with lower gas and fuel costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Other Income-Net

Other income-net reflects income of $2.9 million year to date in 2012 and $0.7 million for the second quarter. Decreases compared to the prior year periods are primarily due to lower earnings on assets that fund benefit plans and the quarter was also impacted by reduced AFUDC on lower overall borrowing rates.

Interest Expense

Interest expense was $35.7 million for the six months ended June 30, 2012. Interest expense decreased $5.1 million year over year and $2.4 million in the quarter compared to 2011. The lower expense both year to date and in the quarter reflects fourth quarter of 2011 refinancing activity in which $250 million of long-term debt with a 6.625 percent interest rate matured and was replaced with $150 million of new long-term debt with an average interest rate of 5.12 percent and $100 million of short-term borrowings.  During the fourth quarter of 2011, the Company also called $96.2 million of long-term debt at a rate of 5.95 percent and replaced that issuance in February 2012 with new debt at a rate of 5.0 percent.

Income Taxes

In the six months ended June 30, 2012, federal and state income taxes were $46.8 million, an increase of $5.2 million compared to the prior year.  In the quarter federal and state taxes decreased $0.6 million. The year to date increase is primarily due to higher pre-tax income. The second quarter of 2011 included a one-time, unfavorable tax adjustment of $1.4 million.

Legislative Matters

Pipeline Safety Law

On January 3, 2012 the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  This new law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability and environmental protection in the transportation of energy products by pipeline. The new law increases federal enforcement authority, grants the federal government expanded authority over pipeline safety, provides for new safety regulations and standards, and authorizes or requires the completion of several pipeline safety-related studies.  The DOT is required to promulgate a number of new regulatory requirements.  Those regulations may eventually lead to further regulatory or statutory requirements.

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

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated operating costs and capital investments through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include depreciation, operating and other costs.  Construction costs receive a return on investment. The remaining 20 percent of those costs and capital investments are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution control, including greenhouse gas emissions, among other federally mandated projects and potential projects.

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

In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSPAR reduces the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSPAR sets individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSPAR allowances were allocated to individual units directly through the federal rule.  As finalized, CSAPR requires a 71 percent reduction of SO2 emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels and that such reductions are to be achieved with initial step reductions beginning January 1, 2012, with final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed, including requests to stay CSPAR’s implementation. On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing. Briefing is completed and oral arguments were held in April. A final ruling is expected later this year.

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule is the EPA’s response to the US Court of Appeals for the District of Columbia vacating the Clean Air Mercury Rule (CAMR) in 2008.  CAMR was originally established in 2005 as a nation-wide mercury emission allowance cap and trade system which sought to reduce utility emissions of mercury starting in 2010.

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

Utilization of the Company’s NOx and SO2  allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in CSPAR and the MATS Rule.  Based upon an initial review of the final rules, including minor revisions made to CSPAR in October 2011, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment and additional operating expenses could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations would likely qualify as federally mandated regulatory requirements under Indiana Senate Bill 251 referenced above.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to or closure of existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

Climate Change

In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In April 2012, the EPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The EPA has not indicated when it intends to propose standards for existing sources.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures

Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction

In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $22.4 million, bringing the total deferred balance as of June 30, 2012 to $40.1 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.

Vectren South Electric Dense Pack Filing

On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.8 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

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

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt with a par value of $821 million and short-term obligations totaling $62 million were outstanding at June 30, 2012.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at June 30, 2012, was $387 million.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2012, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 53 percent of long-term capitalization at both June 30, 2012 and December 31, 2011.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2012, the Company was in compliance with all debt covenants.

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

Consolidated Short-Term Borrowing Arrangements

At June 30, 2012, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $288 million was available at June 30, 2012.  This short-term borrowing facility was renewed in November 2011 and is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  Liquidity was increased by the $100 million Utility Holdings debt issuance in February 2012, the net proceeds of which were used to repay short-term indebtedness.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2012	2011
Six Months Ended June 30
Balance Outstanding	$61.5	$—
Weighted Average Interest Rate	0.46%	n/a
Six Months Ended June 30 Average
Balance Outstanding	$72.4	$11.6
Weighted Average Interest Rate	0.49%	0.39%
Maximum Month End Balance Outstanding	$214.2	$42.5

(In millions)	2012	2011
Quarterly Average - June 30
Balance Outstanding	$61.5	$—
Weighted Average Interest Rate	0.46%	n/a
Maximum Month End Balance Outstanding	$214.2	$—

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

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $125 million for the remainder of 2012.

Pension Funding Obligations
Vectren’s management currently estimates contributing $15 million to qualified pension plans in 2012, of which a portion may be funded by Utility Holdings; however, none was funded by Utility Holdings during the six months ended June 30, 2012.  Contributions in 2013 and beyond are dependent on a variety of factors, including the Company’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.

Other Letters of Credit
As of June 30, 2012, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at June 30, 2012.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $249.0 million and $217.6 million during the six months ended June 30, 2012 and 2011, respectively.  The $31.4 million increase in operating cash flow in 2012 compared to 2011 is primarily due to increased cash flow from working capital, increased earnings and reduced cash needs for other noncurrent liabilities of $19.6 million, reflecting greater contributions to Vectren’s pension plans in 2011.

Financing Cash Flow
Net cash flow required for financing activities was $128.8 million and $93.3 million during the six months ended June 30, 2012 and 2011, respectively.  Financing activity in 2012 primarily reflects the $100 million debt issuance, the payment of dividends, and repayment of more short-term borrowings in 2012.

Investing Cash Flow
Cash flow required for investing activities was $122.1 million and $113.4 million during the six months ended June 30, 2012 and 2011, respectively.  The current year period reflects an approximate $12 million increase in cash required for capital expenditures.  Warm, dry weather during the first half of 2012 allowed for greater capital expenditures for bare steel/cast iron projects. Capital expenditures associated with planned power supply outages also have increased year over year.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 14, 2012	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)