Form 10-Q
period 2012-09-30
VECTREN UTILITY HOLDINGS INC
filed 2012-11-09
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2012
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$5.0	$6.0
Accounts receivable - less reserves of $5.0 & $5.9, respectively	54.2	95.5
Receivables due from other Vectren companies	—	0.2
Accrued unbilled revenues	29.3	90.8
Inventories	118.4	132.5
Recoverable fuel & natural gas costs	21.4	12.4
Prepayments & other current assets	51.6	69.3
Total current assets	279.9	406.7
Utility Plant
Original cost	5,141.6	4,979.9
Less: accumulated depreciation & amortization	2,030.5	1,947.3
Net utility plant	3,111.1	3,032.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.7	31.8
Nonutility plant - net	142.8	156.6
Goodwill - net	205.0	205.0
Regulatory assets	125.7	100.0
Other assets	36.9	41.6
TOTAL ASSETS	$3,934.3	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2012	December 31, 2011
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$94.0	$112.9
Accounts payable to affiliated companies	15.4	36.8
Payables to other Vectren companies	20.7	30.1
Refundable fuel & natural gas costs	1.1	—
Accrued liabilities	103.9	121.0
Short-term borrowings	100.1	142.8
Current maturities of long-term debt	105.0	—
Total current liabilities	440.2	443.6

Long-Term Debt - Net of Current Maturities	1,103.4	1,208.2

Deferred Income Taxes & Other Liabilities
Deferred income taxes	572.0	537.5
Regulatory liabilities	359.1	345.2
Deferred credits & other liabilities	81.1	93.4
Total deferred credits & other liabilities	1,012.2	976.1
Commitments & Contingencies (Notes 8 - 11)
Common Shareholder's Equity
Common stock (no par value)	780.0	774.6
Retained earnings	598.5	572.0
Accumulated other comprehensive income	—	—
Total common shareholder's equity	1,378.5	1,346.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,934.3	$3,974.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES
Gas utility	$100.2	$102.1	$508.5	$592.8
Electric utility	167.9	186.7	456.6	492.4
Other	(0.4)	0.5	0.5	1.5
Total operating revenues	267.7	289.3	965.6	1,086.7
OPERATING EXPENSES
Cost of gas sold	28.1	30.5	197.0	274.4
Cost of fuel & purchased power	52.9	67.1	144.6	186.9
Other operating	71.8	66.7	229.5	231.8
Depreciation & amortization	46.3	47.8	142.7	143.9
Taxes other than income taxes	11.5	11.6	39.0	40.7
Total operating expenses	210.6	223.7	752.8	877.7
OPERATING INCOME	57.1	65.6	212.8	209.0
Other income - net	2.3	0.1	5.2	4.0
Interest expense	17.8	20.4	53.5	61.2
INCOME BEFORE INCOME TAXES	41.6	45.3	164.5	151.8
Income taxes	15.2	17.4	62.0	59.0
NET INCOME	$26.4	$27.9	$102.5	$92.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102.5	$92.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	142.7	143.9
Deferred income taxes & investment tax credits	38.1	49.8
Expense portion of pension & postretirement periodic benefit cost	3.4	3.4
Provision for uncollectible accounts	5.9	9.0
Other non-cash expense - net	4.8	7.9
Changes in working capital accounts:
Accounts receivable, including to Vectren companies & accrued unbilled revenue	97.1	128.2
Inventories	14.1	(9.2)
Recoverable/refundable fuel & natural gas costs	(7.9)	(8.1)
Prepayments & other current assets	10.3	14.4
Accounts payable, including to Vectren companies & affiliated companies	(52.4)	(111.7)
Accrued liabilities	(17.3)	(13.8)
Changes in noncurrent assets	(26.4)	(49.7)
Changes in noncurrent liabilities	(17.6)	(4.3)
Net cash flows from operating activities	297.3	252.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	99.5	—
Additional capital contribution	5.4	—
Requirements for:
Dividends to parent	(76.0)	(68.7)
Retirement of long-term debt	—	(0.7)
Other financing activities	—	—
Net change in short-term borrowings, including from other Vectren companies	(142.7)	(8.7)
Net cash flows used in financing activities	(113.8)	(78.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	2.3	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(186.6)	(170.5)
Other investments	(0.2)	(0.8)
Net cash flows used in investing activities	(184.5)	(170.9)
Net change in cash & cash equivalents	(1.0)	3.6
Cash & cash equivalents at beginning of period	6.0	2.4
Cash & cash equivalents at end of period	$5.0	$6.0

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

Indiana Gas provides energy delivery services to approximately 564,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $100 million is outstanding at September 30, 2012, and Utility Holdings’ has unsecured senior notes with a par value of $821 million outstanding at September 30, 2012.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of September 30, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$3.5	$1.5	$—	$5.0
Accounts receivable - less reserves	54.2	—	—	54.2
Intercompany receivables	—	127.6	(127.6)	—
Accrued unbilled revenues	29.3	—	—	29.3
Inventories	118.6	(0.2)	—	118.4
Recoverable fuel & natural gas costs	21.4	—	—	21.4
Prepayments & other current assets	53.9	19.4	(21.7)	51.6
Total current assets	280.9	148.3	(149.3)	279.9
Utility Plant
Original cost	5,141.6	—	—	5,141.6
Less: accumulated depreciation & amortization	2,030.5	—	—	2,030.5
Net utility plant	3,111.1	—	—	3,111.1
Investments in consolidated subsidiaries	—	1,324.0	(1,324.0)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.9	4.8	—	32.7
Nonutility property - net	2.7	140.1	—	142.8
Goodwill - net	205.0	—	—	205.0
Regulatory assets	103.1	22.6	—	125.7
Other assets	41.2	2.3	(6.6)	36.9
TOTAL ASSETS	$3,772.1	$2,321.8	$(2,159.6)	$3,934.3

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$89.0	$5.0	$—	$94.0
Accounts payable to affiliated companies	15.4	—	—	15.4
Intercompany payables	10.8	—	(10.8)	—
Payables to other Vectren companies	20.7	—	—	20.7
Refundable fuel & natural gas costs	1.1	—	—	1.1
Accrued liabilities	102.1	23.5	(21.7)	103.9
Short-term borrowings	—	100.1	—	100.1
Intercompany short-term borrowings	116.8	—	(116.8)	—
Current maturities of long-term debt	5.0	100.0	—	105.0
Total current liabilities	360.9	228.6	(149.3)	440.2
Long-Term Debt
Long-term debt - net of current maturities	382.3	721.1	—	1,103.4
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.0	721.1	(679.7)	1,103.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	581.9	(9.9)	—	572.0
Regulatory liabilities	357.0	2.1	—	359.1
Deferred credits & other liabilities	86.3	1.4	(6.6)	81.1
Total deferred credits & other liabilities	1,025.2	(6.4)	(6.6)	1,012.2
Common Shareholder's Equity
Common stock (no par value)	791.3	780.0	(791.3)	780.0
Retained earnings	532.7	598.5	(532.7)	598.5
Total common shareholder's equity	1,324.0	1,378.5	(1,324.0)	1,378.5
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,772.1	$2,321.8	$(2,159.6)	$3,934.3

Condensed Consolidating Balance Sheet as of December 31, 2011 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.3	$0.7	$—	$6.0
Accounts receivable - less reserves	94.8	0.7	—	95.5
Intercompany receivables	—	206.0	(206.0)	—
Receivables due from other Vectren companies	—	0.2	—	0.2
Accrued unbilled revenues	90.8	—	—	90.8
Inventories	132.5	—	—	132.5
Recoverable fuel & natural gas costs	12.4	—	—	12.4
Prepayments & other current assets	57.1	16.7	(4.5)	69.3
Total current assets	392.9	224.3	(210.5)	406.7
Utility Plant
Original cost	4,979.9	—	—	4,979.9
Less: accumulated depreciation & amortization	1,947.3	—	—	1,947.3
Net utility plant	3,032.6	—	—	3,032.6
Investments in consolidated subsidiaries	—	1,272.2	(1,272.2)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	26.8	5.0	—	31.8
Nonutility property - net	3.0	153.6	—	156.6
Goodwill - net	205.0	—	—	205.0
Regulatory assets	77.0	23.0	—	100.0
Other assets	44.2	4.0	(6.6)	41.6
TOTAL ASSETS	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$106.1	$6.8	$—	$112.9
Accounts payable to affiliated companies	36.8	—	—	36.8
Intercompany payables	11.8	—	(11.8)	—
Payables to other Vectren companies	30.1	—	—	30.1
Accrued liabilities	112.9	12.6	(4.5)	121.0
Short-term borrowings	—	142.8	—	142.8
Intercompany short-term borrowings	158.5	35.7	(194.2)	—
Total current liabilities	456.2	197.9	(210.5)	443.6
Long-Term Debt
Long-term debt	387.2	821.0	—	1,208.2
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,066.9	821.0	(679.7)	1,208.2
Deferred Income Taxes & Other Liabilities
Deferred income taxes	545.2	(7.7)	—	537.5
Regulatory liabilities	342.6	2.6	—	345.2
Deferred credits & other liabilities	98.6	1.4	(6.6)	93.4
Total deferred credits & other liabilities	986.4	(3.7)	(6.6)	976.1
Common Shareholder's Equity
Common stock (no par value)	787.8	774.6	(787.8)	774.6
Retained earnings	484.4	572.0	(484.4)	572.0
Total common shareholder's equity	1,272.2	1,346.6	(1,272.2)	1,346.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,781.7	$2,361.8	$(2,169.0)	$3,974.5

Condensed Consolidating Statement of Income for the three months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$100.2	$—	$—	$100.2
Electric utility	167.9	—	—	167.9
Other	—	10.2	(10.6)	(0.4)
Total operating revenues	268.1	10.2	(10.6)	267.7
OPERATING EXPENSES
Cost of gas sold	28.1	—	—	28.1
Cost of fuel & purchased power	52.9	—	—	52.9
Other operating	82.3	—	(10.5)	71.8
Depreciation & amortization	40.8	5.3	0.2	46.3
Taxes other than income taxes	11.1	0.4	—	11.5
Total operating expenses	215.2	5.7	(10.3)	210.6
OPERATING INCOME	52.9	4.5	(0.3)	57.1
Other income (loss) - net	1.8	10.4	(9.9)	2.3
Interest expense	16.2	11.8	(10.2)	17.8
INCOME BEFORE INCOME TAXES	38.5	3.1	—	41.6
Income taxes	14.5	0.7	—	15.2
Equity in earnings of consolidated companies, net of tax	—	24.0	(24.0)	—
NET INCOME	$24.0	$26.4	$(24.0)	$26.4

Condensed Consolidating Statement of Income for the three months ended September 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$102.1	$—	$—	$102.1
Electric utility	186.7	—	—	186.7
Other	—	11.0	(10.5)	0.5
Total operating revenues	288.8	11.0	(10.5)	289.3
OPERATING EXPENSES
Cost of gas sold	30.5	—	—	30.5
Cost of fuel & purchased power	67.1	—	—	67.1
Other operating	77.0	—	(10.3)	66.7
Depreciation & amortization	40.9	6.8	0.1	47.8
Taxes other than income taxes	11.2	0.4	—	11.6
Total operating expenses	226.7	7.2	(10.2)	223.7
OPERATING INCOME	62.1	3.8	(0.3)	65.6
Other income (loss) - net	(0.1)	12.6	(12.4)	0.1
Interest expense	18.9	14.2	(12.7)	20.4
INCOME BEFORE INCOME TAXES	43.1	2.2	—	45.3
Income taxes	17.1	0.3	—	17.4
Equity in earnings of consolidated companies, net of tax	—	26.0	(26.0)	—
NET INCOME	$26.0	$27.9	$(26.0)	$27.9

Condensed Consolidating Statement of Income for the nine months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$508.5	$—	$—	$508.5
Electric utility	456.6	—	—	456.6
Other	—	30.1	(29.6)	0.5
Total operating revenues	965.1	30.1	(29.6)	965.6
OPERATING EXPENSES
Cost of gas sold	197.0	—	—	197.0
Cost of fuel & purchased power	144.6	—	—	144.6
Other operating	258.2	0.5	(29.2)	229.5
Depreciation & amortization	124.6	17.7	0.4	142.7
Taxes other than income taxes	37.8	1.1	0.1	39.0
Total operating expenses	762.2	19.3	(28.7)	752.8
OPERATING INCOME	202.9	10.8	(0.9)	212.8
Other income (loss) - net	4.0	30.9	(29.7)	5.2
Interest expense	49.1	35.0	(30.6)	53.5
INCOME BEFORE INCOME TAXES	157.8	6.7	—	164.5
Income taxes	62.2	(0.2)	—	62.0
Equity in earnings of consolidated companies, net of tax	—	95.6	(95.6)	—
NET INCOME	$95.6	$102.5	$(95.6)	$102.5

Condensed Consolidating Statement of Income for the nine months ended September 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$592.8	$—	$—	$592.8
Electric utility	492.4	—	—	492.4
Other	—	32.9	(31.4)	1.5
Total operating revenues	1,085.2	32.9	(31.4)	1,086.7
OPERATING EXPENSES
Cost of gas sold	274.4	—	—	274.4
Cost of fuel & purchased power	186.9	—	—	186.9
Other operating	263.0	—	(31.2)	231.8
Depreciation & amortization	123.2	20.3	0.4	143.9
Taxes other than income taxes	39.6	1.1	—	40.7
Total operating expenses	887.1	21.4	(30.8)	877.7
OPERATING INCOME	198.1	11.5	(0.6)	209.0
Other income - net	3.1	38.3	(37.4)	4.0
Interest expense	56.5	42.7	(38.0)	61.2
INCOME BEFORE INCOME TAXES	144.7	7.1	—	151.8
Income taxes	58.1	0.9	—	59.0
Equity in earnings of consolidated companies, net of tax	—	86.6	(86.6)	—
NET INCOME	$86.6	$92.8	$(86.6)	$92.8

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$263.6	$33.7	$—	$297.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs	—	99.5	—	99.5
Additional capital contribution from parent	3.5	5.4	(3.5)	5.4
Requirements for:
Dividends to parent	(47.2)	(76.0)	47.2	(76.0)
Net change in intercompany short-term borrowings	(41.7)	—	41.7	—
Net change in short-term borrowings	—	(142.7)	—	(142.7)
Net cash flows from financing activities	(85.4)	(113.8)	85.4	(113.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	47.2	(47.2)	—
Other investing activities	—	2.3	—	2.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(179.8)	(6.8)	—	(186.6)
Consolidated subsidiary investments	—	(3.5)	3.5	—
Other investments	(0.2)	—	—	(0.2)
Net change in short-term intercompany notes receivable	—	41.7	(41.7)	—
Net cash flows from investing activities	(180.0)	80.9	(85.4)	(184.5)
Net change in cash & cash equivalents	(1.8)	0.8	—	(1.0)
Cash & cash equivalents at beginning of period	5.3	0.7	—	6.0
Cash & cash equivalents at end of period	$3.5	$1.5	$—	$5.0
Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$237.5	$15.1	$—	$252.6
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends to parent	(63.3)	(68.7)	63.3	(68.7)
Retirement of long-term debt, including premiums paid	(0.7)	(0.7)	0.7	(0.7)
Net change in intercompany short-term borrowings	(34.3)	(23.5)	57.8	—
Net change in short-term borrowings	—	(8.7)	—	(8.7)
Net cash flows from financing activities	(98.3)	(101.6)	121.8	(78.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	63.3	(63.3)	—
Other investing activities	0.2	0.2	—	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(159.6)	(10.9)	—	(170.5)
Other investments	(0.8)	—	—	(0.8)
Net change in long-term intercompany notes receivable	—	0.7	(0.7)	—
Net change in short-term intercompany notes receivable	23.5	34.3	(57.8)	—
Net cash flows from investing activities	(136.7)	87.6	(121.8)	(170.9)
Net change in cash & cash equivalents	2.5	1.1	—	3.6
Cash & cash equivalents at beginning of period	2.0	0.4	—	2.4
Cash & cash equivalents at end of period	$4.5	$1.5	$—	$6.0

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.8 million and $5.0 million in the three months ended September 30, 2012 and 2011 respectively. For the nine months ended September 30, 2012 and 2011, these taxes totaled $19.1 million and $21.4 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Accruals for Utility & Nonutility Plant

As of September 30, 2012 and December 31, 2011, the Company has accruals related to utility and nonutility plant purchases totaling approximately $7.7 million and $9.2 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc.
Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended September 30, 2012 and 2011 totaled $24.3 million and $40.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 totaled $82.5 million and $116.0 million, respectively.  Amounts owed to Vectren Fuels at September 30, 2012 and December 31, 2011 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

Miller Pipeline, LLC
Miller Pipeline, LLC  (Miller), a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $13.4 million and $17.1 million for the three months ended September 30, 2012 and 2011, respectively, and for the nine months ended September 30, 2012 and 2011 totaled $33.0 million and $32.1 million, respectively.  Amounts owed to Miller at September 30, 2012 and December 31, 2011 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2012 and 2011 totaled $57.2 million and $80.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 totaled $186.9 million and $278.6 million, respectively.  Amounts owed to ProLiance at September 30, 2012 and December 31, 2011 for those purchases were $15.4 million and $36.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company.  These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended September 30, 2012 and 2011, Utility Holdings received corporate allocations totaling $8.2 million and $7.3 million, respectively.

For the nine months ended September 30, 2012 and 2011, Utility Holdings received corporate allocations totaling $32.1 million and $33.5 million, respectively.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s gas utilities are expected to be significant. The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 or other currently authorized recovery mechanisms in Ohio (referenced below).

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

Ohio House Bill 95
In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program totals $23.5 million and includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing later this year.

10.	Environmental Matters

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. On October 5, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  The original August decision vacating CSAPR was made by a three judge panel.  EPA is currently seeking reconsideration of the issues raised on appeal before the full appellate panel. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule and the 2015 requirement imposed by CAIR.  Based upon an initial review, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment.  However, it is possible some minor modifications to the control equipment, additional operating expenses, and/or the purchase of some allowances could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2012 and December 31, 2011, respectively, approximately $4.8 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $24.7 million, bringing the total deferred balance as of September 30, 2012 to $42.4 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.5 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

Vectren North Reporting Location Consolidation Proceeding
Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012 and the Company is awaiting the issuance of an order.

12.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,208.4	$1,411.1	$1,208.2	$1,345.7
Short-term borrowings	100.1	100.1	142.8	142.8
Cash & cash equivalents	5.0	5.0	6.0	6.0

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Revenues
Gas Utility Services	$100.2	$102.1	$508.5	$592.8
Electric Utility Services	167.9	186.7	456.6	492.4
Other Operations	10.2	11.0	30.1	32.9
Eliminations	(10.6)	(10.5)	(29.6)	(31.4)
Total revenues	$267.7	$289.3	$965.6	$1,086.7
Profitability Measure - Net Income (Loss)
Gas Utility Services	$(2.7)	$(4.8)	$36.1	$33.5
Electric Utility Services	26.6	30.8	59.4	53.1
Other Operations	2.5	1.9	7.0	6.2
Total net income	$26.4	$27.9	$102.5	$92.8

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

Indiana Gas provides energy delivery services to approximately 564,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2011 annual report filed on Form 10-K.

In the third quarter of 2012, Utility Holdings' earnings were $26.4 million, compared to $27.9 million in 2011. In the nine months ended September 30, 2012, the Utility Group earned $102.5 million, compared to the $92.8 million in 2011. Increased year-over-year results for the nine month periods reflect, among other things, the impacts of new electric base rates implemented on May 3, 2011 and lower interest expense as a result of refinancing activity in the last quarter of 2011 and first quarter of 2012. The decrease in the quarter-over-quarter results generally reflects lower earnings from electric utility operations associated with higher operating expenses and lower small customer margins.

Gas Utility Services
During the third quarter of 2012, Gas Utility Services operated at a seasonal loss of $2.7 million, compared to a loss of $4.8 million in the third quarter of 2011. In the nine months ended September 30, 2012, gas utility operations earned $36.1 million, compared to earnings of $33.5 million in 2011. Both the quarter and year to date period reflect increased earnings from investment in bare steel cast iron replacement activities and favorable interest expense due to the recent refinancing activity.

Electric Utility Services
During the third quarter of 2012, Electric Utility earnings were $26.6 million, compared to $30.8 million in the third quarter of 2011. Electric operations earned $59.4 million year to date in 2012, compared to earnings of $53.1 million for the nine months ended September 30, 2011. Improved year to date results in 2012 reflect increased electric margin, primarily from base rate changes and lower interest costs. The decrease in the quarter-over-quarter results generally reflects higher operating expenses and lower customer margins from conservation beyond approved lost margin recovery mechanisms, which more than offset slightly warmer weather in the quarter as compared to the same quarter in 2011.

Other Utility Operations
In the third quarter of 2012, earnings from Other Utility operations were $2.5 million, compared to $1.9 million in 2011. In the nine months ended September 30, 2012, earnings from these operations were $7.0 million, compared to $6.2 million in 2011. The 2011 year to date results include a $1.4 million unfavorable tax adjustment. In addition, variability in the earnings of the segment occurs as the allocation of shared asset costs changes.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Gas utility revenues	$100.2	$102.1	$508.5	$592.8
Cost of gas sold	28.1	30.5	197.0	274.4
Total gas utility margin	$72.1	$71.6	$311.5	$318.4
Margin attributed to:
Residential & commercial customers	$58.5	$58.4	$263.1	$268.4
Industrial customers	11.9	11.5	40.8	41.0
Other	1.7	1.7	7.6	9.0
Total gas utility margin	$72.1	$71.6	$311.5	$318.4
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	$6.3	$6.5	$57.3	$71.0
Industrial customers	25.1	20.7	77.2	70.6
Total sold & transported volumes	$31.4	$27.2	$134.5	$141.6

Gas Utility margins were $72.1 million and $311.5 million for the for the three and nine months ended September 30, 2012, and compared to 2011 increased $0.5 million quarter over quarter and decreased $6.9 million year to date. The impact of low natural gas prices and mild weather on revenue taxes, late and reconnect fees, and volumetric pass through costs decreased gas utility margin $1.0 million quarter over quarter and $8.4 million year to date.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.6 million in the quarter and $2.0 million year to date in 2012 compared to the prior year. With rate designs that substantially limit the impact of weather on margin, temperatures that were 71 percent of normal in Indiana and 83 percent of normal in Ohio during the peak winter heating season in early 2012 had a significant impact on volumes sold, but only a slightly negative impact on margin, reducing margin $0.7 million year over year. Excluding the impact of passthrough costs, large customer margins increased $0.7 million in the quarter, and due to the warm winter weather, have increased $0.4 million year over year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Electric utility revenues	$167.9	$186.7	$456.6	$492.4
Cost of fuel & purchased power	52.9	67.1	144.6	186.9
Total electric utility margin	$115.0	$119.6	$312.0	$305.5
Margin attributed to:
Residential & commercial customers	$76.9	$82.1	$201.3	$199.1
Industrial customers	27.5	27.7	79.6	76.6
Other customers	1.9	2.2	5.6	5.7
Subtotal: retail	$106.3	$112.0	$286.5	$281.4
Wholesale power & transmission system margin	8.7	7.6	25.5	24.1
Total electric utility margin	$115.0	$119.6	$312.0	$305.5
Electric volumes sold in GWh attributed to:
Residential & commercial customers	813.8	863.5	2,138.2	2,223.0
Industrial customers	732.5	731.8	2,127.6	2,074.6
Other customers	5.3	5.6	16.0	16.3
Total retail volumes sold	1,551.6	1,600.9	4,281.8	4,313.9

Retail
Electric retail utility margins were $106.3 million and $286.5 million for the three and nine months ended September 30, 2012, and compared to 2011 decreased by $5.7 million in the quarter and increased $5.1 million year to date.  The year to date increase is driven primarily by $10.0 million of incremental margin across all customer classes from new base rates effective May 3, 2011. Year to date, electric margin also benefited from higher volumes sold to industrial customers.  However, margin was lower in the quarter and year to date on refunds resulting from statutory net operating income limits and lower third quarter small customer margins. The small customer margins were lower as a result of conservation beyond approved lost margin recovery mechanisms, which more than offset slightly warmer weather in the quarter as compared to the same quarter in 2011.

Electric results, which are not protected by weather mechanisms, were positively impacted in the third quarter of 2012 as a result of warm weather. In the third quarter of 2012, cooling temperatures were 119 percent of normal; this compares to the third quarter of 2011 when cooling temperatures were 114 percent of normal. In the third quarter of 2012, the increase in electric margin, net of amounts refunded to customers as discussed below, compared to normal temperatures was estimated to be $2.4 million. On a year to date basis, cooling temperatures that were 131 percent of normal offset the impact of mild first quarter heating weather. Management estimates the weather impact on electric margin year to date, net of refunds to customers, to be $1.0 million favorable.

Indiana regulation includes a statutory mechanism that can limit a utility's rolling twelve month net operating income to that authorized in its last general rate order, as adjusted for previous net operating income levels that were below authorized levels. Should weather or other factors continue to increase net operating income in future periods, the full benefit of those favorable impacts on the company's electric utility may continue to be limited by the statutory earnings test.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.  Further detail of Wholesale activity follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Off-system sales	$1.0	$0.7	$4.7	$5.1
Transmission system sales	7.7	6.9	20.8	19.0
Total wholesale margin	$8.7	$7.6	$25.5	$24.1

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $7.7 million during the three months September 30, 2012, compared to $6.9 million for the same period in 2011.  Year to date in 2012 margins were $20.8 million compared to $19.0 million in the prior year. The increases in transmission system revenue is principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $110 million, the Company has invested approximately $98.5 million as of September 30, 2012.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational later in 2012.

In the third quarter of 2012 margin from off system sales was $1.0 million compared to $0.7 million in 2011. For the nine months ended September 30, 2012, margin from off-system sales was $4.7 million, compared to $5.1 million for the nine months ended

September 30, 2011. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  The year to date period reflects lower volumes sold, offset by the impacts of sharing which increased margin $0.6 million. Off-system sales totaled 184.4 GWh and 469.4 GWh during the nine months ended September 30, 2012 and 2011, respectively, reflecting reduced opportunities in 2012 due to unfavorable weather conditions when excess generation is more prevalent and the low cost of natural gas.

Operating Expenses

Other Operating
For the three months ended September 30, 2012 operating expenses increased $5.1 million driven primarily by the timing of electric utility operating costs associated with planned outages and increased pipeline integrity management work in the Ohio natural gas service territory. For the nine months ended September 30, 2012, other operating expenses were $229.5 million, a decrease of $2.3 million, compared to 2011. The decrease is primarily driven by lower pass through costs and uncollectible accounts expenses associated with gas utility operations.  The lower expenses are driven by lower, mostly weather-related, volumes sold and lower gas costs.  Continuous improvement initiatives throughout the Utility Group are being implemented to limit growth in operating expenses over the coming years. The Company estimates that year to date in 2012 these initiatives have resulted in sustainable savings of over $4 million. Examples of the initiatives implemented thus far in 2012 include improved processes that have allowed the company to become more efficient in completing work and thereby reduce labor costs, and recent amendments to postretirement medical plans that provide better access to benefits for company retirees at lower costs.  These sustainable savings have aided in offsetting planned increases in energy delivery related operating expenses.  Operating costs overall in 2012 are expected to be about flat to 2011 on an annual basis.

Depreciation & Amortization
For the three and nine months ended September 30, 2012, depreciation and amortization expense was $46.3 million and $142.7 million, respectively. Depreciation expense decreased $1.5 million in the quarter and $1.2 million year to date.  Both the year to date and quarter reflect reductions associated with regulatory orders, offset by increased plant placed in service in gas and electric operations.

Taxes Other Than Income Taxes
In the 2012 third quarter taxes other than income taxes were $11.5 million and year to date in 2012 were $39.0 million. The year to date decrease of $1.7 million compared to the prior year was primarily due to lower usage taxes associated with lower gas and fuel costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Other Income-Net

Other income-net reflects income of $2.3 million for the third quarter and $5.2 million year to date in 2012. Increases of $2.2 million in the quarter and $1.2 million year to date compared to 2011 primarily reflect earnings on assets that fund benefit plans.

Interest Expense

Interest expense was $17.8 million and $53.5 million, respectively for the three and nine months ended September 30, 2012. Interest expense decreased $2.6 million in the quarter and $7.7 million year to date compared to 2011. The lower expense both in the quarter and year to date reflects fourth quarter of 2011 refinancing activity in which $250 million of long-term debt with a 6.625 percent interest rate matured and was replaced with $150 million of new long-term debt with an average interest rate of 5.12 percent and $100 million of short-term borrowings.  During the fourth quarter of 2011, the Company also called $96.2 million of long-term debt at a rate of 5.95 percent and replaced that issuance in February 2012 with new debt at a rate of 5.0 percent.

Income Taxes

In the nine months ended September 30, 2012, federal and state income taxes were $62.0 million, an increase of $3.0 million compared to the prior year.  In the quarter federal and state taxes decreased $2.2 million. The quarterly and year to date changes are primarily due to variances in pre-tax income. The year to date period in 2011 also included a one-time, unfavorable tax adjustment of $1.4 million.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s gas utilities are expected to be significant. The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 or other currently authorized recovery mechanisms in Ohio (referenced below).

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

Ohio House Bill 95

In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program totals $23.5 million and includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with

PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing later this year.

Environmental Matters

Air Quality

Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. On October 5, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  The original August decision vacating CSAPR was made by a three judge panel.  EPA is currently seeking reconsideration of the issues raised on appeal before the full appellate panel. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule and the 2015 requirement imposed by CAIR.  Based upon an initial review, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment.  However, it is possible some minor modifications to the control equipment, additional operating expenses, and/or the purchase of some allowances could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2012 and December 31, 2011, respectively, approximately $4.8 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Vectren South Electric Fuel Cost Reduction

In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $24.7 million, bringing the total deferred balance as of September 30, 2012 to the expected level of $42.4 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

Vectren South Electric Dense Pack Filing

On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.5 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

Vectren North Reporting Location Consolidation Proceeding

Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012 and the Company is awaiting the issuance of an order.

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

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt, inclusive of current maturities, with a par value of $821 million and short-term obligations totaling $100 million were outstanding at September 30, 2012.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at September 30, 2012, was $387 million.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2012, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 50-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 53 percent of long-term capitalization at both December 31, 2011 and September 30, 2012.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2012, the Company was in compliance with all debt covenants.

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

Consolidated Short-Term Borrowing Arrangements

At September 30, 2012, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $250 million was available at September 30, 2012.  This short-term borrowing facility was renewed in November 2011 and is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  Liquidity was increased by the $100 million Utility Holdings debt issuance in February 2012, the net proceeds of which were used to repay short-term indebtedness.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2012	2011
Nine Months Ended September 30
Balance Outstanding	$100.1	$38.3
Weighted Average Interest Rate	0.46%	0.41%
Nine Months Ended September 30 Average
Balance Outstanding	$69.5	$14.0
Weighted Average Interest Rate	0.48%	0.40%
Maximum Month End Balance Outstanding	$100.1	$42.5

(In millions)	2012	2011
Quarterly Average - September 30
Balance Outstanding	$63.8	$18.8
Weighted Average Interest Rate	0.47%	0.41%
Maximum Month End Balance Outstanding	$100.1	$38.3

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

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $67 million for the remainder of 2012.

Pension Funding Obligations
Vectren’s management currently estimates contributing $15 million to qualified pension plans in 2012, of which a portion may be funded by Utility Holdings; however, none was funded by Utility Holdings during the nine months ended September 30, 2012.

Other Letters of Credit
As of September 30, 2012, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2012.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $297.3 million and $252.6 million during the nine months ended September 30, 2012 and 2011, respectively.  The $44.7 million increase in operating cash flow in 2012 compared to 2011 is primarily due to increased cash flow from working capital, increased earnings and reduced cash needs for contributions to Vectren’s pension plans in 2012 compared to 2011.

Financing Cash Flow
Net cash flow required for financing activities was $113.8 million and $78.1 million during the nine months ended September 30, 2012 and 2011, respectively.  Financing activity in 2012 primarily reflects the $100 million debt issuance, the payment of dividends, and repayment of more short-term borrowings in 2012.

Investing Cash Flow
Cash flow required for investing activities was $184.5 million and $170.9 million during the nine months ended September 30, 2012 and 2011, respectively.  The current year period reflects an approximate $16 million increase in cash required for capital expenditures.  Warm, dry weather during the first nine months of 2012 allowed for greater capital expenditures for bare steel/cast iron and electric transmission projects.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, cyber attacks or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 9, 2012	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)