Form 10-Q
period 2013-03-31
VECTREN UTILITY HOLDINGS INC
filed 2013-05-14
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2013
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MISO: Midcontinent Independent System Operator (formerly Midwest Independent System Operator)
EPA: Environmental Protection Agency	MMBTU: millions of British thermal units
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash & cash equivalents	$9.8	$13.3
Accounts receivable - less reserves of $5.5 & $5.0, respectively	118.1	81.8
Accrued unbilled revenues	85.9	93.6
Inventories	81.7	114.0
Recoverable fuel & natural gas costs	10.2	25.3
Prepayments & other current assets	22.2	52.3
Total current assets	327.9	380.3
Utility Plant
Original cost	5,225.0	5,176.8
Less: accumulated depreciation & amortization	2,086.3	2,057.2
Net utility plant	3,138.7	3,119.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.9	32.6
Nonutility plant - net	143.1	146.9
Goodwill - net	205.0	205.0
Regulatory assets	118.0	126.5
Other assets	31.5	35.7
TOTAL ASSETS	$3,997.3	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2013	December 31, 2012
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$97.1	$121.0
Accounts payable to affiliated companies	41.0	29.7
Payables to other Vectren companies	14.0	25.1
Accrued liabilities	150.7	139.3
Short-term borrowings	27.1	116.7
Current maturities of long-term debt	226.6	105.0
Total current liabilities	556.5	536.8

Long-Term Debt - Net of Current Maturities	981.9	1,103.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	592.2	578.5
Regulatory liabilities	370.2	364.2
Deferred credits & other liabilities	76.1	73.9
Total deferred credits & other liabilities	1,038.5	1,016.6
Commitments & Contingencies (Notes 8 - 10)
Common Shareholder's Equity
Common stock (no par value)	783.1	781.6
Retained earnings	637.3	608.4
Total common shareholder's equity	1,420.4	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,997.3	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES
Gas utility	$315.9	$292.3
Electric utility	149.5	139.4
Other	0.1	0.4
Total operating revenues	465.5	432.1
OPERATING EXPENSES
Cost of gas sold	157.2	137.1
Cost of fuel & purchased power	50.2	44.7
Other operating	86.8	79.9
Depreciation & amortization	48.4	48.6
Taxes other than income taxes	17.5	15.9
Total operating expenses	360.1	326.2
OPERATING INCOME	105.4	105.9
Other income - net	1.8	2.2
Interest expense	17.9	17.7
INCOME BEFORE INCOME TAXES	89.3	90.4
Income taxes	34.2	34.4
NET INCOME	$55.1	$56.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55.1	$56.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	48.4	48.6
Deferred income taxes & investment tax credits	10.2	10.5
Expense portion of pension & postretirement periodic benefit cost	1.4	1.3
Provision for uncollectible accounts	2.4	2.3
Other non-cash expense - net	1.9	1.4
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	(31.0)	47.1
Inventories	32.3	15.1
Recoverable/refundable fuel & natural gas costs	15.1	5.5
Prepayments & other current assets	30.1	34.7
Accounts payable, including to Vectren companies & affiliated companies	(28.9)	(59.0)
Accrued liabilities	18.3	25.4
Changes in noncurrent assets	6.8	2.7
Changes in noncurrent liabilities	(0.8)	(10.1)
Net cash flows from operating activities	161.3	181.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	—	99.5
Additional capital contribution	1.5	1.6
Requirements for dividends to parent	(26.3)	(25.1)
Net change in short-term borrowings, including from other Vectren companies	(89.6)	(193.1)
Net cash flows used in financing activities	(114.4)	(117.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.1
Requirements for capital expenditures, excluding AFUDC equity	(50.5)	(65.0)
Net cash flows used in investing activities	(50.4)	(64.9)
Net change in cash & cash equivalents	(3.5)	(0.5)
Cash & cash equivalents at beginning of period	13.3	6.0
Cash & cash equivalents at end of period	$9.8	$5.5

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

Indiana Gas provides energy delivery services to approximately 575,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west central Ohio.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $27 million is outstanding at March 31, 2013, and Utility Holdings’ has unsecured senior notes with a par value of $821 million outstanding at March 31, 2013.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of March 31, 2013 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.7	$4.1	$—	$9.8
Accounts receivable - less reserves	118.1	—	—	118.1
Intercompany receivables	29.0	64.7	(93.7)	—
Accrued unbilled revenues	85.9	—	—	85.9
Inventories	81.7	—	—	81.7
Recoverable fuel & natural gas costs	10.2	—	—	10.2
Prepayments & other current assets	19.9	26.4	(24.1)	22.2
Total current assets	350.5	95.2	(117.8)	327.9
Utility Plant
Original cost	5,225.0	—	—	5,225.0
Less: accumulated depreciation & amortization	2,086.3	—	—	2,086.3
Net utility plant	3,138.7	—	—	3,138.7
Investments in consolidated subsidiaries	—	1,365.9	(1,365.9)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	28.3	4.6	—	32.9
Nonutility property - net	2.5	140.6	—	143.1
Goodwill - net	205.0	—	—	205.0
Regulatory assets	95.9	22.1	—	118.0
Other assets	36.7	1.7	(6.9)	31.5
TOTAL ASSETS	$3,857.8	$2,309.8	$(2,170.3)	$3,997.3

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$94.3	$2.8	$—	$97.1
Accounts payable to affiliated companies	41.0	—	—	41.0
Intercompany payables	13.3	—	(13.3)	—
Payables to other Vectren companies	14.0	—	—	14.0
Accrued liabilities	159.0	15.8	(24.1)	150.7
Short-term borrowings	—	27.1	—	27.1
Intercompany short-term borrowings	51.4	29.0	(80.4)	—
Current maturities of long-term debt	5.0	221.6	—	226.6
Total current liabilities	378.0	296.3	(117.8)	556.5
Long-Term Debt
Long-term debt - net of current maturities	382.4	599.5	—	981.9
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.1	599.5	(679.7)	981.9
Deferred Income Taxes & Other Liabilities
Deferred income taxes	602.2	(10.0)	—	592.2
Regulatory liabilities	368.4	1.8	—	370.2
Deferred credits & other liabilities	81.2	1.8	(6.9)	76.1
Total deferred credits & other liabilities	1,051.8	(6.4)	(6.9)	1,038.5
Common Shareholder's Equity
Common stock (no par value)	796.3	783.1	(796.3)	783.1
Retained earnings	569.6	637.3	(569.6)	637.3
Total common shareholder's equity	1,365.9	1,420.4	(1,365.9)	1,420.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,857.8	$2,309.8	$(2,170.3)	$3,997.3

Condensed Consolidating Balance Sheet as of December 31, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$12.5	$0.8	$—	$13.3
Accounts receivable - less reserves	81.8	—	—	81.8
Intercompany receivables	—	145.1	(145.1)	—
Accrued unbilled revenues	93.6	—	—	93.6
Inventories	114.0	—	—	114.0
Recoverable fuel & natural gas costs	25.3	—	—	25.3
Prepayments & other current assets	52.0	5.8	(5.5)	52.3
Total current assets	379.2	151.7	(150.6)	380.3
Utility Plant
Original cost	5,176.6	0.2	—	5,176.8
Less: accumulated depreciation & amortization	2,057.2	—	—	2,057.2
Net utility plant	3,119.4	0.2	—	3,119.6
Investments in consolidated subsidiaries	—	1,329.2	(1,329.2)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.8	4.8	—	32.6
Nonutility property - net	2.6	144.3	—	146.9
Goodwill - net	205.0	—	—	205.0
Regulatory assets	104.1	22.4	—	126.5
Other assets	40.4	1.7	(6.4)	35.7
TOTAL ASSETS	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$114.8	$6.2	$—	$121.0
Accounts payable to affiliated companies	29.7	—	—	29.7
Intercompany payables	10.6	—	(10.6)	—
Payables to other Vectren companies	25.1	—	—	25.1
Accrued liabilities	131.3	13.5	(5.5)	139.3
Short-term borrowings	—	116.7	—	116.7
Intercompany short-term borrowings	134.5	—	(134.5)	—
Current maturities of long-term debt	5.0	100.0	—	105.0
Total current liabilities	451.0	236.4	(150.6)	536.8
Long-Term Debt
Long-term debt - net of current maturities	382.3	721.1	—	1,103.4
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.0	721.1	(679.7)	1,103.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	595.4	(16.9)	—	578.5
Regulatory liabilities	362.2	2.0	—	364.2
Deferred credits & other liabilities	78.9	1.4	(6.4)	73.9
Total deferred credits & other liabilities	1,036.5	(13.5)	(6.4)	1,016.6
Common Shareholder's Equity
Common stock (no par value)	787.8	781.6	(787.8)	781.6
Retained earnings	541.4	608.4	(541.4)	608.4
Total common shareholder's equity	1,329.2	1,390.0	(1,329.2)	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

Condensed Consolidating Statement of Income for the three months ended March 31, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	315.9	—	—	315.9
Electric utility	149.5	—	—	149.5
Other	—	9.5	(9.4)	0.1
Total operating revenues	465.4	9.5	(9.4)	465.5
OPERATING EXPENSES
Cost of gas sold	157.2	—	—	157.2
Cost of fuel & purchased power	50.2	—	—	50.2
Other operating	96.0	—	(9.2)	86.8
Depreciation & amortization	43.1	5.2	0.1	48.4
Taxes other than income taxes	17.1	0.4	—	17.5
Total operating expenses	363.6	5.6	(9.1)	360.1
OPERATING INCOME	101.8	3.9	(0.3)	105.4
Other income - net	1.9	9.7	(9.8)	1.8
Interest expense	16.2	11.8	(10.1)	17.9
INCOME BEFORE INCOME TAXES	87.5	1.8	—	89.3
Income taxes	34.8	(0.6)	—	34.2
Equity in earnings of consolidated companies, net of tax	—	52.7	(52.7)	—
NET INCOME	52.7	55.1	(52.7)	55.1

Condensed Consolidating Statement of Income for the three months ended March 31, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	292.3	—	—	292.3
Electric utility	139.4	—	—	139.4
Other	—	9.9	(9.5)	0.4
Total operating revenues	431.7	9.9	(9.5)	432.1
OPERATING EXPENSES
Cost of gas sold	137.1	—	—	137.1
Cost of fuel & purchased power	44.7	—	—	44.7
Other operating	89.6	—	(9.7)	79.9
Depreciation & amortization	41.7	6.8	0.1	48.6
Taxes other than income taxes	15.5	0.4	—	15.9
Total operating expenses	328.6	7.2	(9.6)	326.2
OPERATING INCOME	103.1	2.7	0.1	105.9
Other income - net	2.0	10.6	(10.4)	2.2
Interest expense	16.5	11.5	(10.3)	17.7
INCOME BEFORE INCOME TAXES	88.6	1.8	—	90.4
Income taxes	35.5	(1.1)	—	34.4
Equity in earnings of consolidated companies, net of tax	—	53.1	(53.1)	—
NET INCOME	53.1	56.0	(53.1)	56.0

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$168.5	$(7.0)	$(0.2)	$161.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	8.5	1.5	(8.5)	1.5
Requirements for:
Dividends to parent	(24.5)	(26.3)	24.5	(26.3)
Net change in intercompany short-term borrowings	(83.1)	28.9	54.2	—
Net change in short-term borrowings	—	(89.6)	—	(89.6)
Net cash flows from financing activities	(99.1)	(85.5)	70.2	(114.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	24.5	(24.5)	—
Other investing activities	—	0.1	—	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(47.3)	(3.4)	0.2	(50.5)
Consolidated subsidiary investments	—	(8.5)	8.5	—
Net change in short-term intercompany notes receivable	(28.9)	83.1	(54.2)	—
Net cash flows from investing activities	(76.2)	95.8	(70.0)	(50.4)
Net change in cash & cash equivalents	(6.8)	3.3	—	(3.5)
Cash & cash equivalents at beginning of period	12.5	0.8	—	13.3
Cash & cash equivalents at end of period	$5.7	$4.1	$—	$9.8

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$173.9	$7.6	$—	$181.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution to parent	1.6	1.6	(1.6)	1.6
Long-term debt, net of issuance costs	—	99.5	—	99.5
Requirements for:
Dividends to parent	(23.4)	(25.1)	23.4	(25.1)
Net change in intercompany short-term borrowings	(69.7)	19.5	50.2	—
Net change in short-term borrowings	—	(193.1)	—	(193.1)
Net cash flows from financing activities	(91.5)	(97.6)	72.0	(117.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	23.4	(23.4)	—
Other investing activities	—	0.1	—	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(63.5)	(1.5)	—	(65.0)
Consolidated subsidiary investments	—	(1.6)	1.6	—
Net change in short-term intercompany notes receivable	(19.5)	69.7	(50.2)	—
Net cash flows from investing activities	(83.0)	90.1	(72.0)	(64.9)
Net change in cash & cash equivalents	(0.6)	0.1	—	(0.5)
Cash & cash equivalents at beginning of period	5.3	0.7	—	6.0
Cash & cash equivalents at end of period	$4.7	$0.8	$—	$5.5

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $10.7 million and $9.3 million in the three months ended March 31, 2013 and 2012 respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Supplemental Cash Flow Information

As of March 31, 2013 and December 31, 2012, the Company has accruals related to utility and nonutility plant purchases totaling approximately $7.4 million and $7.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc. (Vectren Fuels)
Vectren Fuels, a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended March 31, 2013 and 2012 totaled $19.9 million and $24.9 million.  Amounts owed to Vectren Fuels at March 31, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

Miller Pipeline, LLC (Miller)
Miller, a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $10.4 million and $8.1 million for the three months ended March 31, 2013 and 2012.  Amounts owed to Miller at March 31, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Consolidated Balance Sheets.

Minnesota Limited, LLC (Minnesota Limited)
Minnesota Limited, a wholly owned subsidiary of Vectren, provides transmission pipeline construction and maintenance; pump station, compressor station, terminal and refinery construction; and hydrostatic testing to customers generally in the northern Midwest region. Minnesota Limited's customers include Utility Holdings' utilities. Fees incurred by Utility Holdings and its subsidiaries were insignificant for the three months ended March 31, 2013 and 2012.

ProLiance Holdings, LLC (ProLiance)
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include the Company’s Indiana utilities as well as Citizens utilities. ProLiance primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. On March 17, 2011, an order was received by the IURC providing for ProLiance’s continued provision of gas supply services to the Company’s Indiana utilities and Citizens Energy Group through March 2016.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2013 and 2012 totaled $107.6 million and $79.5 million, respectively.  Amounts owed to ProLiance at March 31, 2013 and December 31, 2012 for those purchases were $41.0 million and $29.7 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company. These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2013 and 2012, Utility Holdings received corporate allocations totaling $14.9 million and $12.5 million, respectively.

The Company does not have share-based compensation plans and pension and other postretirement plans separate from Vectren and allocated costs include participation in Vectren’s plans.  The allocation methodology for retirement costs is consistent with FASB guidance related to “multiemployer” benefit accounting.

7.	Financing Activities

SIGECO 2013 Debt Refund and Reissuance
In April 2013, approximately $89 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. In May 2013, an additional $22 million of SIGECO's tax-exempt long-term debt will be redeemed at par plus accrued interest pursuant to notice provided to the holders thereof. In April 2013, $111 million of new SIGECO tax-exempt debt was issued to refund this debt. Approximately $62 million of this debt was issued at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining $49 million of the called debt will be held by Utility Holdings and will be remarketed at a future date. As of March 31, 2013, the $111 million of SIGECO tax-exempt debt remained classified as long-term.

Utility Holdings Debt Transactions
On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt will be refinanced with proceeds from a private placement note purchase agreement with a delayed draw feature entered into on December 20, 2012, by Utility Holdings and institutional investors. It provides for the following tranches of notes:  (i) $45 million 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes will be unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about June 5, 2013. As of March 31, 2013, the $121.6 million was classified as Current maturities of long-term debt.

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

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $85 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.2 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company will make a filing in May 2013 proposing to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. Once such application is approved, the legislation authorizes a deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law. The order provided for the deferral of depreciation, debt-related post in service carrying costs, and property taxes for its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. The Company will file annually for the accounting treatment described above for its annual capital expenditure program.

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

Indiana Senate Bill 560
In April 2013, Senate Bill 560 was signed into law.  This legislation, which supplements Senate Bill 251 described above which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.  The new law also provides for the use of test years in base rate cases that can include twelve month future periods beginning up to 24 months beyond the petition date.  To the extent new rates are not approved within 300 days of filing the case-in-chief, or in limited cases within 360 days, 50 percent of the proposed rate increase may be implemented, subject to refund. The Company is currently evaluating the impact that these legislative actions, both Senate Bill 251 and 560, may have on its operations in future periods.

Vectren North Pipeline Safety Investigation
On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. Testimony was filed by the Company in April 2013, with subsequent filings by the other parties scheduled for May 2013. A hearing has been scheduled for July 2013 and an order is expected in 2013.

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

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

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

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  While the Company has not yet quantified what the additional costs may be associated with these efforts, because the compliance is required by government regulation the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of ALCOA, own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

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

Under the Clean Water Act, EPA sets technology-based guidelines for water discharges from new and existing facilities. EPA is currently in the process of revising the existing steam electric effluent limitation guidelines that set the technology-based water discharge limits for the electric power industry. EPA is focusing its rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations. The EPA released proposed rules on April 19, 2013 and the Company is reviewing the proposal. At this time, it is not possible to estimate what potential costs may be required to meet these new water discharge limits, however costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

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

The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards for greenhouse gases for new electric generating facilities under Clean Air Act Section 111(b). EPA missed its deadline for finalization of the new source rule in April, and has indicated that it will finalize the new source rule within the next 18 months. Upon finalization of the new source rule, the EPA intends to propose New Source Performance Standards for greenhouse gases for existing electric generating units under Section 111(d), which would be applicable to the Company's existing units. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $42.4 million ($23.2 million at Indiana Gas and $19.2 million at SIGECO).  The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.5 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2013 and December 31, 2012, approximately $5.2 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

11.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,208.5	$1,365.9	$1,208.4	$1,372.6
Short-term borrowings	27.1	27.1	116.7	116.7
Cash & cash equivalents	9.8	9.8	13.3	13.3

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

12.	Impact of Recently Issued Accounting Principles

Offsetting Assets and Liabilities
In January 2013, the FASB issued new accounting guidance on disclosures of offsetting assets and liabilities. This guidance amends prior requirements to add clarification to the scope of the offsetting disclosures. The amendment clarifies that the scope applies to derivative instruments accounted for in accordance with reporting topics on derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with US GAAP or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013 and interim periods within annual periods. The Company adopted this guidance as of January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

Accumulated Other Comprehensive Income (AOCI)
In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  The Company adopted this guidance as of January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Revenues
Gas Utility Services	$315.9	$292.3
Electric Utility Services	149.5	139.4
Other Operations	9.5	9.9
Eliminations	(9.4)	(9.5)
Total revenues	$465.5	$432.1
Profitability Measure - Net Income (Loss)
Gas Utility Services	$38.1	$37.5
Electric Utility Services	14.6	15.6
Other Operations	2.4	2.9
Total net income	$55.1	$56.0

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

Indiana Gas provides energy delivery services to approximately 575,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west central Ohio.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2012 annual report filed on Form 10-K.

In 2013, Utility Holding's first quarter earnings were $55.1 million, compared to $56.0 million in 2012. The modest quarter over quarter decrease is primarily the result of the unfavorable timing of operating expenses, which was partially offset by the impacts of favorable first quarter weather compared to the prior year.

Gas Utility Services
Gas Utility Services earned $38.1 million during the three months ended March 31, 2013, compared to earnings of $37.5 million in the first quarter of 2012. Results in 2013 have been impacted by small customer growth and increased large customer margin, which was offset by the timing of operating expenses. Year-over-year results continue to be favorably impacted by returns earned on increased investment in bare steel and cast iron pipe replacements, particularly in Ohio.

Electric Utility Services
The Electric Utility Services first quarter 2013 earnings were $14.6 million, compared to $15.6 million in the first quarter of 2012. Management estimates the impact of weather on retail electric margin, compared to normal temperatures, to be approximately $0.3 million favorable in the first quarter of 2013. This compares to the first quarter of 2012 where management estimated a $3.6 million unfavorable impact on margin compared to normal. The increased earnings were more than offset by lower small customer margin resulting from conservation initiatives, net of lost margin recovery, and increased operating expenses primarily associated with generation related variable production costs.

Other Utility Operations
Year to date in 2013, earnings from other utility operations were $2.4 million, compared to $2.9 million in 2012.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Gas utility revenues	$315.9	$292.3
Cost of gas sold	157.2	137.1
Total gas utility margin	$158.7	$155.2
Margin attributed to:
Residential & commercial customers	$120.5	$117.8
Industrial customers	17.3	15.8
Other	3.0	3.4
Regulatory expense recovery mechanisms	17.9	18.2
Total gas utility margin	$158.7	$155.2
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	$55.1	$40.8
Industrial customers	31.0	27.8
Total sold & transported volumes	$86.1	$68.6

Gas Utility margins were $158.7 million for the three months ended March 31, 2013, and compared to 2012, increased $3.5 million. Excluding the impact of regulatory expense recovery mechanisms, small customer margins increased $2.7 million compared to the first quarter of 2012. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 107 percent of normal in Ohio during 2013, compared to 82 percent of normal in Ohio during 2012, had a favorable impact to small customer margin of approximately $0.7 million. Growth in residential and commercial customers favorably impacted small customer margins by approximately $1.0 million. Finally, margin related to investments in infrastructure in Ohio increased margin $1.0 million compared to the first quarter of 2012. Large customer margins increased $1.5 million on increasing volumes.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Electric utility revenues	$149.5	$139.4
Cost of fuel & purchased power	50.2	44.7
Total electric utility margin	$99.3	$94.7
Margin attributed to:
Residential & commercial customers	$60.7	$57.7
Industrial customers	26.1	26.6
Other customers	0.8	0.8
Regulatory expense recovery mechanisms	2.5	0.7
Subtotal: retail	$90.1	$85.8
Wholesale power & transmission system margin	9.2	8.9
Total electric utility margin	$99.3	$94.7
Electric volumes sold in GWh attributed to:
Residential & commercial customers	671.3	631.1
Industrial customers	659.3	681.7
Other customers	5.8	5.9
Total retail volumes sold	1,336.4	1,318.7

Retail
Electric retail utility margins were $90.1 million for the three months ended March 31, 2013, and compared to 2012, increased by $4.3 million. Excluding the impact of regulatory expense recovery mechanisms, small customer margins increased by $3.0 million. Electric results are not protected by weather mechanisms, which resulted in a $3.9 million increase in small customer margin as heating degree days in the first quarter of 2013 were 101 percent of normal compared to only 71 percent of normal in 2012. This is offset partially by $0.8 million of small customer declines resulting from conservation beyond approved lost margin recovery mechanisms. Large customer margins declined from 2012 by $0.5 million on decreasing volumes. Margin from regulatory expense recovery mechanisms increased $1.8 million from 2012, driven by increased operating expenses associated with the electric state-mandated conservation programs. This is offset by a corresponding increase in operating expenses when compared to 2012.

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

	Three Months Ended
	March 31,
(In millions)	2013	2012
Transmission system sales	$6.6	$5.9
Off-system sales	2.6	3.0
Total wholesale margin	$9.2	$8.9

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $6.6 million and $5.9 million during the three months ended March 31, 2013 and 2012, respectively. Increases are primarily due to increased investment in qualifying projects. As of December 31, 2012, the Company had invested $155 million in qualifying projects. These projects include an interstate 345 Kv transmission line that connects Vectren’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance, and operating expenses are also recovered. The 345 Kv project is the largest of these qualifying projects, with a cost of $107 million that earned the FERC approved equity rate of return while under construction. The last segment of that project was placed into service in December 2012.

For the three months ended March 31, 2013, margin from off-system sales was $2.6 million, compared to $3.0 million for the three months ended March 31, 2012. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing.

Operating Expenses

Other Operating
For the three months ended March 31, 2013 other operating expenses were $86.8 million, an increase of $6.9 million, compared to 2012. The increased expenses result primarily from the timing of power supply operating costs associated with generation related variable production costs. For the full year 2013, the Company expects to be on track to meet its annual goal of flat operating expenses, driven largely by continued focus on performance management initiatives.

Taxes Other Than Income Taxes
Taxes other than income taxes were $17.5 million for the quarter, an increase of $1.6 million compared to the prior year quarter. The increase is primarily due to higher usage taxes associated with higher gas and fuel costs due to increased volumes. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

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

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $85 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.2 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company will make a filing in May 2013 proposing to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. Once such application is approved, the legislation authorizes a deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law. The order provided for the deferral of depreciation, debt-related post in service carrying costs, and property taxes for its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. The Company will file annually for the accounting treatment described above for its annual capital expenditure program.

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

Indiana Senate Bill 560

In April 2013, Senate Bill 560 was signed into law.  This legislation, which supplements Senate Bill 251 described above which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.  The new law also provides for the use of test years in base rate cases that can include twelve month future periods beginning up to 24 months beyond the petition date.  To the extent new rates are not approved within 300 days of filing the case-in-chief, or in limited cases within 360 days, 50 percent of the proposed rate increase may be implemented, subject to refund. The Company is currently evaluating the impact that these legislative actions, both Senate Bill 251 and 560, may have on its operations in future periods.

Vectren North Pipeline Safety Investigation

On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. Testimony was filed by the Company in April 2013, with subsequent filings by the other parties scheduled for May 2013. A hearing has been scheduled for July 2013 and an order is expected in 2013.

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

Air Quality

Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

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

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  While the Company has not yet quantified what the additional costs may be associated with these efforts, because the compliance is required by government regulation the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of ALCOA, own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

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

Under the Clean Water Act, EPA sets technology-based guidelines for water discharges from new and existing facilities. EPA is currently in the process of revising the existing steam electric effluent limitation guidelines that set the technology-based water discharge limits for the electric power industry. EPA is focusing its rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations. The EPA released proposed rules on April 19, 2013 and the Company is reviewing the proposal. At this time, it is not possible to estimate what potential costs may be required to meet these new water discharge limits, however costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

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

The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards for greenhouse gases for new electric generating facilities under Clean Air Act Section 111(b). EPA missed its deadline for finalization of the new source rule in April, and has indicated that it will finalize the new source rule within the next 18 months. Upon finalization of the new source rule, the EPA intends to propose New Source Performance Standards for greenhouse gases for existing electric generating units under Section 111(d), which would be applicable to the Company's existing units. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $42.4 million ($23.2 million at Indiana Gas and $19.2 million at SIGECO).  The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.5 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2013 and December 31, 2012, approximately $5.2 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

Impact of Recently Issued Accounting Guidance

Offsetting Assets and Liabilities
In January 2013, the FASB issued new accounting guidance on disclosures of offsetting assets and liabilities. This guidance amends prior requirements to add clarification to the scope of the offsetting disclosures. The amendment clarifies that the scope applies to derivative instruments accounted for in accordance with reporting topics on derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with US GAAP or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013 and interim periods within annual periods. The Company adopted this guidance as of January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

Accumulated Other Comprehensive Income (AOCI)
In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  The Company adopted this guidance as of January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt, inclusive of current maturities, with a par value of $821 million and short-term obligations totaling $27 million were outstanding at March 31, 2013.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at March 31, 2013, approximates $387 million.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2013, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 54 percent of long-term capitalization at both March 31, 2013 and December 31, 2012.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2013, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so.  Given the Company's intent to maintain a balanced long-term capitalization ratio, it anticipates funding future capital expenditures and dividends principally through internally generated funds, which have been enhanced by bonus depreciation legislation, and refinancing maturing debt using the capital markets. However, the resources required for capital investment remain uncertain for a variety of factors including pending legislative and regulatory initiatives involving gas pipeline infrastructure replacement; and expanded EPA regulations for air, water, and fly ash.  These regulations may result in the need to raise additional capital in the coming years. The timing and amount of such investments depends on a variety of factors, including available liquidity.  Specifically for 2013, the Company plans to access the capital markets to refinance debt maturities or debt that is callable. The Company currently has firm commitments for a debt issuance totaling $125 million and recently began redeeming and reissuing tax-exempt debt at SIGECO. These transactions are more fully described below.

On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes of VUHI due in 2039. This debt will be refinanced with proceeds from a private placement note purchase agreement with a delayed draw feature entered into on December 20, 2012 by Utility Holdings and institutional investors. It provides for the following tranches of notes:  (i) $45 million 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes will be unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about June 5, 2013. As of March 31, 2013, the $121.6 million was classified as Current maturities of long-term debt.

In April 2013, approximately $89 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. In May 2013, an additional $22 million of SIGECO's tax-exempt long-term debt will be redeemed at par plus accrued interest pursuant to notice provided to the holders thereof. In April 2013, $111 million of new SIGECO tax-exempt debt was issued to refund this debt. Approximately $62 million of this debt was issued at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining $49 million of the called debt will be held by Utility Holdings and will be remarketed at a future date. As of March 31, 2013, the $111 million of SIGECO tax-exempt debt remained classified as long-term.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2013, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $323 million was available at March 31, 2013.  This short-term borrowing facility is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2013	2012
Quarter End
Balance Outstanding	$27.1	$49.7
Weighted Average Interest Rate	0.36%	0.43%
Quarterly Average
Balance Outstanding	$63.1	$113.4
Weighted Average Interest Rate	0.38%	0.49%
Maximum Month End Balance Outstanding	$75.1	$214.2

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $243 million for the remainder of 2013.

Pension Funding Obligations
Vectren's management currently estimates contributing approximately $10 million to qualified pension plans in 2013. A portion of this funding will be from Utility Holdings and occurs through a routine cash settlement process with its parent.

Other Letters of Credit
As of March 31, 2013, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at March 31, 2013.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $161.3 million and $181.5 million during the three months ended March 31, 2013 and 2012, respectively.  The decrease is due to changes in working capital associated with increased sales during 2013 driven primarily by weather impacts. This decrease was partially offset by increased volumetric recoveries of Regulatory assets associated with weather that was colder than the prior year and reduced cash needs for payments related to environmental remediation matters, compared to the prior year.

Financing Cash Flow
Net cash flow required for financing activities was $114.4 million and $117.1 million during the three months ended March 31, 2013 and 2012, respectively.  Financing activity in 2013 and 2012 primarily reflects the payment of dividends, repayment of short-term borrowings and a $100 million debt issuance by Utility Holdings during 2012.

Investing Cash Flow
Cash flow required for investing activities was $50.4 million and $64.9 million during the three months ended March 31, 2013 and 2012, respectively.  The decreased cash required for investing activities during the current year period reflects a decrease in the level of cash required for capital expenditures.  Mild weather during the first quarter of 2012 allowed for greater capital expenditures for bare steel/cast iron projects and planned power supply outages, compared to the first quarter of 2013.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2012 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2012 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 14, 2013	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)