Form 10-Q
period 2013-06-30
VECTREN UTILITY HOLDINGS INC
filed 2013-08-09
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2013
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash & cash equivalents	$3.9	$13.3
Accounts receivable - less reserves of $5.8 & $5.0, respectively	72.9	81.8
Receivables due from other Vectren companies	6.9	—
Accrued unbilled revenues	35.7	93.6
Inventories	91.7	114.0
Recoverable fuel & natural gas costs	18.6	25.3
Prepayments & other current assets	45.8	52.3
Total current assets	275.6	380.3
Utility Plant
Original cost	5,265.0	5,176.8
Less: accumulated depreciation & amortization	2,104.4	2,057.2
Net utility plant	3,160.6	3,119.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	33.5	32.6
Nonutility plant - net	142.1	146.9
Goodwill - net	205.0	205.0
Regulatory assets	126.9	126.5
Other assets	29.4	35.7
TOTAL ASSETS	$3,973.3	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$67.1	$121.0
Accounts payable to affiliated companies	—	29.7
Payables to other Vectren companies	27.6	25.1
Accrued liabilities	122.2	139.3
Short-term borrowings	124.0	116.7
Current maturities of long-term debt	100.0	105.0
Total current liabilities	440.8	536.8

Long-Term Debt - Net of Current Maturities	1,057.8	1,103.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	600.4	578.5
Regulatory liabilities	376.4	364.2
Deferred credits & other liabilities	78.0	73.9
Total deferred credits & other liabilities	1,054.7	1,016.6
Commitments & Contingencies (Notes 8 - 10)
Common Shareholder's Equity
Common stock (no par value)	784.6	781.6
Retained earnings	635.1	608.4
Total common shareholder's equity	1,419.7	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,973.0	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES
Gas utility	$138.0	$116.0	$453.9	$408.3
Electric utility	154.7	149.3	304.2	288.7
Other	0.1	0.5	0.2	0.9
Total operating revenues	292.8	265.8	758.3	697.9
OPERATING EXPENSES
Cost of gas sold	50.7	31.8	207.9	168.9
Cost of fuel & purchased power	53.9	47.0	104.1	91.7
Other operating	76.1	77.8	162.9	157.7
Depreciation & amortization	48.7	47.8	97.1	96.4
Taxes other than income taxes	12.2	11.6	29.7	27.5
Total operating expenses	241.6	216.0	601.7	542.2
OPERATING INCOME	51.2	49.8	156.6	155.7
Other income - net	3.0	0.7	4.8	2.9
Interest expense	15.7	18.0	33.6	35.7
INCOME BEFORE INCOME TAXES	38.5	32.5	127.8	122.9
Income taxes	14.3	12.4	48.5	46.8
NET INCOME	$24.2	$20.1	$79.3	$76.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79.3	$76.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	97.1	96.4
Deferred income taxes & investment tax credits	16.5	21.9
Expense portion of pension & postretirement periodic benefit cost	2.7	2.5
Provision for uncollectible accounts	3.9	3.9
Other non-cash expense - net	2.9	4.7
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	56.1	90.7
Inventories	22.3	3.2
Recoverable/refundable fuel & natural gas costs	6.7	2.8
Prepayments & other current assets	6.7	29.6
Accounts payable, including to Vectren companies & affiliated companies	(88.0)	(67.2)
Accrued liabilities	(6.4)	(2.8)
Changes in noncurrent assets	(0.6)	0.2
Changes in noncurrent liabilities	(2.1)	(13.0)
Net cash provided by operating activities	197.1	249.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	122.3	99.5
Additional capital contribution	3.0	3.5
Requirements for:
Dividends to parent	(52.6)	(50.5)
Retirement of long-term debt	(175.7)	—
Other financing activities	—	—
Net change in short-term borrowings	7.3	(181.3)
Net cash used in financing activities	(95.7)	(128.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	2.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(110.9)	(124.1)
Other investments	—	(0.2)
Net cash used in investing activities	(110.8)	(122.1)
Net change in cash & cash equivalents	(9.4)	(1.9)
Cash & cash equivalents at beginning of period	13.3	6.0
Cash & cash equivalents at end of period	$3.9	$4.1

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

Indiana Gas provides energy delivery services to approximately 573,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $124 million is outstanding at June 30, 2013, and Utility Holdings’ has unsecured senior notes with a par value of $825 million outstanding at June 30, 2013.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of June 30, 2013 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$3.5	$0.4	$—	$3.9
Accounts receivable - less reserves	72.9	—	—	72.9
Intercompany receivables	1.7	192.5	(194.2)	—
Receivables due from other Vectren companies	—	6.9	—	6.9
Accrued unbilled revenues	35.7	—	—	35.7
Inventories	91.8	(0.1)	—	91.7
Recoverable fuel & natural gas costs	18.6	—	—	18.6
Prepayments & other current assets	41.5	76.4	(72.1)	45.8
Total current assets	265.7	276.1	(266.3)	275.5
Utility Plant
Original cost	5,265.0	—	—	5,265.0
Less: accumulated depreciation & amortization	2,104.4	—	—	2,104.4
Net utility plant	3,160.6	—	—	3,160.6
Investments in consolidated subsidiaries	—	1,364.7	(1,364.7)	—
Notes receivable from consolidated subsidiaries	—	572.1	(572.1)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	28.9	4.6	—	33.5
Nonutility property - net	2.4	139.7	—	142.1
Goodwill - net	205.0	—	—	205.0
Regulatory assets	104.5	22.4	—	126.9
Other assets	35.3	1.3	(7.2)	29.4
TOTAL ASSETS	$3,802.6	$2,380.9	$(2,210.3)	$3,973.2

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$62.7	$4.4	$—	$67.1
Intercompany payables	10.6	—	(10.6)	—
Payables to other Vectren companies	25.6	2.0	—	27.6
Accrued liabilities	132.4	12.8	(23.0)	122.2
Short-term borrowings	—	124.0	—	124.0
Intercompany short-term borrowings	183.6	—	(183.6)	—
Current maturities of long-term debt	—	100.0	—	100.0
Total current liabilities	414.9	243.2	(217.2)	440.9
Long-Term Debt
Long-term debt - net of current maturities	382.3	724.6	(49.1)	1,057.8
Long-term debt due to VUHI	572.1	—	(572.1)	—
Total long-term debt - net	954.4	724.6	(621.2)	1,057.8
Deferred Income Taxes & Other Liabilities
Deferred income taxes	610.9	(10.5)	—	600.4
Regulatory liabilities	374.7	1.7	—	376.4
Deferred credits & other liabilities	83.0	2.2	(7.2)	78.0
Total deferred credits & other liabilities	1,068.6	(6.6)	(7.2)	1,054.8
Common Shareholder's Equity
Common stock (no par value)	797.8	784.6	(797.8)	784.6
Retained earnings	566.9	635.1	(566.9)	635.1
Total common shareholder's equity	1,364.7	1,419.7	(1,364.7)	1,419.7
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,802.6	$2,380.9	$(2,210.3)	$3,973.2

Condensed Consolidating Balance Sheet as of December 31, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$12.5	$0.8	$—	$13.3
Accounts receivable - less reserves	81.8	—	—	81.8
Intercompany receivables	—	145.1	(145.1)	—
Accrued unbilled revenues	93.6	—	—	93.6
Inventories	114.0	—	—	114.0
Recoverable fuel & natural gas costs	25.3	—	—	25.3
Prepayments & other current assets	52.0	5.8	(5.5)	52.3
Total current assets	379.2	151.7	(150.6)	380.3
Utility Plant
Original cost	5,176.6	0.2	—	5,176.8
Less: accumulated depreciation & amortization	2,057.2	—	—	2,057.2
Net utility plant	3,119.4	0.2	—	3,119.6
Investments in consolidated subsidiaries	—	1,329.2	(1,329.2)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.8	4.8	—	32.6
Nonutility property - net	2.6	144.3	—	146.9
Goodwill - net	205.0	—	—	205.0
Regulatory assets	104.1	22.4	—	126.5
Other assets	40.4	1.7	(6.4)	35.7
TOTAL ASSETS	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$114.8	$6.2	$—	$121.0
Accounts payable to affiliated companies	29.7	—	—	29.7
Intercompany payables	10.6	—	(10.6)	—
Payables to other Vectren companies	25.1	—	—	25.1
Accrued liabilities	131.3	13.5	(5.5)	139.3
Short-term borrowings	—	116.7	—	116.7
Intercompany short-term borrowings	134.5	—	(134.5)	—
Current maturities of long-term debt	5.0	100.0	—	105.0
Total current liabilities	451.0	236.4	(150.6)	536.8
Long-Term Debt
Long-term debt - net of current maturities	382.3	721.1	—	1,103.4
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.0	721.1	(679.7)	1,103.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	595.4	(16.9)	—	578.5
Regulatory liabilities	362.2	2.0	—	364.2
Deferred credits & other liabilities	78.9	1.4	(6.4)	73.9
Total deferred credits & other liabilities	1,036.5	(13.5)	(6.4)	1,016.6
Common Shareholder's Equity
Common stock (no par value)	787.8	781.6	(787.8)	781.6
Retained earnings	541.4	608.4	(541.4)	608.4
Total common shareholder's equity	1,329.2	1,390.0	(1,329.2)	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

Condensed Consolidating Statement of Income for the three months ended June 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$138.0	$—	$—	$138.0
Electric utility	154.7	—	—	154.7
Other	—	9.5	(9.4)	0.1
Total operating revenues	292.7	9.5	(9.4)	292.8
OPERATING EXPENSES
Cost of gas sold	50.7	—	—	50.7
Cost of fuel & purchased power	53.9	—	—	53.9
Other operating	85.2	—	(9.1)	76.1
Depreciation & amortization	43.3	5.3	0.1	48.7
Taxes other than income taxes	11.8	0.4	—	12.2
Total operating expenses	244.9	5.7	(9.0)	241.6
OPERATING INCOME	47.8	3.8	(0.4)	51.2
Other income - net	1.8	9.1	(7.9)	3.0
Interest expense	13.8	10.2	(8.3)	15.7
INCOME BEFORE INCOME TAXES	35.8	2.7	—	38.5
Income taxes	14.0	0.3	—	14.3
Equity in earnings of consolidated companies, net of tax	—	21.8	(21.8)	—
NET INCOME	$21.8	$24.2	$(21.8)	$24.2

Condensed Consolidating Statement of Income for the three months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$116.0	$—	$—	$116.0
Electric utility	149.3	—	—	149.3
Other	—	10.0	(9.5)	0.5
Total operating revenues	265.3	10.0	(9.5)	265.8
OPERATING EXPENSES
Cost of gas sold	31.8	—	—	31.8
Cost of fuel & purchased power	47.0	—	—	47.0
Other operating	86.3	0.5	(9.0)	77.8
Depreciation & amortization	42.1	5.6	0.1	47.8
Taxes other than income taxes	11.2	0.3	0.1	11.6
Total operating expenses	218.4	6.4	(8.8)	216.0
OPERATING INCOME	46.9	3.6	(0.7)	49.8
Other income - net	0.2	9.9	(9.4)	0.7
Interest expense	16.4	11.7	(10.1)	18.0
INCOME BEFORE INCOME TAXES	30.7	1.8	—	32.5
Income taxes	12.2	0.2	—	12.4
Equity in earnings of consolidated companies, net of tax	—	18.5	(18.5)	—
NET INCOME	$18.5	$20.1	$(18.5)	$20.1

Condensed Consolidating Statement of Income for the six months ended June 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	453.9	—	—	453.9
Electric utility	304.2	—	—	304.2
Other	—	19.0	(18.8)	0.2
Total operating revenues	758.1	19.0	(18.8)	758.3
OPERATING EXPENSES
Cost of gas sold	207.9	—	—	207.9
Cost of fuel & purchased power	104.1	—	—	104.1
Other operating	181.2	—	(18.3)	162.9
Depreciation & amortization	86.4	10.5	0.2	97.1
Taxes other than income taxes	28.9	0.8	—	29.7
Total operating expenses	608.5	11.3	(18.1)	601.7
OPERATING INCOME	149.6	7.7	(0.7)	156.6
Other income - net	3.7	18.8	(17.7)	4.8
Interest expense	30.0	22.0	(18.4)	33.6
INCOME BEFORE INCOME TAXES	123.3	4.5	—	127.8
Income taxes	48.8	(0.3)	—	48.5
Equity in earnings of consolidated companies, net of tax	—	74.5	(74.5)	—
NET INCOME	74.5	79.3	(74.5)	79.3

Condensed Consolidating Statement of Income for the six months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	408.3	—	—	408.3
Electric utility	288.7	—	—	288.7
Other	—	19.9	(19.0)	0.9
Total operating revenues	697.0	19.9	(19.0)	697.9
OPERATING EXPENSES
Cost of gas sold	168.9	—	—	168.9
Cost of fuel & purchased power	91.7	—	—	91.7
Other operating	175.9	0.5	(18.7)	157.7
Depreciation & amortization	83.8	12.4	0.2	96.4
Taxes other than income taxes	26.7	0.7	0.1	27.5
Total operating expenses	547.0	13.6	(18.4)	542.2
OPERATING INCOME	150.0	6.3	(0.6)	155.7
Other income - net	2.2	20.5	(19.8)	2.9
Interest expense	32.9	23.2	(20.4)	35.7
INCOME BEFORE INCOME TAXES	119.3	3.6	—	122.9
Income taxes	47.7	(0.9)	—	46.8
Equity in earnings of consolidated companies, net of tax	—	71.6	(71.6)	—
NET INCOME	71.6	76.1	(71.6)	76.1

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$199.1	$(2.0)	$—	$197.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs	60.0	124.4	(62.1)	122.3
Additional capital contribution from parent	10.0	3.0	(10.0)	3.0
Requirements for:
Dividends to parent	(49.0)	(52.6)	49.0	(52.6)
Retirement of long term debt	(174.8)	(121.6)	120.7	(175.7)
Net change in intercompany short-term borrowings	49.0	—	(49.0)	—
Net change in short-term borrowings	—	7.3	—	7.3
Net cash used in financing activities	(104.8)	(39.5)	48.6	(95.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	49.0	(49.0)	—
Other investing activities	—	0.1	—	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(103.3)	(7.6)	—	(110.9)
Consolidated subsidiary investments	—	(10.0)	10.0	—
Net change in long-term intercompany notes receivable	—	58.6	(58.6)	—
Net change in short-term intercompany notes receivable	—	(49.0)	49.0	—
Net cash used in investing activities	(103.3)	41.1	(48.6)	(110.8)
Net change in cash & cash equivalents	(9.0)	(0.4)	—	(9.4)
Cash & cash equivalents at beginning of period	12.5	0.8	—	13.3
Cash & cash equivalents at end of period	$3.5	$0.4	$—	$3.9

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$233.3	$15.7	$—	$249.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution to parent	3.5	3.5	(3.5)	3.5
Long-term debt, net of issuance costs	—	99.5	—	99.5
Requirements for dividends to parent	(47.2)	(50.5)	47.2	(50.5)
Net change in intercompany short-term borrowings	(52.9)	17.7	35.2	—
Net change in short-term borrowings	—	(181.3)	—	(181.3)
Net cash used in financing activities	(96.6)	(111.1)	78.9	(128.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	47.2	(47.2)	—
Other investing activities	—	2.2	—	2.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(121.4)	(2.7)	—	(124.1)
Consolidated subsidiary investments	—	(3.5)	3.5	—
Other investing activities	(0.2)	—	—	(0.2)
Net change in short-term intercompany notes receivable	(17.7)	52.9	(35.2)	—
Net cash used in investing activities	(139.3)	96.1	(78.9)	(122.1)
Net change in cash & cash equivalents	(2.6)	0.7	—	(1.9)
Cash & cash equivalents at beginning of period	5.3	0.7	—	6.0
Cash & cash equivalents at end of period	$2.7	$1.4	$—	$4.1

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.4 million and $5.0 million in the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, these taxes totaled $16.1 million and $14.3 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Supplemental Cash Flow Information

As of June 30, 2013 and December 31, 2012, the Company has accruals related to utility and nonutility plant purchases totaling approximately $9.2 million and $7.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc. (Vectren Fuels)
Vectren Fuels, a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended June 30, 2013 and 2012 totaled $31.7 million and $33.3 million, respectively, and for the six months ended June 30, 2013 and 2012 totaled $51.6 million and $58.2 million, respectively.  Amounts owed to Vectren Fuels at June 30, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Miller Pipeline, LLC (Miller)
Miller, a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Utility Holdings’ utilities.  Fees incurred by Utility Holdings and its subsidiaries totaled $12.8 million and $11.5 million for the three months ended June 30, 2013 and 2012, respectively, and for the six months ended June 30, 2013 and 2012 totaled $23.2 million and $19.6 million, respectively.  Amounts owed to Miller at June 30, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Minnesota Limited, LLC (Minnesota Limited)
Minnesota Limited, a wholly owned subsidiary of Vectren, provides transmission pipeline construction and maintenance; pump station, compressor station, terminal and refinery construction; and hydrostatic testing to customers generally in the northern Midwest region. Minnesota Limited's customers include Utility Holdings' utilities. Fees incurred by Utility Holdings and its subsidiaries were insignificant for the three months and six months ended June 30, 2013 and 2012.

ProLiance Holdings, LLC (ProLiance)
Vectren has an investment in ProLiance, a nonutility affiliate of Vectren and Citizens Energy Group (Citizens). On June 18, 2013, ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC (ProLiance Energy). ProLiance Energy provided services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance Energy’s customers included, among others, Vectren’s Indiana utilities as well as Citizens’ utilities.

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2013 and 2012 totaled $92.9 million and $50.2 million, respectively and for the six months ended June 30, 2013 and 2012 totaled $200.5 million and $129.7 million, respectively.  The Company did not have any amounts owed to ProLiance for those purchases at June 30, 2013 and amounts owed to ProLiance at December 31, 2012 were $29.7 million and are included in Accounts payable to affiliated companies in the Condensed Consolidated Balance Sheets.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company. These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For each of the three months ended June 30, 2013 and 2012, Utility Holdings received corporate allocations totaling $11.4 million. For the six months ending June 30, 2013 and 2012, Utility Holdings received corporate allocations totaling $26.3 million and $23.9 million, respectively.

The Company does not have share-based compensation plans and pension and other postretirement plans separate from Vectren and allocated costs include participation in Vectren's plans.  The allocation methodology for retirement costs is consistent with FASB guidance related to “multiemployer” benefit accounting.

7.	Financing Activities

SIGECO 2013 Debt Refund and Reissuance
During the second quarter of 2013, approximately $111 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. Approximately $62 million of tax-exempt long-term debt was reissued on April 26, 2013 at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining approximately $49 million of the called debt is held by Utility Holdings and planned for remarketing in the third quarter of 2013, and is treated as extinguished in the consolidated financial statements as of June 30, 2013.

Utility Holdings Debt Transactions
On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012 with a delayed draw feature. It provides for the following tranches of notes:  (i) $45 million 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes are unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

On July 25, 2013, VUHI announced that it priced $150 million 10-year senior unsecured notes. The notes were sold to various institutional investors through the private placement market and included a delayed draw feature. VUHI will issue $150 million of 3.72 percent senior notes due December 5, 2023. The proceeds received from the issuance of the senior notes will be used to refinance $100 million of existing 5.25 percent senior notes that mature August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature. As of June 30, 2013 the $100 million was classified as Current maturities of long-term debt.

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

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
The Company monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $94 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.9 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed in July 2013 a notice that it will request to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 31, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. The Company will file annually for the accounting treatment described above for its annual capital expenditure program. Included in the notice filed in July 2013, the Company indicated an application will be filed in the near term seeking authority to expand the DRR to include recovery of other infrastructure investments to improve the reliability of its system.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. Such deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

Pipeline Safety Law
On January 3, 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Law) was signed into law. The Pipeline Safety Law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability, and environmental protection in the transportation of energy products by pipeline. The law increases federal enforcement authority; grants the federal government expanded authority over pipeline safety; provides for new safety regulations and standards; and authorizes or requires the completion of several pipeline safety-related studies. The DOT is required to promulgate a number of new regulatory requirements over the next two years. Those regulations may eventually lead to further regulatory or statutory requirements.

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

Vectren North Pipeline Safety Investigation
On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. The Company submitted testimony in the case in April 2013. A hearing will be conducted in November 2013.

10.	Environmental Matters

Indiana Senate Bill 251 is also applicable to federal environmental mandates impacting Vectren South's electric operations. The Company is currently evaluating the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently considering involving air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA's response to the US Court of Appeals for the District of Columbia's (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court's finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR's implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Conclusions Regarding Air Regulations
To comply with Indiana's implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Generating Corporation (AGC), a subsidiary of ALCOA (the Company's portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO's new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO's coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company's NOx and SO2 allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.  Based on the Company's understanding of the New Source Review reform in effect when the equipment was installed, it is the Company's position that its SCR project was exempted from such requirements.

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  The Company has not yet quantified what the additional costs may be associated with these efforts. However, as the compliance is required by government regulation, the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and AGC own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company's facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

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

Coal Ash Waste Disposal & Ash Ponds
In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company's coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The alternatives include regulating coal combustion by-products that are not being beneficially reused as hazardous waste.  The EPA did not offer a preferred alternative, but took public comment on multiple alternative regulations.  Rules have not been finalized given oversight hearings, congressional interest, and other factors.

At this time, the majority of the Company's ash is being beneficially reused.  However, the alternatives proposed would require modification to, or closure of, existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases (GHG's) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward the EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.

The EPA has promulgated two GHG regulations that apply to the Company's generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under Clean Air Act Section 111(b). In July 2013, the President announced a Climate Action Plan, which calls on the EPA to re-propose and finalize the new source rule expeditiously, and by June 2014 propose, and by June 2015 finalize, NSPS standards for GHG's for existing electric generating units which would apply to Vectren's power plants. States must have their implementation plans to the EPA no later than June 2016. The President's Climate Action Plan did not provide any detail as to actual emission targets or compliance requirements. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company's fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO's service territory, all of which are currently enrolled in the IDEM's VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $42.4 million ($23.2 million at Indiana Gas and $19.2 million at SIGECO).  The estimated accrued costs are limited to the Company's share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.7 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company's utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

11.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,157.8	$1,259.1	$1,208.4	$1,372.6
Short-term borrowings	124.0	124.0	116.7	116.7
Cash & cash equivalents	3.9	3.9	13.3	13.3

For the balance sheet dates presented in these financial statements, the Company had no material assets or liabilities marked to fair value.

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

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition of this debt would not be expected to have a material effect on the Company's results of operations.

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

Accumulated Other Comprehensive Income (AOCI)
In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  As this guidance provides only disclosure requirements, the adoption of this standard did not impact the company's results of operations, cash flows or financial position.

Unrecognized Tax Benefit Presentation
In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will have no material impact on the Company's financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Revenues
Gas Utility Services	$138.0	$116.0	$453.9	$408.3
Electric Utility Services	154.7	149.3	304.2	288.7
Other Operations	142.0	10.0	151.5	19.9
Eliminations	(141.9)	(9.5)	(151.3)	(19.0)
Total revenues	$292.8	$265.8	$758.3	$697.9
Profitability Measure - Net Income (Loss)
Gas Utility Services	$2.9	$1.3	$41.0	$38.8
Electric Utility Services	18.9	17.2	33.5	32.8
Other Operations	2.4	1.6	4.8	4.5
Total net income	$24.2	$20.1	$79.3	$76.1

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

Indiana Gas provides energy delivery services to approximately 573,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio. The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2012 annual report filed on Form 10-K.

In the second quarter of 2013, Utility Holding's earnings were $24.2 million compared to $20.1 million in 2012. In the six months ended June 30, 2013, Utility Holdings' earned $79.3 million, compared to $76.1 million in 2012. The improved results in 2013 are primarily related to increased gas utility margins from small and large customers, return on electric transmission investment, and lower interest expense.

Gas Utility Services
During the second quarter of 2013, Gas Utility Services earnings were $2.9 million compared to earnings of $1.3 million in the second quarter of 2012. In the six months ended June 30, 2013, Gas Utility Services earned $41.0 million, compared to earnings of $38.8 million in 2012. Results in 2013 have been impacted by small customer growth and increased large customer margin. Results also continue to be favorably impacted by returns earned on increased investment in bare steel and cast iron pipe replacements, particularly in Ohio, and by lower interest expense.

Electric Utility Services
During the second quarter of 2013, Electric Utility Services earnings were $18.9 million, compared to $17.2 million in the second quarter of 2012. Electric Utility Services earned $33.5 million year to date in 2013, compared to earnings of $32.8 million for the six months ended June 30, 2012. The timing of power supply operating expenses favorably impacted second quarter results, and year to date operating expenses are relatively flat. In both the second quarter and year to date periods, results were favorable impacted by lower interest expense and increased return on transmission investment. These favorable impacts were somewhat offset by lower electric small customer margin resulting from conservation initiatives, net of lost margin recovery.

Other Utility Operations
In the second quarter of 2013, earnings from Other Utility operations were $2.4 million compared to $1.6 million in 2012. In the six months ended June 30, 2013, earnings from these operations were $4.8 million compared to $4.5 million in 2012.

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

In addition, the Company separately shows Regulatory expense recovery mechanisms within Gas utility margin and Electric utility margin.  These amounts represent dollar-for-dollar recovery of operating expenses. The Company utilizes these approved regulatory mechanisms to recover variations in operating expenses from the amounts reflected in base rates and are generally expenses that are subject to volatility.  For example, demand side management and conservation expenses for both the gas and electric utilities; MISO administrative expenses for the Company's electric operations; uncollectible expense associated with the Company's Ohio gas customers; and recoveries of state mandated revenue taxes in both Indiana and Ohio are included in these amounts. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Gas utility revenues	$138.0	$116.0	$453.9	$408.3
Cost of gas sold	50.7	31.8	207.9	168.9
Total gas utility margin	$87.3	$84.2	$246.0	$239.4
Margin attributed to:
Residential & commercial customers	$66.5	$64.9	$187.0	$182.7
Industrial customers	12.5	12.1	29.8	27.9
Other	2.4	2.0	5.4	5.4
Regulatory expense recovery mechanisms	5.9	5.2	23.8	23.4
Total gas utility margin	$87.3	$84.2	$246.0	$239.4
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	$12.0	$10.2	$67.1	$51.0
Industrial customers	25.1	24.3	56.1	52.1
Total sold & transported volumes	$37.1	$34.5	$123.2	$103.1

Gas Utility margins were $87.3 million and $246.0 million for the three and six months ended June 30, 2013, and compared to 2012 increased $3.1 million quarter over quarter and $6.6 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins increased $1.6 million quarter over quarter and $4.3 million year to date, compared to the prior year. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 103 percent of normal in Ohio and 101 percent of normal in Indiana during the six months ended June 30, 2013, compared to 82 percent of normal in Ohio and 70 percent of normal in Indiana during 2012, had only a small favorable impact to small customer margin of approximately $0.7 million. Growth in residential and commercial customers favorably impacted small customer margins by approximately $0.8 million for the quarter and $1.9 million for the year to date. In addition, margin related to investments in infrastructure in Ohio increased margin $0.8 million and $1.7 million in the quarter and year to date periods, respectively, compared to prior year. Large customer margins increased $0.4 million and $1.9 million in the quarter and year to date periods, respectively, compared to the prior year, on increasing volumes.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Electric utility revenues	$154.7	$149.3	$304.2	$288.7
Cost of fuel & purchased power	53.9	47.0	104.1	91.7
Total electric utility margin	$100.8	$102.3	$200.1	$197.0
Margin attributed to:
Residential & commercial customers	$60.5	$65.4	$121.2	$123.1
Industrial customers	27.8	28.0	53.9	54.6
Other customers	0.9	(0.3)	1.7	0.5
Regulatory expense recovery mechanisms	2.0	1.3	4.5	2.0
Subtotal: retail	$91.2	$94.4	$181.3	$180.2
Wholesale power & transmission system margin	9.6	7.9	18.8	16.8
Total electric utility margin	$100.8	$102.3	$200.1	$197.0
Electric volumes sold in GWh attributed to:
Residential & commercial customers	631.2	693.3	1,302.5	1,324.4
Industrial customers	698.0	713.4	1,357.3	1,395.1
Other customers	4.8	4.8	10.6	10.7
Total retail volumes sold	1,334.0	1,411.5	2,670.4	2,730.2

Retail
Electric retail utility margins were $91.2 million and $181.3 million for the three and six months ended June 30, 2013, and compared to 2012 decreased by $3.2 million in the quarter and increased $1.1 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins decreased by $4.9 million for the quarter and $1.9 million year to date compared to 2012. Electric results are not protected by weather mechanisms. Cooling degree days in the second quarter of 2013 were 107 percent of normal compared to 146 percent of normal in the second quarter of 2012, resulting in a $2.7 million decrease in small customer margin. For the year to date period, electric results were positively impacted by weather, resulting in a year to date increase of $1.2 million in small customer margins over the prior year. In addition, $2.3 million of the decline in small customer margin for the quarter and $3.1 million for the year to date were the result of conservation beyond approved lost margin recovery mechanisms. Large customer margins for the second quarter of 2013 declined $0.2 million from the prior year, and for 2013 year to date were down $0.7 million from 2012 on decreasing volumes. Other margin was higher in both the quarter and year to date periods due to refunds during 2012 resulting from statutory net operating income limits. Margin from regulatory expense recovery mechanisms increased $0.7 million for the second quarter and $2.5 million year to date from 2012, driven by increased operating expenses associated with the electric state-mandated conservation programs. This is offset by a corresponding increase in operating expenses when compared to 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Transmission system sales	$7.9	$7.2	$14.5	$13.1
Off-system sales	1.7	0.7	4.3	3.7
Total wholesale margin	$9.6	$7.9	$18.8	$16.8

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $14.5 million and $13.1 million during the six months ended June 30, 2013 and 2012, respectively. During the 2013 second quarter, transmission system margin was $7.9 million compared to $7.2 million for the same period in 2012. Increases are primarily due to increased investment in qualifying projects. As of June 30, 2013, the Company had invested $157 million in qualifying projects. These projects include an interstate 345 Kv transmission line that connects Vectren’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance, and operating expenses are also recovered. The 345 Kv project is the largest of these qualifying projects, with a cost of $107 million that earned the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the six months ended June 30, 2013, margin from off-system sales was $4.3 million, compared to $3.7 million for the six months ended June 30, 2012. In the second quarter of 2013, margin from off system sales was $1.7 million compared to $0.7 million in 2012. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing.

Operating Expenses

Other Operating
During the second quarter of 2013, other operating expenses decreased $1.7 million, partially related to the timing of power supply operating costs. For the six months ended June 30, 2013, other operating expenses were $162.9 million, an increase of $5.2 million, compared to 2012. Excluding pass through costs, other operating expenses increased $4.2 million year to date, compared to the same period in 2012, primarily associated with increased expense related to company stock price driven performance based compensation. For the full year 2013, the Company expects to be on track to meet its annual goal of generally flat operating expenses, driven largely by continued focus on performance management initiatives.

Depreciation & Amortization
In the second quarter of 2013, depreciation and amortization expense was $48.7 million, compared to $47.8 million in 2012. For the six months ended June 30, 2013, depreciation and amortization expense was $97.1 million, which represents an increase of $0.7 million compared to 2012. Both the year to date and quarter periods reflect increased plant placed into service.

Taxes Other Than Income Taxes
Taxes other than income taxes were $12.2 million for the second quarter of 2013, an increase of $0.6 million, compared to 2012. Year to date, taxes other than income taxes were $29.7 million compared to $27.5 million for the year to date period in 2012. The year to date increase of $2.2 million is primarily due to higher revenue taxes associated with higher gas costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Rate & Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement

The Company monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $94 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.9 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed in July 2013 a notice that it will request to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. The Company will file annually for the accounting treatment described above for its annual capital expenditure program. Included in the notice filed in July 2013, the Company indicated an application will be filed in the near term seeking authority to expand the DRR to include recovery of other infrastructure investments to improve the reliability of its system.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. Such deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

Pipeline Safety Law
On January 3, 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Law) was signed into law. The Pipeline Safety Law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability, and environmental protection in the transportation of energy products by pipeline. The law increases federal enforcement authority; grants the federal government expanded authority over pipeline safety; provides for new safety regulations and standards; and authorizes or requires the completion of several pipeline safety-related studies. The DOT is required to promulgate a number of new regulatory requirements over the next two years. Those regulations may eventually lead to further regulatory or statutory requirements.

The Company continues to study the impact of the Pipeline Safety Law and potential new regulations associated with its implementation. At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain. However, the law is expected to result in further investment in pipeline inspections, and where necessary, additional investments in pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company's natural gas distribution businesses. Operating expenses associated with expanded compliance requirements may grow by approximately $9 million annually, with $6 million attributable to the Indiana

Request for Recovery Under Regulatory Mechanisms
The Company plans to utilize the mechanisms described above to recover certain costs of federally mandated projects and other capital investment projects outside of base rate proceedings. The Company has filed a notice indicating an application will be filed in the near term seeking authority to extend the term of the DRR and expand the DRR to include for recovery of other infrastructure investments to improve the reliability of its system. The Company also expects to seek authority to recover appropriate costs using the mechanisms allowed under Senate Bill 251 and Senate Bill 560 in the latter half of 2013. Capital investments, associated with the Pipeline Safety Law, are expected to be significant and the Company expects to seek recovery in Indiana under Senate Bill 251 and Senate Bill 560, as applicable, and under Ohio House Bill 95, or other currently authorized recovery mechanisms, as soon as practical following the finalization of regulations and the completion of a compliance plan.

Vectren North Pipeline Safety Investigation

On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. The Company submitted testimony in the case in April 2013. A hearing will be conducted in November 2013.

Environmental Matters

Indiana Senate Bill 251 is also applicable to federal environmental mandates impacting Vectren South's electric operations. The Company is currently evaluating the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently considering involving air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

Air Quality

Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA's response to the US Court of Appeals for the District of Columbia's (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court's finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR's implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Conclusions Regarding Air Regulations
To comply with Indiana's implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Generating Corporation (AGC), a subsidiary of ALCOA (the Company's portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO's new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO's coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company's NOx and SO2 allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.  Based on the Company's understanding of the New Source Review reform in effect when the equipment was installed, it is the Company's position that its SCR project was exempted from such requirements.

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  The Company has not yet quantified what the additional costs may be associated with these efforts. However, as the compliance is required by government regulation, the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and AGC own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

Water

Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company's facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

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

Coal Ash Waste Disposal & Ash Ponds

In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company's coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The alternatives include regulating coal combustion by-products that are not being beneficially reused as hazardous waste.  The EPA did not offer a preferred alternative, but took public comment on multiple alternative regulations.  Rules have not been finalized given oversight hearings, congressional interest, and other factors.

At this time, the majority of the Company's ash is being beneficially reused.  However, the alternatives proposed would require modification to, or closure of, existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

Climate Change

In April 2007, the US Supreme Court determined that greenhouse gases (GHG's) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward the EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.

The EPA has promulgated two GHG regulations that apply to the Company's generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under Clean Air Act Section 111(b). In July 2013, the President announced a Climate Action Plan, which calls on the EPA to re-propose and finalize the new source rule expeditiously, and by June 2014 propose, and by June 2015 finalize, NSPS standards for GHG's for existing electric generating units which would apply to Vectren's power plants. States must have their implementation plans to the EPA no later than June 2016. The President's Climate Action Plan did not provide any detail as to actual emission targets or compliance requirements. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company's fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO's service territory, all of which are currently enrolled in the IDEM's VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $42.4 million ($23.2 million at Indiana Gas and $19.2 million at SIGECO).  The estimated accrued costs are limited to the Company's share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.7 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company's utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

Accumulated Other Comprehensive Income (AOCI)
In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company's results of operations, cash flows, or financial position.

Unrecognized Tax Benefit Presentation
In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will have no material impact on the Company's financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt, inclusive of current maturities, with a par value of $825 million and short-term obligations totaling $124 million were outstanding at June 30, 2013.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at June 30, 2013, approximates $382 million, inclusive of the $49 million on SIGECO's tax exempt long-term debt currently being held by Utility Holdings that is planned for remarketing in the third quarter of 2013.  Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2013, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  Standard and Poor's affirmed its rating of the Company on July 19, 2013. A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 55 percent of long-term capitalization at June 30, 2013 and 53 percent at December 31, 2012.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2013, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so.  Given the Company's intent to maintain a balanced long-term capitalization ratio, it anticipates funding future capital expenditures and dividends principally through internally generated funds, which have recently been enhanced by bonus depreciation legislation, and refinancing maturing or callable debt using the capital markets. However, the resources required for capital investment remain uncertain for a variety of factors including pending legislative and regulatory initiatives involving gas pipeline infrastructure replacement; and expanded EPA regulations for air, water, and fly ash.  These regulations may result in the need to raise additional capital in the coming years. The timing and amount of such investments depends on a variety of factors, including available liquidity.

Specifically for 2013, the Company has accessed and will continue to assess the capital markets to refinance debt maturities or debt that is callable. During the second quarter of 2013, approximately $111.0 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. Approximately $62 million of tax-exempt long-term debt was reissued on April 26,

2013 at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining approximately $49 million of the called debt is held by Utility Holdings and planned for remarketing in the third quarter of 2013, and is treated as extinguished in the consolidated financial statements as of June 30, 2013.

On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012, with a delayed draw feature. It provides for the following tranches of notes:  (i) $45 million 3.2 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes are unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

On July 25, 2013, VUHI announced that it priced $150 million 10-year senior unsecured notes. The notes were sold to various institutional investors through the private placement market and included a delayed draw feature. VUHI will issue $150 million of 3.72 percent senior notes due December 5, 2023. The proceeds received from the issuance of the senior notes will be used to refinance $100 million of existing 5.25 percent senior notes that mature August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature. As of June 30, 2013 the $100 million was classified as Current maturities of long-term debt.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2013, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $226 million was available at June 30, 2013.  This short-term borrowing facility is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2013	2012
Six Months Ended June 30
Balance Outstanding	$124.0	$61.5
Weighted Average Interest Rate	0.34%	0.46%
Six Months Ended June 30 Average
Balance Outstanding	$105.0	$72.4
Weighted Average Interest Rate	0.36%	0.49%
Maximum Month End Balance Outstanding	$174.8	$214.2

(In millions)	2013	2012
Quarterly Average - June 30
Balance Outstanding	$146.4	$31.5
Weighted Average Interest Rate	0.35%	0.46%
Maximum Month End Balance Outstanding	$174.8	$214.2

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $172 million for the remainder of 2013.

Pension Funding Obligations
Vectren's management currently estimates contributing approximately $10 million to qualified pension plans in 2013. A portion of this funding will be from Utility Holdings and occurs through a routine cash settlement process with its parent.

Other Letters of Credit
As of June 30, 2013, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at June 30, 2013.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $197.1 million and $249.0 million during the six months ended June 30, 2013 and 2012, respectively.  The decrease is primarily due to lower cash flows from working capital of $58.9 million.

Financing Cash Flow
Net cash flow required for financing activities was $95.7 million and $128.8 million during the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash required for financing activities reflects the recent debt refinancing activity and greater reliance on short-term borrowings, until long-term debt is issued later in the year. Financing activity in both periods presented reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $110.8 million and $122.1 million during the six months ended June 30, 2013 and 2012, respectively.  The decreased cash required for investing activities during the current year period reflects the timing of capital expenditures year over year.

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

•
The performance of projects undertaken by Vectren’s nonutility businesses and the success of efforts to realize value from, invest in and develop new opportunities, including but not limited to, Vectren’s infrastructure services, energy services, coal mining, and remaining energy marketing businesses and/or assets.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

Not Applicable

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

12 Ratio of Earnings to Fixed Charges

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32 Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101 Interactive Data File.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Labels Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 9, 2013	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President, Finance and Assistant Treasurer
(Principal Accounting Officer)