Form 10-Q/A
period 2013-06-30
VECTREN UTILITY HOLDINGS INC
filed 2013-08-12
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT #1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to correct errors in Item 1 of Part 1, and the related Exhibit 101, that occurred during the third-party managed EDGAR conversion process for the Quarterly Report on Form 10-Q of Vectren Utility Holdings, Inc. (the “Company”) for the quarter ended June 30, 2013, which was filed on August 9, 2013 (the “Original Filing”). None of the remaining items included in the Original Filing has been amended, but we have repeated these remaining items in this Amendment solely for the reader’s convenience. This Amendment is presented as of the date of the Original Filing and does not purport to otherwise update the Original Filing or to discuss any developments subsequent to the filing of the Original Filing. All references to Form 10-Q that follow, including, without limiting the foregoing, exhibits filed pursuant to Items 601(b)(31) and 601(b)(32) of Regulation S-K, are intended to refer to the Amendment.

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MISO: Midcontinent Independent System Operator (formerly Midwest Independent System Operator)
EPA: Environmental Protection Agency	MMBTU: millions of British thermal units
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms	XBRL: eXtensible Business Reporting Language

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Utility Holdings, Inc. and Subsidiary Companies
	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Income	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
3	Quantitative and Qualitative Disclosures About Market Risk	36
4	Controls and Procedures	36

	PART II. OTHER INFORMATION
1	Legal Proceedings	36
1A	Risk Factors	37
2	Unregistered Sales of Equity Securities and Use of Proceeds	37
3	Defaults Upon Senior Securities	37
4	Mine Safety Disclosures	37
5	Other Information	37
6	Exhibits	38
	Signatures	39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash & cash equivalents	$3.9	$13.3
Accounts receivable - less reserves of $5.8 & $5.0, respectively	72.9	81.8
Receivables due from other Vectren companies	6.9	—
Accrued unbilled revenues	35.7	93.6
Inventories	91.7	114.0
Recoverable fuel & natural gas costs	18.6	25.3
Prepayments & other current assets	45.8	52.3
Total current assets	275.5	380.3
Utility Plant
Original cost	5,265.0	5,176.8
Less: accumulated depreciation & amortization	2,104.4	2,057.2
Net utility plant	3,160.6	3,119.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	33.5	32.6
Nonutility plant - net	142.1	146.9
Goodwill - net	205.0	205.0
Regulatory assets	126.9	126.5
Other assets	29.4	35.7
TOTAL ASSETS	$3,973.2	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$67.1	$121.0
Accounts payable to affiliated companies	—	29.7
Payables to other Vectren companies	27.6	25.1
Accrued liabilities	122.2	139.3
Short-term borrowings	124.0	116.7
Current maturities of long-term debt	100.0	105.0
Total current liabilities	440.9	536.8

Long-Term Debt - Net of Current Maturities	1,057.8	1,103.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	600.4	578.5
Regulatory liabilities	376.4	364.2
Deferred credits & other liabilities	78.0	73.9
Total deferred credits & other liabilities	1,054.8	1,016.6
Commitments & Contingencies (Notes 8 - 10)
Common Shareholder's Equity
Common stock (no par value)	784.6	781.6
Retained earnings	635.1	608.4
Total common shareholder's equity	1,419.7	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,973.2	$4,046.8

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 12, 2013	/s/ M. Susan Hardwick
M. Susan Hardwick
Senior Vice President, Finance and Assistant Treasurer
(Principal Accounting Officer)