Form 10-Q
period 2013-09-30
VECTREN UTILITY HOLDINGS INC
filed 2013-11-14
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	October 31, 2013
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MISO: Midcontinent Independent System Operator (formerly Midwest Independent System Operator)
DOT: Department of Transportation	MMBTU: millions of British thermal units
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	OCC: Ohio Office of the Consumer Counselor
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	Throughput: combined gas sales and gas transportation volumes
MCF / BCF: thousands / billions of cubic feet	XBRL: eXtensible Business Reporting Language
MDth / MMDth: thousands / millions of dekatherms

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash & cash equivalents	$6.2	$13.3
Accounts receivable - less reserves of $4.3 & $5.0, respectively	69.9	81.8
Accrued unbilled revenues	33.1	93.6
Inventories	98.5	114.0
Recoverable fuel & natural gas costs	19.5	25.3
Prepayments & other current assets	54.1	52.3
Total current assets	281.3	380.3
Utility Plant
Original cost	5,326.9	5,176.8
Less: accumulated depreciation & amortization	2,136.3	2,057.2
Net utility plant	3,190.6	3,119.6
Investments in unconsolidated affiliates	0.2	0.2
Other investments	32.6	32.6
Nonutility plant - net	143.5	146.9
Goodwill - net	205.0	205.0
Regulatory assets	135.4	126.5
Other assets	27.4	35.7
TOTAL ASSETS	$4,016.0	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2013	December 31, 2012
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$96.2	$121.0
Accounts payable to affiliated companies	—	29.7
Payables to other Vectren companies	23.1	25.1
Accrued liabilities	103.2	139.3
Short-term borrowings	176.1	116.7
Current maturities of long-term debt	—	105.0
Total current liabilities	398.6	536.8

Long-Term Debt - Net of Current Maturities	1,107.0	1,103.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	627.2	578.5
Regulatory liabilities	381.9	364.2
Deferred credits & other liabilities	81.0	73.9
Total deferred credits & other liabilities	1,090.1	1,016.6
Commitments & Contingencies (Notes 8 - 10)
Common Shareholder's Equity
Common stock (no par value)	786.1	781.6
Retained earnings	634.2	608.4
Total common shareholder's equity	1,420.3	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,016.0	$4,046.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES
Gas utility	$101.9	$100.2	$555.8	$508.5
Electric utility	165.8	167.9	470.0	456.6
Other	—	(0.4)	0.2	0.5
Total operating revenues	267.7	267.7	1,026.0	965.6
OPERATING EXPENSES
Cost of gas sold	27.5	28.1	235.4	197.0
Cost of fuel & purchased power	50.4	52.9	154.5	144.6
Other operating	74.0	71.8	236.9	229.5
Depreciation & amortization	49.7	46.3	146.8	142.7
Taxes other than income taxes	11.6	11.5	41.3	39.0
Total operating expenses	213.2	210.6	814.9	752.8
OPERATING INCOME	54.5	57.1	211.1	212.8
Other income - net	2.0	2.3	6.8	5.2
Interest expense	15.6	17.8	49.2	53.5
INCOME BEFORE INCOME TAXES	40.9	41.6	168.7	164.5
Income taxes	15.6	15.2	64.1	62.0
NET INCOME	$25.3	$26.4	$104.6	$102.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104.6	$102.5
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	146.8	142.7
Deferred income taxes & investment tax credits	27.9	38.1
Expense portion of pension & postretirement periodic benefit cost	4.2	3.4
Provision for uncollectible accounts	4.8	5.9
Other non-cash expense - net	4.7	4.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	67.7	97.1
Inventories	15.5	14.1
Recoverable/refundable fuel & natural gas costs	5.8	(7.9)
Prepayments & other current assets	4.3	10.3
Accounts payable, including to Vectren companies & affiliated companies	(64.0)	(52.4)
Accrued liabilities	(16.5)	(17.3)
Changes in noncurrent assets	(6.5)	(26.4)
Changes in noncurrent liabilities	(3.9)	(17.6)
Net cash provided by operating activities	295.4	297.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	232.7	99.5
Additional capital contribution	4.5	5.4
Requirements for:
Dividends to parent	(78.8)	(76.0)
Retirement of long-term debt	(337.5)	—
Net change in short-term borrowings	59.4	(142.7)
Net cash used in financing activities	(119.7)	(113.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.8	2.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(183.6)	(186.6)
Other investments	—	(0.2)
Net cash used in investing activities	(182.8)	(184.5)
Net change in cash & cash equivalents	(7.1)	(1.0)
Cash & cash equivalents at beginning of period	13.3	6.0
Cash & cash equivalents at end of period	$6.2	$5.0

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

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 311,000 natural gas customers located near Dayton in west central Ohio.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which approximately $176 million is outstanding at September 30, 2013, and Utility Holdings’ has unsecured senior notes with a par value of $725 million outstanding at September 30, 2013.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of September 30, 2013 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.4	$0.8	$—	$6.2
Accounts receivable - less reserves	69.9	—	—	69.9
Intercompany receivables	—	84.4	(84.4)	—
Accrued unbilled revenues	33.1	—	—	33.1
Inventories	98.4	0.1	—	98.5
Recoverable fuel & natural gas costs	19.5	—	—	19.5
Prepayments & other current assets	49.6	30.3	(25.8)	54.1
Total current assets	275.9	115.6	(110.2)	281.3
Utility Plant
Original cost	5,326.9	—	—	5,326.9
Less: accumulated depreciation & amortization	2,136.3	—	—	2,136.3
Net utility plant	3,190.6	—	—	3,190.6
Investments in consolidated subsidiaries	—	1,364.5	(1,364.5)	—
Notes receivable from consolidated subsidiaries	—	696.4	(696.4)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	28.1	4.5	—	32.6
Nonutility property - net	2.3	141.2	—	143.5
Goodwill - net	205.0	—	—	205.0
Regulatory assets	113.2	22.2	—	135.4
Other assets	33.8	1.1	(7.5)	27.4
TOTAL ASSETS	$3,849.1	$2,345.5	$(2,178.6)	$4,016.0

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$91.5	$4.7	$—	$96.2
Intercompany payables	11.3	—	(11.3)	—
Payables to other Vectren companies	23.1	—	—	23.1
Accrued liabilities	113.7	15.3	(25.8)	103.2
Short-term borrowings	—	176.1	—	176.1
Intercompany short-term borrowings	73.1	—	(73.1)	—
Total current liabilities	312.7	196.1	(110.2)	398.6
Long-Term Debt
Long-term debt	382.4	724.6	—	1,107.0
Long-term debt due to VUHI	696.4	—	(696.4)	—
Total long-term debt - net	1,078.8	724.6	(696.4)	1,107.0
Deferred Income Taxes & Other Liabilities
Deferred income taxes	626.9	0.3	—	627.2
Regulatory liabilities	380.3	1.6	—	381.9
Deferred credits & other liabilities	85.9	2.6	(7.5)	81.0
Total deferred credits & other liabilities	1,093.1	4.5	(7.5)	1,090.1
Common Shareholder's Equity
Common stock (no par value)	799.3	786.1	(799.3)	786.1
Retained earnings	565.2	634.2	(565.2)	634.2
Total common shareholder's equity	1,364.5	1,420.3	(1,364.5)	1,420.3
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,849.1	$2,345.5	$(2,178.6)	$4,016.0

Condensed Consolidating Balance Sheet as of December 31, 2012 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$12.5	$0.8	$—	$13.3
Accounts receivable - less reserves	81.8	—	—	81.8
Intercompany receivables	—	145.1	(145.1)	—
Accrued unbilled revenues	93.6	—	—	93.6
Inventories	114.0	—	—	114.0
Recoverable fuel & natural gas costs	25.3	—	—	25.3
Prepayments & other current assets	52.0	5.8	(5.5)	52.3
Total current assets	379.2	151.7	(150.6)	380.3
Utility Plant
Original cost	5,176.6	0.2	—	5,176.8
Less: accumulated depreciation & amortization	2,057.2	—	—	2,057.2
Net utility plant	3,119.4	0.2	—	3,119.6
Investments in consolidated subsidiaries	—	1,329.2	(1,329.2)	—
Notes receivable from consolidated subsidiaries	—	679.7	(679.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.8	4.8	—	32.6
Nonutility property - net	2.6	144.3	—	146.9
Goodwill - net	205.0	—	—	205.0
Regulatory assets	104.1	22.4	—	126.5
Other assets	40.4	1.7	(6.4)	35.7
TOTAL ASSETS	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$114.8	$6.2	$—	$121.0
Accounts payable to affiliated companies	29.7	—	—	29.7
Intercompany payables	10.6	—	(10.6)	—
Payables to other Vectren companies	25.1	—	—	25.1
Accrued liabilities	131.3	13.5	(5.5)	139.3
Short-term borrowings	—	116.7	—	116.7
Intercompany short-term borrowings	134.5	—	(134.5)	—
Current maturities of long-term debt	5.0	100.0	—	105.0
Total current liabilities	451.0	236.4	(150.6)	536.8
Long-Term Debt
Long-term debt - net of current maturities	382.3	721.1	—	1,103.4
Long-term debt due to VUHI	679.7	—	(679.7)	—
Total long-term debt - net	1,062.0	721.1	(679.7)	1,103.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	595.4	(16.9)	—	578.5
Regulatory liabilities	362.2	2.0	—	364.2
Deferred credits & other liabilities	78.9	1.4	(6.4)	73.9
Total deferred credits & other liabilities	1,036.5	(13.5)	(6.4)	1,016.6
Common Shareholder's Equity
Common stock (no par value)	787.8	781.6	(787.8)	781.6
Retained earnings	541.4	608.4	(541.4)	608.4
Total common shareholder's equity	1,329.2	1,390.0	(1,329.2)	1,390.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,878.7	$2,334.0	$(2,165.9)	$4,046.8

Condensed Consolidating Statement of Income for the three months ended September 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$101.9	$—	$—	$101.9
Electric utility	165.8	—	—	165.8
Other	—	9.4	(9.4)	—
Total operating revenues	267.7	9.4	(9.4)	267.7
OPERATING EXPENSES
Cost of gas sold	27.5	—	—	27.5
Cost of fuel & purchased power	50.4	—	—	50.4
Other operating	83.1	—	(9.1)	74.0
Depreciation & amortization	44.1	5.4	0.2	49.7
Taxes other than income taxes	11.2	0.4	—	11.6
Total operating expenses	216.3	5.8	(8.9)	213.2
OPERATING INCOME	51.4	3.6	(0.5)	54.5
Other income - net	1.2	9.8	(9.0)	2.0
Interest expense	14.7	10.4	(9.5)	15.6
INCOME BEFORE INCOME TAXES	37.9	3.0	—	40.9
Income taxes	15.0	0.6	—	15.6
Equity in earnings of consolidated companies, net of tax	—	22.9	(22.9)	—
NET INCOME	$22.9	$25.3	$(22.9)	$25.3

Condensed Consolidating Statement of Income for the three months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$100.2	$—	$—	$100.2
Electric utility	167.9	—	—	167.9
Other	—	10.2	(10.6)	(0.4)
Total operating revenues	268.1	10.2	(10.6)	267.7
OPERATING EXPENSES
Cost of gas sold	28.1	—	—	28.1
Cost of fuel & purchased power	52.9	—	—	52.9
Other operating	82.3	—	(10.5)	71.8
Depreciation & amortization	40.8	5.3	0.2	46.3
Taxes other than income taxes	11.1	0.4	—	11.5
Total operating expenses	215.2	5.7	(10.3)	210.6
OPERATING INCOME	52.9	4.5	(0.3)	57.1
Other income - net	1.8	10.4	(9.9)	2.3
Interest expense	16.2	11.8	(10.2)	17.8
INCOME BEFORE INCOME TAXES	38.5	3.1	—	41.6
Income taxes	14.5	0.7	—	15.2
Equity in earnings of consolidated companies, net of tax	—	24.0	(24.0)	—
NET INCOME	$24.0	$26.4	$(24.0)	$26.4

Condensed Consolidating Statement of Income for the nine months ended September 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	555.8	—	—	555.8
Electric utility	470.0	—	—	470.0
Other	—	28.4	(28.2)	0.2
Total operating revenues	1,025.8	28.4	(28.2)	1,026.0
OPERATING EXPENSES
Cost of gas sold	235.4	—	—	235.4
Cost of fuel & purchased power	154.5	—	—	154.5
Other operating	264.3	—	(27.4)	236.9
Depreciation & amortization	130.5	15.9	0.4	146.8
Taxes other than income taxes	40.1	1.2	—	41.3
Total operating expenses	824.8	17.1	(27.0)	814.9
OPERATING INCOME	201.0	11.3	(1.2)	211.1
Other income - net	4.9	28.6	(26.7)	6.8
Interest expense	44.7	32.4	(27.9)	49.2
INCOME BEFORE INCOME TAXES	161.2	7.5	—	168.7
Income taxes	63.8	0.3	—	64.1
Equity in earnings of consolidated companies, net of tax	—	97.4	(97.4)	—
NET INCOME	97.4	104.6	(97.4)	104.6

Condensed Consolidating Statement of Income for the nine months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	508.5	—	—	508.5
Electric utility	456.6	—	—	456.6
Other	—	30.1	(29.6)	0.5
Total operating revenues	965.1	30.1	(29.6)	965.6
OPERATING EXPENSES
Cost of gas sold	197.0	—	—	197.0
Cost of fuel & purchased power	144.6	—	—	144.6
Other operating	258.2	0.5	(29.2)	229.5
Depreciation & amortization	124.6	17.7	0.4	142.7
Taxes other than income taxes	37.8	1.1	0.1	39.0
Total operating expenses	762.2	19.3	(28.7)	752.8
OPERATING INCOME	202.9	10.8	(0.9)	212.8
Other income - net	4.0	30.9	(29.7)	5.2
Interest expense	49.1	35.0	(30.6)	53.5
INCOME BEFORE INCOME TAXES	157.8	6.7	—	164.5
Income taxes	62.2	(0.2)	—	62.0
Equity in earnings of consolidated companies, net of tax	—	95.6	(95.6)	—
NET INCOME	95.6	102.5	(95.6)	102.5

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$276.1	$19.3	$—	$295.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs	232.7	124.4	(124.4)	232.7
Additional capital contribution from parent	11.5	4.5	(11.5)	4.5
Requirements for:
Dividends to parent	(73.5)	(78.8)	73.5	(78.8)
Retirement of long term debt	(223.6)	(221.6)	107.7	(337.5)
Net change in intercompany short-term borrowings	(61.5)	—	61.5	—
Net change in short-term borrowings	—	59.4	—	59.4
Net cash used in financing activities	(114.4)	(112.1)	106.8	(119.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from
Consolidated subsidiary distributions	—	73.5	(73.5)	—
Other investing activities	0.6	0.2	—	0.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(169.4)	(14.2)	—	(183.6)
Consolidated subsidiary investments	—	(11.5)	11.5	—
Net change in long-term intercompany notes receivable	—	(16.7)	16.7	—
Net change in short-term intercompany notes receivable	—	61.5	(61.5)	—
Net cash used in investing activities	(168.8)	92.8	(106.8)	(182.8)
Net change in cash & cash equivalents	(7.1)	—	—	(7.1)
Cash & cash equivalents at beginning of period	12.5	0.8	—	13.3
Cash & cash equivalents at end of period	$5.4	$0.8	$—	$6.2

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$263.6	$33.7	$—	$297.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution to parent	3.5	5.4	(3.5)	5.4
Long-term debt, net of issuance costs	—	99.5	—	99.5
Requirements for dividends to parent	(47.2)	(76.0)	47.2	(76.0)
Net change in intercompany short-term borrowings	(41.7)	—	41.7	—
Net change in short-term borrowings	—	(142.7)	—	(142.7)
Net cash used in financing activities	(85.4)	(113.8)	85.4	(113.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	47.2	(47.2)	—
Other investing activities	—	2.3	—	2.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(179.8)	(6.8)	—	(186.6)
Consolidated subsidiary investments	—	(3.5)	3.5	—
Other investing activities	(0.2)	—	—	(0.2)
Net change in short-term intercompany notes receivable	—	41.7	(41.7)	—
Net cash used in investing activities	(180.0)	80.9	(85.4)	(184.5)
Net change in cash & cash equivalents	(1.8)	0.8	—	(1.0)
Cash & cash equivalents at beginning of period	5.3	0.7	—	6.0
Cash & cash equivalents at end of period	$3.5	$1.5	$—	$5.0

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.8 million in both the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, these taxes totaled $20.9 million and $19.1 million, respectively.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Supplemental Cash Flow Information

As of September 30, 2013 and December 31, 2012, the Company has accruals related to utility and nonutility plant purchases totaling approximately $9.5 million and $7.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc. (Vectren Fuels)
Vectren Fuels, a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended September 30, 2013 and 2012 totaled $24.5 million and $24.3 million, respectively, and for the nine months ended September 30, 2013 and 2012 totaled $76.1 million and $82.5 million, respectively.  Amounts owed to Vectren Fuels at September 30, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Vectren Infrastructure Services Corporation (VISCO)
VISCO, a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide. In addition, VISCO also provides transmission pipeline construction and maintenance; pump station, compressor station, terminal and refinery construction; and hydrostatic testing to customers generally in the northern Midwest region. VISCO's customer's include Utility Holdings’ utilities. Fees incurred by Utility Holdings and its subsidiaries totaled $15.9 million and $17.0 million for the three months ended September 30, 2013 and 2012, respectively, and for the nine months ended September 30, 2013 and 2012 totaled $39.5 million and $37.7 million, respectively.  Amounts owed to VISCO at September 30, 2013 and December 31, 2012 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2012 totaled $57.2 million, and for the nine months ended September 30, 2013 and 2012 totaled $200.5 million and $186.9 million, respectively.  The Company had no purchases during the third quarter of 2013 as a result of Proliance exiting the natural gas marketing business. The Company did not have any amounts owed to ProLiance for purchases at September 30, 2013 and amounts owed to ProLiance at December 31, 2012 were $29.7 million and are included in Accounts payable to affiliated companies in the Condensed Consolidated Balance Sheets.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates costs to the Company. These costs have been allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended September 30, 2013 and 2012, Utility Holdings received corporate allocations totaling $10.4 million and $8.2 million, respectively. For the nine months ended September 30, 2013 and 2012, Utility Holdings received corporate allocations totaling $36.7 million and $32.1 million, respectively.

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

The remaining approximately $49 million of the called debt was remarketed on August 13, 2013. The remarketed tax-exempt debt has a fixed interest rate of 1.95% per annum until September 13, 2017. SIGECO closed on this remarketing and received net proceeds of $48.3 million on August 28, 2013.

Utility Holdings Debt Transactions
On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012 with a delayed draw feature. It provides for the following tranches of notes:  (i) $45 million, 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million, 4.25 percent senior guaranteed notes, due June 5, 2043. Total proceeds received from these notes, net of issuance costs, were $44.8 million and $79.6 million. respectively.  The notes are unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

On August 22, 2013, VUHI entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase $150 million of Senior Guaranteed Notes with a fixed interest rate of 3.72 percent per annum, due December 5, 2023. The Notes will be unconditionally guaranteed by Indiana Gas, SIGECO, and VEDO. The Company expects to receive net proceeds of $149.1 million from the issuance of the senior guaranteed notes, which will be used to refinance $100 million of 5.25 percent senior notes that matured August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature.

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

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
Vectren monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. Vectren's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $101 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $8.7 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed a request in August 2013 to extend the term of the DRR and expand the DRR to include recovery of other infrastructure investments. In that filing, the Company detailed a five-year capital expenditure plan for calendar years 2013 through 2017 totaling $187 million related to the applicable infrastructure investments. As is typical, other parties have intervened in the case and discovery is ongoing. The Company expects an order in early 2014.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. On August 29, 2013, the Company filed a request for the accounting authority described above on its capital expenditure program for the 2013 calendar year totaling $61.5 million. Of this amount, $34.8 million relates to expenditures that could be considered recoverable under the DRR discussed above. If not ultimately included in the DRR, the Company would anticipate deferral for future recovery through a House Bill 95 mechanism. In addition, the Company requested that subsequent requests for accounting authority will be filed annually in April. The Company expects an order before the end of 2013.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

The Company continues to study the impact of the Pipeline Safety Law and potential new regulations associated with its implementation. It is expected that the law will result in further investment in pipeline inspections, and where necessary, additional investments in pipeline infrastructure and, therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company's natural gas distribution businesses.

Requests for Recovery Under Regulatory Mechanisms
The Company plans to utilize the mechanisms described above to recover certain costs of federally mandated projects and other capital investment projects outside of base rate proceedings. As discussed in detail above, the Company filed in Ohio in August 2013 a request seeking authority to extend the term of the DRR and expand the DRR to include for recovery of other infrastructure investments. The Company also expects to seek authority to recover appropriate costs related to its gas infrastructure replacement and improvement programs in Indiana, including costs associated with the Pipeline Safety Law, using the mechanisms allowed under Senate Bill 251 and Senate Bill 560. Such requests are expected to be made in the near term. The Company has communicated its intent to make such filings with all appropriate parties. When filed, it is expected that the combined Indiana infrastructure replacement and improvement plan required by the legislation will reflect estimated construction costs of $800 to $900 million over the seven year period beginning in 2014 and $5 to $10 million in annual operating costs associated with compliance with new pipeline safety regulations. These recovery mechanisms are not yet in place in Indiana but are authorized under the newly enacted legislation described previously. While the regulatory framework is therefore not yet fully developed, it is expected that these costs will be recoverable under the mechanisms provided for in Senate Bills 251 and 560.

Vectren North Pipeline Safety Investigation
On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. A settlement in the case has now been reached with the Pipeline Safety Division of the IURC and a hearing on the settlement will be conducted in November 2013.

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

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Environmental Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Notice of Violation for A.B. Brown Power Plant
The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to each state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

Under the Clean Water Act, EPA sets technology-based guidelines for water discharges from new and existing facilities. EPA is currently in the process of revising the existing steam electric effluent limitation guidelines that set the technology-based water discharge limits for the electric power industry. EPA is focusing its rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations. The EPA released proposed rules on April 19, 2013 and the Company is reviewing the proposal. At this time, it is not possible to estimate what potential costs may be required to meet these new water discharge limits, however costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

Conclusions Regarding Environmental Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with AGC (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company’s NOx and SO2 allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the recent renewal of water discharge permits, and the NOV discussed above.  Due to the correlation among the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required.  The Company is continuing to evaluate potential technologies to address compliance and what the additional costs may be associated with these efforts. Currently, it is expected that the capital costs could be between $80 million and $110 million. Compliance is required by government regulation, and the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above. The Company is evaluating current and/or deferral of regulatory recovery that will moderate the impact on customer rates in the near term.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to, or closure of, existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

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

The EPA has promulgated two GHG regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under the Clean Air Act Section 111(b). On October 15, the US Supreme Court agreed to review a focused appeal on the issue of whether the GHG rule applicable to mobile sources triggered PSD permitting for all stationary sources such as Vectren's power plants. A decision is not expected until 2014.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to Indiana electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

11.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,107.0	$1,210.4	$1,208.4	$1,372.6
Short-term borrowings	176.1	176.1	116.7	116.7
Cash & cash equivalents	6.2	6.2	13.3	13.3

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

12.	Impact of Recently Issued Accounting Principles and Other Authoritative Guidance

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

Unrecognized Tax Benefit Presentation
In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update is consistent with how the Company currently presents unrecognized tax benefits, therefore, adoption of this guidance resulted in no material impact on the Company's financial statements.

Final Federal Income Tax Regulations
In September 2013, the Internal Revenue Service (IRS) released final tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations are generally effective for tax years beginning on or after January 1, 2014, but may be adopted for 2013 tax years. The Company intends to adopt the guidance for its 2014 tax year. The Company continues to evaluate the impact adoption of the regulations will have on its consolidated financial statements. As of this date, the Company does not expect the adoption of the regulations to have a material impact on its consolidated financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Revenues
Gas Utility Services	$101.9	$100.2	$555.8	$508.5
Electric Utility Services	165.8	167.9	470.0	456.6
Other Operations	9.5	10.2	28.5	30.1
Eliminations	(9.5)	(10.6)	(28.3)	(29.6)
Total revenues	$267.7	$267.7	$1,026.0	$965.6
Profitability Measure - Net Income (Loss)
Gas Utility Services	$(3.8)	$(2.7)	$37.2	$36.1
Electric Utility Services	26.6	26.6	60.1	59.4
Other Operations	2.5	2.5	7.3	7.0
Total net income	$25.3	$26.4	$104.6	$102.5

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

Indiana Gas provides energy delivery services to approximately 570,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 311,000 natural gas customers located near Dayton in west central Ohio. The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2012 annual report filed on Form 10-K.

In the third quarter of 2013, Utility Holding's earnings were $25.3 million compared to $26.4 million in 2012. For the nine months ended September 30, 2013, Utility Holdings' earnings were $104.6 million, compared to $102.5 million in 2012. The improved year to date 2013 results are primarily related to increased gas utility margins from small and large customers, return on electric transmission investment, and lower interest expense.

Gas Utility Services
During the third quarter of 2013, Gas Utility Services reported a seasonal loss of $3.8 million compared to a loss of $2.7 million in the third quarter of 2012. The third quarter 2013 results were lower primarily due to increased depreciation expense associated with plant placed into service during the year. For the nine months ended September 30, 2013, Gas Utility Services' earnings were $37.2 million, compared to earnings of $36.1 million in 2012. Results in 2013 have been favorably impacted by small customer growth and increased large customer margin, offset by higher depreciation expense and operating costs. Results also continue to be favorably impacted by returns earned on increased investment in bare steel and cast iron pipe replacements, particularly in Ohio, and by lower interest expense.

Electric Utility Services
During the third quarter of 2013, Electric Utility Services' earnings were $26.6 million, flat to the same period in 2012. Electric Utility Services earned $60.1 million year to date in 2013, compared to earnings of $59.4 million for the nine months ended September 30, 2012. In both the third quarter and year to date periods, results were favorably impacted by lower interest expense offset by lower electric small customer margin resulting from conservation initiatives, net of lost margin recovery, and cooling weather that was significantly warmer in 2012 as compared to 2013. The 2012 results reflect refunds to customers pursuant to refunds arising from statutory net operating income limits. No such refunds have occurred or are expected in 2013.

Other Utility Operations
In the third quarter of 2013, earnings from Other Utility operations were $2.5 million, about flat compared to 2012. In the nine months ended September 30, 2013, earnings from these operations were $7.3 million compared to $7.0 million in 2012.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Gas utility revenues	$101.9	$100.2	$555.8	$508.5
Cost of gas sold	27.5	28.1	235.4	197.0
Total gas utility margin	$74.4	$72.1	$320.4	$311.5
Margin attributed to:
Residential & commercial customers	$56.4	$55.3	$243.4	$238.0
Industrial customers	12.1	11.9	41.9	39.8
Other	2.2	1.4	7.6	6.8
Regulatory expense recovery mechanisms	3.7	3.5	27.5	26.9
Total gas utility margin	$74.4	$72.1	$320.4	$311.5
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.5	6.3	73.6	57.3
Industrial customers	24.6	25.1	80.7	77.2
Total sold & transported volumes	31.1	31.4	154.3	134.5

Gas Utility margins were $74.4 million and $320.4 million for the three and nine months ended September 30, 2013, and compared to 2012 increased $2.3 million in the quarter and $8.9 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins increased $1.1 million quarter over quarter and $5.4 million year to date, compared to the prior year. Growth in residential and commercial customers favorably impacted small customer margins by approximately $0.4 million for the quarter and $2.3 million for the year to date. In addition, recovery related to investments in infrastructure in Ohio increased margin $0.7 million and $2.4 million in the quarter and year to date periods, respectively, compared to the prior year. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 103 percent of normal in Ohio and equal to normal in Indiana during the nine months ended September 30, 2013, compared to 83 percent of normal in Ohio and 71 percent of normal in Indiana during 2012, only had a slight favorable impact to small customer margin. Large customer margins increased $0.2 million and $2.1 million in the quarter and year to date periods, respectively, compared to the prior year, on increasing volumes.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Electric utility revenues	$165.8	$167.9	$470.0	$456.6
Cost of fuel & purchased power	50.4	52.9	154.5	144.6
Total electric utility margin	$115.4	$115.0	$315.5	$312.0
Margin attributed to:
Residential & commercial customers	$73.8	$77.0	$195.0	$200.1
Industrial customers	28.6	29.3	82.5	83.9
Other customers	1.4	(0.9)	3.1	(0.4)
Regulatory expense recovery mechanisms	2.2	0.9	6.7	2.9
Subtotal: retail	$106.0	$106.3	$287.3	$286.5
Wholesale power & transmission system margin	9.4	8.7	28.2	25.5
Total electric utility margin	$115.4	$115.0	$315.5	$312.0
Electric volumes sold in GWh attributed to:
Residential & commercial customers	769.6	813.8	2,072.1	2,138.2
Industrial customers	729.7	732.5	2,087.0	2,127.6
Other customers	4.9	5.3	15.5	16.0
Total retail volumes sold	1,504.2	1,551.6	4,174.6	4,281.8

Retail
Electric retail utility margins were $106.0 million and $287.3 million for the three and nine months ended September 30, 2013, and compared to 2012 decreased by $0.3 million in the quarter and increased $0.8 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins decreased by $3.2 million for the quarter and $5.1 million year to date compared to 2012. Electric results are not protected by weather normalizing mechanisms. Cooling degree days in 2013 were 101 percent of normal compared to 131 percent of normal in 2012, resulting in lower small customer margin of $4.5 million in the quarter and $3.3 million year to date, compared to the prior year. in addition, small customer margin declined $0.4 million for the quarter and $3.5 million for the year to date period as a result of customer energy conservation, net of approved lost margin recovery mechanisms. These declines in small customer margin were somewhat offset by an unfavorable adjustment in the prior year of $1.6 million. Large customer margins for the third quarter of 2013 declined $0.7 million from the prior year, and for the nine months decreased $1.4 million from 2012 on lower volumes. Other margin was higher in both the quarter and year to date periods due to refunds during 2012 resulting from statutory net operating income limits. Margin from regulatory expense recovery mechanisms increased $1.3 million for the third quarter and $3.8 million for the nine months compared to 2012, driven by increased operating expenses associated with the electric state-mandated conservation programs. This is offset by a corresponding increase in operating expenses when compared to 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Transmission system sales	$8.6	$7.7	$23.1	$20.8
Off-system sales	0.8	1.0	5.1	4.7
Total wholesale margin	$9.4	$8.7	$28.2	$25.5

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $23.1 million and $20.8 million during the nine months ended September 30, 2013 and 2012, respectively. During the 2013 third quarter, transmission system margin was $8.6 million compared to $7.7 million for the same period in 2012. Increases are primarily due to increased investment in qualifying projects. As of September 30, 2013, the Company had invested approximately $159 million in qualifying projects. These projects include an interstate 345 Kv transmission line that connects Vectren’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance, and operating expenses are also recovered. The 345 Kv project is the largest of these qualifying projects, with a cost of $107 million that earned the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the nine months ended September 30, 2013, margin from off-system sales was $5.1 million, compared to $4.7 million for the nine months ended September 30, 2012. In the third quarter of 2013, margin from off system sales was $0.8 million compared to $1.0 million in 2012. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing.

Operating Expenses

Other Operating
During the third quarter of 2013, other operating expenses increased $2.2 million, partially related to the timing of power supply operating costs. For the nine months ended September 30, 2013, other operating expenses were $236.9 million, an increase of $7.4 million, compared to 2012. Excluding pass through costs, other operating expenses increased $5.2 million year to date, compared to the same period in 2012, primarily associated with increased expense related to company stock price driven performance based compensation. Though higher year to date, operating costs are being managed to be generally flat to the 2012 targeted levels on an annual basis, over time.

Depreciation & Amortization
In the third quarter of 2013, depreciation and amortization expense was $49.7 million, compared to $46.3 million in 2012. For the nine months ended September 30, 2013, depreciation and amortization expense was $146.8 million, which represents an increase of $4.1 million compared to 2012. Both the year to date and quarter periods reflect increased plant placed into service.

Taxes Other Than Income Taxes
Taxes other than income taxes were essentially flat during the three months ended September 30, 2013, compared to 2012. Year to date, taxes other than income taxes were $41.3 million compared to $39.0 million for the year to date period in 2012. The year to date increase of $2.3 million is primarily due to higher revenue taxes associated with increased consumption and higher gas costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Rate & Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement

Vectren monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. Vectren's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $101 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $8.7 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed a request in August 2013 to extend the term of the DRR and expand the DRR to include recovery of other infrastructure investments. In that filing, the Company detailed a five-year capital expenditure plan for calendar years 2013 through 2017 totaling $187 million related to the applicable infrastructure investments. As is typical, other parties have intervened in the case and discovery is ongoing. The Company expects an order in early 2014.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. On August 29, 2013, the Company filed a request for the accounting authority described above on its capital expenditure program for the 2013 calendar year totaling $61.5 million. Of this amount, $34.8 million relates to expenditures that could be considered recoverable under the DRR discussed above. If not ultimately included in the DRR, the Company would anticipate deferral for future recovery through a House Bill 95 mechanism. In addition, the Company requested that subsequent requests for accounting authority will be filed annually in April. The Company expects an order before the end of 2013.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

The Company continues to study the impact of the Pipeline Safety Law and potential new regulations associated with its implementation. It is expected that the law will result in further investment in pipeline inspections, and where necessary, additional investments in pipeline infrastructure and, therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company's natural gas distribution businesses.

Requests for Recovery Under Regulatory Mechanisms
The Company plans to utilize the mechanisms described above to recover certain costs of federally mandated projects and other capital investment projects outside of base rate proceedings. As discussed in detail above, the Company filed in Ohio in August 2013 a request seeking authority to extend the term of the DRR and expand the DRR to include for recovery of other infrastructure investments. The Company also expects to seek authority to recover appropriate costs related to its gas infrastructure replacement and improvement programs in Indiana, including costs associated with the Pipeline Safety Law, using the mechanisms allowed under Senate Bill 251 and Senate Bill 560. Such requests are expected to be made in the near term. The Company has communicated its intent to make such filings with all appropriate parties. When filed, it is expected that the combined Indiana infrastructure replacement and improvement plan required by the legislation will reflect estimated construction costs of $800 to $900 million over the seven year period beginning in 2014 and $5 to $10 million in annual operating costs associated with compliance with new pipeline safety regulations. These recovery mechanisms are not yet in place in Indiana but are authorized under the newly enacted legislation described previously. While the regulatory framework is therefore not yet fully developed, it is expected that these costs will be recoverable under the mechanisms provided for in Senate Bills 251 and 560.

Vectren North Pipeline Safety Investigation

On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. A settlement in the case has now been reached with the Pipeline Safety Division of the IURC and a hearing on the settlement will be conducted in November 2013.

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

Air Quality

Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Environmental Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Notice of Violation for A.B. Brown Power Plant
The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with SCRs the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed.

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

Water

Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to each state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

Under the Clean Water Act, EPA sets technology-based guidelines for water discharges from new and existing facilities. EPA is currently in the process of revising the existing steam electric effluent limitation guidelines that set the technology-based water discharge limits for the electric power industry. EPA is focusing its rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations. The EPA released proposed rules on April 19, 2013 and the Company is reviewing the proposal. At this time, it is not possible to estimate what potential costs may be required to meet these new water discharge limits, however costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

Conclusions Regarding Environmental Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with AGC (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company’s NOx and SO2 allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the recent renewal of water discharge permits, and the NOV discussed above.  Due to the correlation among the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required.  The Company is continuing to evaluate potential technologies to address compliance and what the additional costs may be associated with these efforts. Currently, it is expected that the capital costs could be between $80 million and $110 million. Compliance is required by government regulation, and the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above. The Company is evaluating current and/or deferral of regulatory recovery that will moderate the impact on customer rates in the near term.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to, or closure of, existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

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

The EPA has promulgated two GHG regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under the Clean Air Act Section 111(b). On October 15, the US Supreme Court agreed to review a focused appeal on the issue of whether the GHG rule applicable to mobile sources triggered PSD permitting for all stationary sources such as Vectren's power plants. A decision is not expected until 2014.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to Indiana electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

Impact of Recently Issued Accounting Guidance and Other Authoritative Guidance

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

Unrecognized Tax Benefit Presentation
In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update is consistent with how the Company currently presents unrecognized tax benefits, therefore, adoption of this guidance resulted in no material impact on the Company's financial statements.

Final Federal Income Tax Regulations
In September 2013, the Internal Revenue Service (IRS) released final tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations are generally effective for tax years beginning on or after January 1, 2014, but may be adopted for 2013 tax years. The Company intends to adopt the guidance for its 2014 tax year. The Company continues to evaluate the impact adoption of the regulations will have on its consolidated financial statements. As of this date, the Company does not expect the adoption of the regulations to have a material impact on its consolidated financial statements.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt, including current maturities, and short-term obligations outstanding at September 30, 2013 approximated $725 million and $176 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at September 30, 2013, approximated $382 million. Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2013, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable. In November 2013, Moody's placed the ratings of most regulated utilities and utility holding companies, including VUHI, SIGECO, and Indiana Gas on review for upgrade. These companies have been placed on review because Moody's has adopted a generally more favorable view of the relative credit supportiveness of the US regulatory environment.   A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 56 percent of long-term capitalization at September 30, 2013 and 53 percent at December 31, 2012.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2013, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so.  Given the Company's intent to maintain a balanced long-term capitalization ratio, it generally anticipates funding future capital expenditures and dividends principally through internally generated funds, which have recently been enhanced by bonus depreciation legislation, and refinancing maturing or callable debt using the capital markets. However, due to the planned increase in capital expenditures for the gas utilities and given the uncertainty around additional capital expenditures due to pending legislative and regulatory initiatives involving gas pipeline infrastructure replacement; and expanded EPA regulations for air, water, and fly ash, incremental financing to fund such capital expenditures may be required in the future.  The timing and amount of such investments depends on a variety of factors, including available liquidity.

Specifically for 2013, the Company has accessed the capital markets to refinance debt maturities or debt that is callable. During the second quarter of 2013, approximately $111 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. Approximately $62 million of tax-exempt long-term debt was reissued on April 26, 2013 at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043.

The remaining approximately $49 million of the called debt was remarketed on August 13, 2013. The remarketed tax-exempt debt has a fixed interest rate of 1.95 percent per annum until September 13, 2017. SIGECO closed on this remarketing and received net proceeds of $48.3 million on August 28, 2013.

On April 1, 2013, the Company executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012 with a delayed draw feature. It provides for the following tranches of notes:  (i) $45 million, 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million, 4.25 percent senior guaranteed notes, due June 5, 2043. Total proceeds received from these notes, net of issuance costs, were $44.8 million and $79.6 million. respectively.  The notes are unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

On August 22, 2013, VUHI entered into a private placement note purchase agreement pursuant to which institutional investors have agreed to purchase $150 million of senior guaranteed notes with a fixed interest rate of 3.72 percent per annum, due December 5, 2023. The notes will be unconditionally guaranteed by Indiana Gas, SIGECO, and VEDO. The Company expects to receive net proceeds of $149.1 million from the issuance of the senior guaranteed notes, which will be used to refinance $100.0 million of 5.25 percent senior notes that matured August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature.

Consolidated Short-Term Borrowing Arrangements

At September 30, 2013, the Company has $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $174 million was available at September 30, 2013.  This short-term borrowing facility is available through September 2016.  This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2013	2012
As of September 30
Balance Outstanding	$176.1	$100.1
Weighted Average Interest Rate	0.31%	0.46%
Nine Months Ended September 30 Average
Balance Outstanding	$121.4	$69.5
Weighted Average Interest Rate	0.35%	0.48%
Maximum Month End Balance Outstanding	$176.1	$100.1

Quarterly Average - September 30
Balance Outstanding	$153.8	$63.8
Weighted Average Interest Rate	0.34%	0.47%
Maximum Month End Balance Outstanding	$176.1	$100.1

Potential Uses of Liquidity

Planned Capital Expenditures
Utility capital expenditures are estimated at $100 million for the remainder of 2013.

Pension Funding Obligations
Vectren's management currently estimates contributing approximately $10 million to qualified pension plans in 2013. A portion of this funding will be from Utility Holdings and occurs through a routine cash settlement process with its parent.

Other Letters of Credit
As of September 30, 2013, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2013.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $295.4 million and $297.3 million during the nine months ended September 30, 2013 and 2012, respectively.  While overall cash flow from operations was relatively flat year over year, cash generated from working capital decreased in 2013 and was partially offset by the prior year change in non-current assets driven by the deferral for future recovery of certain coal costs pursuant to a regulatory order in the prior year.

Financing Cash Flow
Net cash flow required for financing activities was $119.7 million and $113.8 million during the nine months ended September 30, 2013 and 2012, respectively.  The cash requirements in both periods reflect the payment of dividends and debt refinancing activity.

Investing Cash Flow
Cash flow required for investing activities was $182.8 million and $184.5 million during the nine months ended September 30, 2013 and 2012, respectively.  The primary use of cash in both periods presented reflect expenditures for utility plant.

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

•	Increased competition in the energy industry, including the effects of industry restructuring, unbundling, and other sources of energy.

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

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

November 14, 2013	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President, Finance and Assistant Treasurer
(Principal Accounting Officer)