Form 10-Q
period 2014-03-31
VECTREN UTILITY HOLDINGS INC
filed 2014-05-15
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 30, 2014
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations vvcir@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MDth / MMDth: thousands / millions of dekatherms
DOT: Department of Transportation	MISO: Midcontinent Independent System Operator (formerly Midwest Independent System Operator)
EPA: Environmental Protection Agency	MMBTU: millions of British thermal units
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
Kv: Kilovolt	Throughput: combined gas sales and gas transportation volumes
MCF / BCF: thousands / billions of cubic feet	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash & cash equivalents	$52.6	$8.6
Accounts receivable - less reserves of $6.3 & $5.0, respectively	160.1	112.1
Accrued unbilled revenues	98.1	113.5
Inventories	54.3	89.9
Recoverable fuel & natural gas costs	27.1	5.5
Prepayments & other current assets	10.0	42.4
Total current assets	402.2	372.0
Utility Plant
Original cost	5,439.0	5,389.6
Less: accumulated depreciation & amortization	2,198.8	2,165.3
Net utility plant	3,240.2	3,224.3
Investments in unconsolidated affiliates	0.2	0.2
Other investments	26.1	27.3
Nonutility plant - net	150.7	150.5
Goodwill - net	205.0	205.0
Regulatory assets	114.4	136.2
Other assets	23.7	25.3
TOTAL ASSETS	$4,162.5	$4,140.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2014	December 31, 2013
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$151.3	$172.1
Payables to other Vectren companies	26.5	24.6
Accrued liabilities	164.5	127.4
Short-term borrowings	—	28.6
Current maturities of long-term debt	5.0	—
Total current liabilities	347.3	352.7

Long-Term Debt - Net of Current Maturities	1,252.2	1,257.1

Deferred Credits & Other Liabilities
Deferred income taxes	619.7	627.4
Regulatory liabilities	393.4	387.3
Deferred credits & other liabilities	81.3	83.5
Total deferred credits & other liabilities	1,094.4	1,098.2
Commitments & Contingencies (Notes 7 - 9)
Common Shareholder's Equity
Common stock (no par value)	789.3	787.7
Retained earnings	679.3	645.1
Total common shareholder's equity	1,468.6	1,432.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,162.5	$4,140.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES
Gas utility	$443.6	$315.9
Electric utility	163.0	149.5
Other	—	0.1
Total operating revenues	606.6	465.5
OPERATING EXPENSES
Cost of gas sold	270.9	157.2
Cost of fuel & purchased power	57.0	50.2
Other operating	98.3	86.8
Depreciation & amortization	49.9	48.4
Taxes other than income taxes	20.1	17.5
Total operating expenses	496.2	360.1
OPERATING INCOME	110.4	105.4
Other income - net	3.9	1.8
Interest expense	16.7	17.9
INCOME BEFORE INCOME TAXES	97.6	89.3
Income taxes	36.3	34.2
NET INCOME	$61.3	$55.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61.3	$55.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	49.9	48.4
Deferred income taxes & investment tax credits	5.0	10.2
Expense portion of pension & postretirement periodic benefit cost	1.2	1.4
Provision for uncollectible accounts	1.6	2.4
Other non-cash expense - net	0.9	1.9
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	(34.1)	(31.0)
Inventories	35.6	32.3
Recoverable/refundable fuel & natural gas costs	(24.2)	15.1
Prepayments & other current assets	26.8	30.1
Accounts payable, including to Vectren companies & affiliated companies	(18.4)	(28.9)
Accrued liabilities	39.7	18.3
Changes in noncurrent assets	13.3	6.8
Changes in noncurrent liabilities	(2.6)	(0.8)
Net cash provided by operating activities	156.0	161.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	1.6	1.5
Requirements for:
Dividends to parent	(27.1)	(26.3)
Net change in short-term borrowings	(28.6)	(89.6)
Net cash used in financing activities	(54.1)	(114.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investing activities	0.1	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(58.0)	(50.5)
Net cash used in investing activities	(57.9)	(50.4)
Net change in cash & cash equivalents	44.0	(3.5)
Cash & cash equivalents at beginning of period	8.6	13.3
Cash & cash equivalents at end of period	$52.6	$9.8

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

Indiana Gas provides energy delivery services to approximately 581,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 143,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west central Ohio.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 5, 2014, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO are guarantors of Utility Holdings’ $350 million in short-term credit facilities, of which none was outstanding at March 31, 2014, and Utility Holdings’ has unsecured senior notes with a par value of $875 million outstanding at March 31, 2014.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.   However, Utility Holdings does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are 100 percent owned, separate from the parent company’s operations is required.  Following are consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of March 31, 2014 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$35.8	$16.8	$—	$52.6
Accounts receivable - less reserves	160.1	—	—	160.1
Intercompany receivables	85.9	14.1	(100.0)	—
Accrued unbilled revenues	98.1	—	—	98.1
Inventories	54.3	—	—	54.3
Recoverable fuel & natural gas costs	27.1	—	—	27.1
Prepayments & other current assets	11.2	34.8	(36.0)	10.0
Total current assets	472.5	65.7	(136.0)	402.2
Utility Plant
Original cost	5,439.0	—	—	5,439.0
Less: accumulated depreciation & amortization	2,198.8	—	—	2,198.8
Net utility plant	3,240.2	—	—	3,240.2
Investments in consolidated subsidiaries	—	1,409.6	(1,409.6)	—
Notes receivable from consolidated subsidiaries	—	820.6	(820.6)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	21.7	4.4	—	26.1
Nonutility property - net	2.1	148.6	—	150.7
Goodwill - net	205.0	—	—	205.0
Regulatory assets	91.9	22.5	—	114.4
Other assets	31.0	1.1	(8.4)	23.7
TOTAL ASSETS	$4,064.6	$2,472.5	$(2,374.6)	$4,162.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$146.8	$4.5	$—	$151.3
Intercompany payables	14.1	—	(14.1)	—
Payables to other Vectren companies	26.5	—	—	26.5
Accrued liabilities	181.6	18.9	(36.0)	164.5
Intercompany short-term borrowings	—	85.9	(85.9)	—
Current maturities of long-term debt	5.0	—	—	5.0
Total current liabilities	374.0	109.3	(136.0)	347.3
Long-Term Debt
Long-term debt	377.6	874.6	—	1,252.2
Long-term debt due to VUHI	820.6	—	(820.6)	—
Total long-term debt - net	1,198.2	874.6	(820.6)	1,252.2
Deferred Credits & Other Liabilities
Deferred income taxes	605.5	14.2	—	619.7
Regulatory liabilities	391.8	1.6	—	393.4
Deferred credits & other liabilities	85.5	4.2	(8.4)	81.3
Total deferred credits & other liabilities	1,082.8	20.0	(8.4)	1,094.4
Common Shareholder's Equity
Common stock (no par value)	802.5	789.3	(802.5)	789.3
Retained earnings	607.1	679.3	(607.1)	679.3
Total common shareholder's equity	1,409.6	1,468.6	(1,409.6)	1,468.6
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,064.6	$2,472.5	$(2,374.6)	$4,162.5

Condensed Consolidating Balance Sheet as of December 31, 2013 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$8.2	$0.4	$—	$8.6
Accounts receivable - less reserves	112.1	—	—	112.1
Intercompany receivables	0.3	84.8	(85.1)	—
Accrued unbilled revenues	113.5	—	—	113.5
Inventories	89.9	—	—	89.9
Recoverable fuel & natural gas costs	5.5	—	—	5.5
Prepayments & other current assets	37.3	40.1	(35.0)	42.4
Total current assets	366.8	125.3	(120.1)	372.0
Utility Plant
Original cost	5,389.6	—	—	5,389.6
Less: accumulated depreciation & amortization	2,165.3	—	—	2,165.3
Net utility plant	3,224.3	—	—	3,224.3
Investments in consolidated subsidiaries	—	1,375.8	(1,375.8)	—
Notes receivable from consolidated subsidiaries	—	696.4	(696.4)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	22.8	4.5	—	27.3
Nonutility property - net	2.2	148.3	—	150.5
Goodwill - net	205.0	—	—	205.0
Regulatory assets	113.4	22.8	—	136.2
Other assets	32.2	1.0	(7.9)	25.3
TOTAL ASSETS	$3,966.9	$2,374.1	$(2,200.2)	$4,140.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$161.6	$10.5	$—	$172.1
Intercompany payables	11.7	—	(11.7)	—
Payables to other Vectren companies	24.6	—	—	24.6
Accrued liabilities	150.3	12.1	(35.0)	127.4
Short-term borrowings	—	28.6	—	28.6
Intercompany short-term borrowings	73.1	0.3	(73.4)	—
Total current liabilities	421.3	51.5	(120.1)	352.7
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	382.5	874.6	—	1,257.1
Long-term debt due to VUHI	696.4	—	(696.4)	—
Total long-term debt - net	1,078.9	874.6	(696.4)	1,257.1
Deferred Credits & Other Liabilities
Deferred income taxes	616.9	10.5	—	627.4
Regulatory liabilities	385.7	1.6	—	387.3
Deferred credits & other liabilities	88.3	3.1	(7.9)	83.5
Total deferred credits & other liabilities	1,090.9	15.2	(7.9)	1,098.2
Common Shareholder's Equity
Common stock (no par value)	800.9	787.7	(800.9)	787.7
Retained earnings	574.9	645.1	(574.9)	645.1
Total common shareholder's equity	1,375.8	1,432.8	(1,375.8)	1,432.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$3,966.9	$2,374.1	$(2,200.2)	$4,140.8

Condensed Consolidating Statement of Income for the three months ended March 31, 2014 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$443.6	$—	$—	$443.6
Electric utility	163.0	—	—	163.0
Other	—	9.6	(9.6)	—
Total operating revenues	606.6	9.6	(9.6)	606.6
OPERATING EXPENSES
Cost of gas sold	270.9	—	—	270.9
Cost of fuel & purchased power	57.0	—	—	57.0
Other operating	107.5	—	(9.2)	98.3
Depreciation & amortization	44.4	5.4	0.1	49.9
Taxes other than income taxes	19.6	0.4	0.1	20.1
Total operating expenses	499.4	5.8	(9.0)	496.2
OPERATING INCOME	107.2	3.8	(0.6)	110.4
Other income - net	3.0	10.7	(9.8)	3.9
Interest expense	15.8	11.3	(10.4)	16.7
INCOME BEFORE INCOME TAXES	94.4	3.2	—	97.6
Income taxes	36.8	(0.5)	—	36.3
Equity in earnings of consolidated companies, net of tax	—	57.6	(57.6)	—
NET INCOME	$57.6	$61.3	$(57.6)	$61.3

Condensed Consolidating Statement of Income for the three months ended March 31, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$315.9	$—	$—	$315.9
Electric utility	149.5	—	—	149.5
Other	—	9.5	(9.4)	0.1
Total operating revenues	465.4	9.5	(9.4)	465.5
OPERATING EXPENSES
Cost of gas sold	157.2	—	—	157.2
Cost of fuel & purchased power	50.2	—	—	50.2
Other operating	96.0	—	(9.2)	86.8
Depreciation & amortization	43.1	5.2	0.1	48.4
Taxes other than income taxes	17.1	0.4	—	17.5
Total operating expenses	363.6	5.6	(9.1)	360.1
OPERATING INCOME	101.8	3.9	(0.3)	105.4
Other income - net	1.9	9.7	(9.8)	1.8
Interest expense	16.2	11.8	(10.1)	17.9
INCOME BEFORE INCOME TAXES	87.5	1.8	—	89.3
Income taxes	34.8	(0.6)	—	34.2
Equity in earnings of consolidated companies, net of tax	—	52.7	(52.7)	—
NET INCOME	$52.7	$55.1	$(52.7)	$55.1

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$137.2	$18.8	$—	$156.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt - net of issuance costs	124.2	—	(124.2)	—
Additional capital contribution from parent	1.6	1.6	(1.6)	1.6
Requirements for:
Dividends to parent	(25.4)	(27.1)	25.4	(27.1)
Net change in intercompany short-term borrowings	(73.1)	85.6	(12.5)	—
Net change in short-term borrowings	—	(28.6)	—	(28.6)
Net cash used in financing activities	27.3	31.5	(112.9)	(54.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	25.4	(25.4)	—
Other investing activities	—	0.1	—	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(51.3)	(6.7)	—	(58.0)
Consolidated subsidiary investments	—	(1.6)	1.6	—
Net change in long-term intercompany notes receivable	—	(124.2)	124.2	—
Net change in short-term intercompany notes receivable	(85.6)	73.1	12.5	—
Net cash used in investing activities	(136.9)	(33.9)	112.9	(57.9)
Net change in cash & cash equivalents	27.6	16.4	—	44.0
Cash & cash equivalents at beginning of period	8.2	0.4	—	8.6
Cash & cash equivalents at end of period	$35.8	$16.8	$—	$52.6

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$168.5	$(7.0)	$(0.2)	$161.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution to parent	8.5	1.5	(8.5)	1.5
Requirements for:
Dividends to parent	(24.5)	(26.3)	24.5	(26.3)
Net change in intercompany short-term borrowings	(83.1)	28.9	54.2	—
Net change in short-term borrowings	—	(89.6)	—	(89.6)
Net cash used in financing activities	(99.1)	(85.5)	70.2	(114.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	24.5	(24.5)	—
Other investing activities	—	0.1	—	0.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(47.3)	(3.4)	0.2	(50.5)
Consolidated subsidiary investments	—	(8.5)	8.5	—
Net change in short-term intercompany notes receivable	(28.9)	83.1	(54.2)	—
Net cash used in investing activities	(76.2)	95.8	(70.0)	(50.4)
Net change in cash & cash equivalents	(6.8)	3.3	—	(3.5)
Cash & cash equivalents at beginning of period	12.5	0.8	—	13.3
Cash & cash equivalents at end of period	$5.7	$4.1	$—	$9.8

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $12.9 million and $10.7 million in the three months ended March 31, 2014 and 2013 respectively, as a component of operating revenues.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Supplemental Cash Flow Information

As of March 31, 2014 and December 31, 2013, the Company has accruals related to utility and nonutility plant purchases totaling approximately $13.0 million and $13.1 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Fuels, Inc. (Vectren Fuels)
Vectren Fuels, a wholly owned subsidiary of Vectren, owns coal mines from which SIGECO purchases coal used for electric generation.  The price of coal that is charged by Vectren Fuels to SIGECO is priced consistent with contracts reviewed by the OUCC and on file with the IURC.  Amounts purchased for the three months ended March 31, 2014 and 2013 totaled $30.8 million and $19.9 million, respectively.  Amounts owed to Vectren Fuels at March 31, 2014 and December 31, 2013 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Vectren Infrastructure Services Corporation (VISCO)
VISCO, a wholly owned subsidiary of Vectren, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide. In addition, VISCO also provides transmission pipeline construction and maintenance; pump station, compressor station, terminal and refinery construction; and hydrostatic testing to customers generally in the northern Midwest region. VISCO's customers include Utility Holdings’ utilities. Fees incurred by Utility Holdings and its subsidiaries totaled $11.4 million and $10.4 million for the three months ended March 31, 2014 and 2013, respectively.  Amounts owed to VISCO at March 31, 2014 and December 31, 2013 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2013 totaled $107.6 million.  The Company had no purchases during 2014 as a result of Proliance exiting the natural gas marketing business. The Company did not have any amounts owed to ProLiance for purchases at March 31, 2014 and at December 31, 2013.  Amounts charged by ProLiance for gas supply services were established by supply agreements with each utility. After the exit of the energy marketing business by ProLiance, the Company purchases gas supply from third parties and 83 percent is from a single third party.

Support Services & Purchases
Vectren provides corporate and general and administrative services to the Company and allocates certain costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries. These costs are allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2014 and 2013, Utility Holdings received corporate allocations totaling $14.7 million and $14.9 million, respectively.

The Company does not have share-based compensation plans and pension and other postretirement plans separate from Vectren and allocated costs include participation in Vectren's plans.  The allocation methodology for retirement costs is consistent with FASB guidance related to “multiemployer” benefit accounting.

7.	Commitments & Contingencies

Commitments
The Company has both firm and non-firm commitments to purchase natural gas, electricity, and coal as well as certain transportation and storage rights and certain contracts are firm commitments under five and ten year arrangements. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Legal & Regulatory Proceedings
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

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are included in the DRR. The order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $111 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $10.1 million and $9.3 million at March 31, 2014 and December 31, 2013, respectively. Due to the expiration of the initial five year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO approved a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order also approved an adjustment to the bill impact evaluation, limiting the resulting DRR rate per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals $187 million. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On May 1, 2014, the Company filed its annual request to adjust the DRR for recovery of costs incurred through December 31, 2013.

Regulatory assets are expected to continue to increase in future periods as post in service carrying costs are recognized in the statement of income and operating costs are deferred. Given the extension of the DRR as discussed above and the growth in rate base that has occurred since the last rate case, the expected growth from the capital expenditure plan outlined above and the growth in the regulatory assets balance, it is anticipated that the Company will file a general rate case for the inclusion in rate base the above costs near the expiration of the DRR. As such, the rate increase limits discussed above are not expected to be reached given this capital expenditure plan during the five year time frame.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application under this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. In addition, the order approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its annual filing on April 30, 2014.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post in service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North. At March 31, 2014 and December 31, 2013, the Company has regulatory assets totaling $13.2 million and $12.1 million, respectively, associated with the deferral of depreciation and debt-related post in service carrying cost activities.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally mandated investment, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

Requests for Recovery Under Indiana Regulatory Mechanisms
The Company filed in November 2013 for authority to recover appropriate costs related to its gas infrastructure replacement and improvement programs in Indiana, including costs associated with existing pipeline safety regulations, using the mechanisms allowed under Senate Bill 251 and Senate Bill 560. The combined Vectren South and Vectren North Indiana filing requests recovery of the capital expenditures associated with the infrastructure replacement and improvement plan pursuant to the legislation, estimated to be approximately $865 million combined, inclusive of an estimated $30 million of possible economic development related expenditures, over the seven year period beginning in 2014. The plan also includes approximately $13 million of combined annual operating costs associated with pipeline safety rules. Intervening parties to the proceeding filed testimony that generally supports the Company's plan and the mechanism for recovery. A hearing in this proceeding was held May 8, 2014. An order is expected later in 2014.

Vectren South Electric Environmental Compliance Filing
On January 17, 2014, Vectren South filed a request with the IURC for approval of capital investments estimated to be between $70 million and $90 million on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2016. Roughly half of the investment will be made to control mercury in both air and water emissions. The remaining investment will be made to address EPA concerns on alleged increases in sulfur trioxide emissions. Although the Company believes these investments are recoverable as a federally mandated investment under Senate Bill 251, the Company has requested deferred accounting treatment in lieu of timely recovery to avoid immediate customer impacts. The accounting treatment request seeks deferral of depreciation and property tax expense related to these investments, accrual of post in service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The Company filed its case-in-chief on March 14, 2014, intervening parties are scheduled to file their testimony on May 21, 2014, and a hearing is scheduled for July 9, 2014.

Coal Procurement Procedures
Vectren South submitted a request for proposal (RFP) in April 2011 regarding coal purchases for a four year period beginning in 2012. After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc. Consistent with the IURC direction in the Company’s last electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures.  In March 2012, the IURC issued its order in that sub docket which concluded that Vectren South’s 2011 RFP process resulted in the lowest fuel cost reasonably possible.   The IURC has, and will continue to, regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and will be recovered over a six year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1, 2012.  The total balance deferred for recovery through the Company’s FAC, starting February 2014, was $42.4 million, of which $40.6 million remains as of March 31, 2014.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South electric service territory that complied with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.  For the three months ended March 31, 2014, the Company recognized Electric revenue of $1.6 million associated with this approved lost margin recovery mechanism.

On March 28, 2014, Senate Bill 340 was signed into law. This legislation ends electric DSM programs on December 31, 2014 that have been conducted to meet the energy savings requirements established in the Commission's 2009 order. The legislation also allows for industrial customers to opt out of participating in future energy efficiency programs. Indiana's Governor has requested that the Commission make new recommendations for energy efficiency programs to be proposed for 2015 and beyond, and has also asked the legislature to consider further legislation requiring some level of utility sponsored energy efficiency programs. The Company plans to file a request for Commission approval of a new portfolio of DSM programs by May 30, 2014 to be effective in January 2015.

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

FERC Return on Equity Complaint
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. In the event a refund is required upon resolution of the complaint, the parties are seeking a refund calculated as of the filing date of the complaint. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. In addition to the group response, the Company filed a supplemental response, stating that if FERC allows the complaint to go forward, the complaint should not be applied to the Company’s recently completed Gibson-Brown-Reid 345 Kv transmission line investment. As of March 31, 2014, the Company had invested approximately $157.6 million in qualifying projects. The net plant balance for these projects totaled $146.1 million at March 31, 2014.

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

9.	Legislative & Environmental Matters

Indiana Senate Bill 1
In March 2014, Indiana Senate Bill 1 was signed into law.  This legislation phases in a 1.6 percent rate reduction to the Indiana Adjusted Gross Income Tax Rate for corporations over a six year period. Pursuant to this legislation, the tax rate will be lowered by 0.25 percent each year for the first five years and 0.35 percent in year six beginning on July 1, 2016 to the final rate of 4.9 percent effective July 1, 2021. Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the first quarter of 2014, the period of enactment. The impact was not material to results of operations.

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

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. In April 2014, the US Supreme Court upheld the CSAPR. The EPA has yet to state its plans for implementation of the CSAPR since the Court's decision on April 29th. While it is possible that the EPA could revise the rule prior to implementation, the Company does not anticipate a significant impact from the Court's decision based upon the investments it has already made in pollution control technology to meet the requirements of CAIR. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Environmental Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Multiple judicial challenges were filed and the EPA agreed to reconsider MATS requirements for new construction, as the requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013. In April 2014, the U.S. Court of Appeals for the D.C. Circuit rejected various challenges to the rule for existing sources that were brought by industry and state petitioners. The Company continues to proceed with its MATS compliance strategy. This plan is currently before the IURC for approval, and the Company anticipates full compliance by the applicable deadlines.

Notice of Violation for A.B. Brown Power Plant
The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. Based on the Company's understanding of the New Source Review provisions in effect when the equipment was installed, it is the Company's position that its SCR project was exempt from such requirements. The Company is currently in discussions with the EPA to resolve this NOV.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to each state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in May 2014.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

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

Conclusions Regarding Air and Water Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included SCR systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with AGC (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

Coal Ash Waste Disposal & Ash Ponds
In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The alternatives include regulating coal combustion by-products that are not being beneficially reused as hazardous waste.  The EPA did not offer a preferred alternative, but took public comment on multiple alternative regulations.  Rules have not been finalized given oversight hearings, congressional interest, and other factors. Recently EPA entered into a consent decree in which it agreed to finalize by December 2014 its determination whether to regulate ash as hazardous waste, or the less stringent solid waste designation.

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

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed. On May 6, 2014, the White House released a report on climate change and the impacts it has on regions within the United States, including the Midwest.  The Company is currently assessing and evaluating the report to determine its impact to the Company.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251 as referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2014 and December 31, 2013, approximately $5.2 million and $5.7 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

10.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2014		December 31, 2013
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,257.2	$1,367.3	$1,257.1	$1,317.4
Short-term borrowings	—	—	28.6	28.6
Cash & cash equivalents	52.6	52.6	8.6	8.6

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

Under current regulatory treatment, call premiums on reacquisition of utility-related long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition of this debt would not be expected to have a material effect on the Company's results of operations.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Revenues
Gas Utility Services	$443.6	$315.9
Electric Utility Services	163.0	149.5
Other Operations	9.6	9.5
Eliminations	(9.6)	(9.4)
Total revenues	$606.6	$465.5
Profitability Measure - Net Income
Gas Utility Services	$38.3	$38.1
Electric Utility Services	19.3	14.6
Other Operations	3.7	2.4
Total net income	$61.3	$55.1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Utility Holdings, Inc. (the Company, Utility Holdings, or VUHI), an Indiana corporation, was formed on March 31, 2000 to serve as the intermediate holding company for Vectren Corporation’s (Vectren) three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and Vectren Energy Delivery of Ohio, Inc. (VEDO).  Utility Holdings also earns a return on shared assets that provide information technology and other services to the three utilities.  Vectren, an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana and was organized on June 10, 1999.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).

Indiana Gas provides energy delivery services to approximately 581,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 143,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west central Ohio. The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2013 annual report filed on Form 10-K.

In the first quarter of 2014, Utility Holdings' earnings were $61.3 million, compared to $55.1 million in 2013. The 2014 increase is driven by customer growth, large customer usage, margin from Ohio infrastructure replacement programs, favorable interest and the impact of the colder than normal weather, offset somewhat by weather driven operating cost increases.

Gas Utility Services
During the first quarter of 2014, Gas Utility Services earned $38.3 million compared to earnings of $38.1 million in the first quarter of 2013. Though customer margin increased in 2014 from small customer growth and large customer usage, this increase was offset by increased operating expenses that were driven by weather-related maintenance of the gas system, including employee overtime.

Electric Utility Services
During the first quarter of 2014, Electric Utility Services' earnings were $19.3 million, compared to $14.6 million in the first quarter of 2013. Management estimates the impact of weather on retail electric margin to be approximately $3.5 million favorable in the first quarter of 2014 compared to first quarter 2013. The colder than normal weather also favorably impacted margin from wholesale operations, primarily due to higher prices. Earnings in 2014 were also favorably impacted by lower operating and interest expense.

Other Utility Operations
In the first quarter of 2014, earnings from Other Utility operations were $3.7 million, compared to $2.4 million in 2013. The increase is primarily driven by an increase in interest income and a decrease in interest expense compared to 2013.

Results of Operations
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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Gas utility revenues	$443.6	$315.9
Cost of gas sold	270.9	157.2
Total gas utility margin	$172.7	$158.7
Margin attributed to:
Residential & commercial customers	$123.2	$120.5
Industrial customers	18.8	17.3
Other	3.6	3.0
Regulatory expense recovery mechanisms	27.1	17.9
Total gas utility margin	$172.7	$158.7
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	65.6	55.1
Industrial customers	36.0	31.0
Total sold & transported volumes	101.6	86.1

Gas Utility margins were $172.7 million for the three months ended March 31, 2014, and compared to 2013, increased $14.0 million in the quarter. Customer margin increased $2.9 million compared to the first quarter of 2013 from small customer growth and large customer usage. Additionally, margin was favorably impacted $0.9 million by returns from infrastructure replacement programs, particularly in Ohio. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 122 percent of normal in Ohio and 115 percent of normal in Indiana during first quarter 2014, compared to 107 percent of normal in Ohio and 101 percent of normal in Indiana during 2013, had an approximate $0.4 million favorable impact on small customer margin. Weather was also the primary driver in the higher volumetric pass through costs, which increased $9.2 million compared to the prior year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Electric utility revenues	$163.0	$149.5
Cost of fuel & purchased power	57.0	50.2
Total electric utility margin	$106.0	$99.3
Margin attributed to:
Residential & commercial customers	$64.3	$60.7
Industrial customers	26.0	26.1
Other	0.9	0.8
Regulatory expense recovery mechanisms	4.8	2.5
Subtotal: retail	$96.0	$90.1
Wholesale power & transmission system margin	10.0	9.2
Total electric utility margin	$106.0	$99.3
Electric volumes sold in GWh attributed to:
Residential & commercial customers	719.1	671.3
Industrial customers	660.1	659.3
Other customers	6.0	5.8
Total retail volumes sold	1,385.2	1,336.4

Retail
Electric retail utility margins were $96.0 million for the three months ended March 31, 2014, and, compared to 2013, increased by $5.9 million. Electric results are not protected by weather normalizing mechanisms which resulted in a $3.5 million increase in small customer margin as heating degree days in the first quarter of 2014 were 115 percent of normal compared to 101 percent of normal in 2013. Margin from regulatory expense recovery mechanisms increased $2.3 million in the first quarter of 2014 compared to first quarter of 2013 driven primarily by a corresponding increase in operating expenses associated with the electric state-mandated conservation programs.

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

	Three Months Ended
	March 31,
(In millions)	2014	2013
Transmission system margin	$6.1	$6.6
Off-system margin	3.9	2.6
Total wholesale margin	$10.0	$9.2

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $6.1 million and $6.6 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had invested approximately $157.6 million in qualifying projects. The net plant balance for these projects totaled $146.1 million at March 31, 2014. These projects include an interstate 345 Kv transmission line that connects Vectren’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Although currently being challenged as discussed below in Rate and Regulatory Matters, once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance, and operating expenses are also recovered. The 345 Kv project is the largest of these qualifying projects, with a cost of $106.7 million that earned the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the three months ended March 31, 2014, margin from off-system sales was $3.9 million, compared to $2.6 million for the three months ended March 31, 2013. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing as well as an increase primarily related to weather.

Operating Expenses

Other Operating
For the three months ended March 31, 2014, other operating expenses were $98.3 million, an increase of $11.5 million, compared to first quarter of 2013. Costs that are recovered directly in margin account for $8.4 million of the increase. Excluding these pass through costs, other operating expenses increased $3.1 million year to date, compared to the same period in 2013, primarily associated with increased energy delivery expenses due to the harsh winter weather in the first quarter 2014.

Depreciation & Amortization
In the first quarter of 2014, depreciation and amortization expense was $49.9 million, compared to $48.4 million in 2013. The increase reflects increased plant placed into service.

Taxes Other Than Income Taxes
For the first quarter of 2014, taxes other than income taxes were $20.1 million compared to $17.5 million for the period in 2013. The increase of $2.6 million is primarily due to higher revenue taxes associated with increased consumption and higher gas costs. These taxes are primarily revenue-related taxes and are offset dollar-for-dollar with lower gas utility and electric utility revenues.

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

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are included in the DRR. The order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $111 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $10.1 million and $9.3 million at March 31, 2014 and December 31, 2013, respectively. Due to the expiration of the initial five year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO approved a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order also approved an adjustment to the bill impact evaluation, limiting the resulting DRR rate per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals $187 million. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On May 1, 2014, the Company filed its annual request to adjust the DRR for recovery of costs incurred through December 31, 2013.

Regulatory assets are expected to continue to increase in future periods as post in service carrying costs are recognized in the statement of income and operating costs are deferred. Given the extension of the DRR as discussed above and the growth in rate base that has occurred since the last rate case, the expected growth from the capital expenditure plan outlined above and the growth in the regulatory assets balance, it is anticipated that the Company will file a general rate case for the inclusion in rate base the above costs near the expiration of the DRR. As such, the rate increase limits discussed above are not expected to be reached given this capital expenditure plan during the five year time frame.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application under this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. In addition, the order approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its annual filing on April 30, 2014.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post in service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North. At March 31, 2014 and December 31, 2013, the Company has regulatory assets totaling $13.2 million and $12.1 million, respectively, associated with the deferral of depreciation and debt-related post in service carrying cost activities.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally mandated investment, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

Requests for Recovery Under Indiana Regulatory Mechanisms
The Company filed in November 2013 for authority to recover appropriate costs related to its gas infrastructure replacement and improvement programs in Indiana, including costs associated with existing pipeline safety regulations, using the mechanisms allowed under Senate Bill 251 and Senate Bill 560. The combined Vectren South and Vectren North Indiana filing requests recovery of the capital expenditures associated with the infrastructure replacement and improvement plan pursuant to the legislation, estimated to be approximately $865 million combined, inclusive of an estimated $30 million of possible economic development related expenditures, over the seven year period beginning in 2014. The plan also includes approximately $13 million of combined annual operating costs associated with pipeline safety rules. Intervening parties to the proceeding filed testimony that generally supports the Company's plan and the mechanism for recovery. A hearing in this proceeding was held May 8, 2014. An order is expected later in 2014.

Vectren South Electric Environmental Compliance Filing

On January 17, 2014, Vectren South filed a request with the IURC for approval of capital investments estimated to be between $70 million and $90 million on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2016. Roughly half of the investment will be made to control mercury in both air and water emissions. The remaining investment will be made to address EPA concerns on alleged increases in sulfur trioxide emissions. Although the Company believes these investments are recoverable as a federally mandated investment under Senate Bill 251, the Company has requested deferred accounting treatment in lieu of timely recovery to avoid immediate customer impacts. The accounting treatment request seeks deferral of depreciation and property tax expense related to these investments, accrual of post in service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The Company filed its case-in-chief on March 14, 2014, intervening parties are scheduled to file their testimony on May 21, 2014, and a hearing is scheduled for July 9, 2014.

Coal Procurement Procedures

Vectren South submitted a request for proposal (RFP) in April 2011 regarding coal purchases for a four year period beginning in 2012. After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc. Consistent with the IURC direction in the Company’s last electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures.  In March 2012, the IURC issued its order in that sub docket which concluded that Vectren South’s 2011 RFP process resulted in the lowest fuel cost reasonably possible.   The IURC has, and will continue to, regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and will be recovered over a six year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1,

2012.  The total balance deferred for recovery through the Company’s FAC, starting February 2014, was $42.4 million, of which $40.6 million remains as of March 31, 2014.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South electric service territory that complied with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.  For the three months ended March 31, 2014, the Company recognized Electric revenue of $1.6 million associated with this approved lost margin recovery mechanism.

On March 28, 2014, Senate Bill 340 was signed into law. This legislation ends electric DSM programs on December 31, 2014 that have been conducted to meet the energy savings requirements established in the Commission's 2009 order. The legislation also allows for industrial customers to opt out of participating in future energy efficiency programs. Indiana's Governor has requested that the Commission make new recommendations for energy efficiency programs to be proposed for 2015 and beyond, and has also asked the legislature to consider further legislation requiring some level of utility sponsored energy efficiency programs. The Company plans to file a request for Commission approval of a new portfolio of DSM programs by May 30, 2014 to be effective in January 2015.

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

FERC Return on Equity Complaint

On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. In the event a refund is required upon resolution of the complaint, the parties are seeking a refund calculated as of the filing date of the complaint. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. In addition to the group response, the Company filed a supplemental response, stating that if FERC allows the complaint to go forward, the complaint should not be applied to the Company’s recently completed Gibson-Brown-Reid 345 Kv transmission line investment. As of March 31, 2014, the Company had invested approximately $157.6 million in qualifying projects. The net plant balance for these projects totaled $146.1 million at March 31, 2014.

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

Legislative & Environmental Matters

Indiana Senate Bill 1

In March 2014, Indiana Senate Bill 1 was signed into law.  This legislation phases in a 1.6 percent rate reduction to the Indiana Adjusted Gross Income Tax Rate for corporations over a six year period. Pursuant to this legislation, the tax rate will be lowered by 0.25 percent each year for the first five years and 0.35 percent in year six beginning on July 1, 2016 to the final rate of 4.9 percent effective July 1, 2021. Pursuant to FASB guidance, the Company accounted for the effect of the change in tax law on its deferred taxes in the first quarter of 2014, the period of enactment. The impact was not material to results of operations.

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

Air Quality

Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in

June 2013 the Supreme Court agreed to review the lower court decision. In April 2014, the US Supreme Court upheld the CSAPR. The EPA has yet to state its plans for implementation of the CSAPR since the Court's decision on April 29th. While it is possible that the EPA could revise the rule prior to implementation, the Company does not anticipate a significant impact from the Court's decision based upon the investments it has already made in pollution control technology to meet the requirements of CAIR. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Environmental Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Multiple judicial challenges were filed and the EPA agreed to reconsider MATS requirements for new construction, as the requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013. In April 2014, the U.S. Court of Appeals for the D.C. Circuit rejected various challenges to the rule for existing sources that were brought by industry and state petitioners. The Company continues to proceed with its MATS compliance strategy. This plan is currently before the IURC for approval, and the Company anticipates full compliance by the applicable deadlines.

Notice of Violation for A.B. Brown Power Plant
The Company received a notice of violation (NOV) from the EPA in November 2011 pertaining to its A.B. Brown power plant.  The NOV asserts that when the power plant was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. Based on the Company's understanding of the New Source Review provisions in effect when the equipment was installed, it is the Company's position that its SCR project was exempt from such requirements. The Company is currently in discussions with the EPA to resolve this NOV.

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

Water

Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized, the regulation will leave it to each state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in May 2014.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could approximate $40 million if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recovered under Indiana Senate Bill 251 referenced above.

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

Conclusions Regarding Air and Water Regulations

To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included SCR systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with AGC (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

Coal Ash Waste Disposal & Ash Ponds

In June 2010, the EPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.  The alternatives include regulating coal combustion by-products that are not being beneficially reused as hazardous waste.  The EPA did not offer a preferred alternative, but took public comment on multiple alternative regulations.  Rules have not been finalized given oversight hearings, congressional interest, and other factors. Recently EPA entered into a consent decree in which it agreed to finalize by December 2014 its determination whether to regulate ash as hazardous waste, or the less stringent solid waste designation.

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

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed. On May 6, 2014, the White House released a report on climate change and the impacts it has on regions within the United States, including the Midwest.  The Company is currently assessing and evaluating the report to determine its impact to the Company.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251 as referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2014 and December 31, 2013, approximately $5.2 million and $5.7 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiary operations.  Vectren does not guarantee Utility Holdings’ debt.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  The guarantees are full and unconditional and joint and several, and Utility Holdings has no direct subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the consolidated financial statements.  Utility Holdings’ long-term debt outstanding at March 31, 2014 approximated $875 million. As of March 31, 2014, Utility Holdings had no short-term borrowings outstanding and approximately $10 million of cash invested in money market funds. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at March 31, 2014, was approximately $382 million. Utility Holdings’ operations have historically been the primary funding source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2014, are A-/A2 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/Aa3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable. A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 50-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 54 percent of long-term capitalization at March 31, 2014 and 53 percent at December 31, 2013.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2014, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so.  Given the Company's intent to maintain a balanced long-term capitalization ratio, it anticipates funding future capital expenditures and dividends principally through internally generated funds and modest amounts of incremental long-term debt. However, the resources required for capital investment remain uncertain for a variety of factors including pending legislative and regulatory initiatives involving gas pipeline infrastructure replacement; and expanded EPA regulations for air, water, and fly ash. These regulations may result in the need to raise additional debt and equity capital in the coming years. The timing and amount of such investments depends on a variety of factors, including available liquidity.

Consolidated Short-Term Borrowing Arrangements
At March 31, 2014, the Company has $350 million of short-term borrowing capacity.  No borrowings were outstanding at March 31, 2014. This short-term credit facility was renewed in November 2011 and is available through September 2016.  The maximum limit of the facility remained unchanged. This facility is used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded its short-term borrowing needs through the commercial paper market and expects to use the short-term borrowing facility in instances where the commercial paper market is not efficient.

Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2014	2013
As of March 31
Balance Outstanding	$—	$27.1
Weighted Average Interest Rate	n/a	0.36%
Quarterly Average - March 31
Balance Outstanding	$1.9	$63.1
Weighted Average Interest Rate	0.26%	0.38%
Maximum Month End Balance Outstanding	$—	$75.1

Potential Uses of Liquidity

Pension Funding Obligations

Vectren's management currently anticipates making no contributions to its qualified pension plans in 2014. As such, Utility Holdings will make no funding contribution to Vectren in 2014.

Other Letters of Credit
As of March 31, 2014, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at March 31, 2014.

Planned Capital Expenditures
Utility capital expenditures are estimated at $310 million for the remainder of 2014.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $156.0 million and $161.3 million for the three months ended March 31, 2014 and 2013, respectively.

Financing Cash Flow
Net cash flow required for financing activities was $54.1 million and $114.4 million during the three months ended March 31, 2014 and 2013, respectively.  Financing activity in both periods presented reflect the payment of dividends and the repayment of short-term borrowings. Decrease in cash flow required for financing activities primarily reflects a greater payoff of short term borrowings in first quarter 2013 compared to first quarter 2014.

Investing Cash Flow
Cash flow required for investing activities was $57.9 million and $50.4 million during the three months ended March 31, 2014 and 2013, respectively.  The primary use of cash in both periods presented reflect capital expenditures for utility plant.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren Utility Holdings, Inc. 2013 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS & PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren Utility Holdings 2013 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 15, 2014	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President, Finance and Assistant Treasurer
(Principal Accounting Officer)