Form 10-Q
period 2017-03-31
VECTREN UTILITY HOLDINGS INC
filed 2017-05-15
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐                                                                                                        Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)                              Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	April 28, 2017
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports, including those of its wholly owned subsidiaries, free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: David E. Parker Director, Investor Relations vvcir@vectren.com

Definitions

The Administration: Executive Office of the President of the United States	IRP: Integrated Resource Plan
AFUDC: allowance for funds used during construction	IURC: Indiana Utility Regulatory Commission
ASC: Accounting Standards Codification	kV: Kilovolt
ASU: Accounting Standards Update	MCF / BCF: thousands / billions of cubic feet
BTU / MMBTU: British thermal units / millions of BTU	MDth / MMDth: thousands / millions of dekatherms
DOT: Department of Transportation	MISO: Midcontinent Independent System Operator
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	OUCC: Indiana Office of the Utility Consumer Counselor
FERC: Federal Energy Regulatory Commission	PHMSA: Pipeline and Hazardous Materials Safety Administration
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
GCA: Gas Cost Adjustment	XBRL: eXtensible Business Reporting Language
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash & cash equivalents	$6.8	$9.4
Accounts receivable - less reserves of $4.9 & $4.1, respectively	95.7	102.6
Accrued unbilled revenues	75.9	112.0
Inventories	105.9	119.0
Recoverable fuel & natural gas costs	27.1	29.9
Prepayments & other current assets	20.9	38.6
Total current assets	332.3	411.5
Utility Plant
Original cost	6,633.9	6,545.4
Less: accumulated depreciation & amortization	2,609.0	2,562.5
Net utility plant	4,024.9	3,982.9
Investments in unconsolidated affiliates	0.2	0.2
Other investments	22.5	21.3
Nonutility plant - net	165.2	164.8
Goodwill	205.0	205.0
Regulatory assets	222.2	206.2
Other assets	48.2	49.0
TOTAL ASSETS	$5,020.5	$5,040.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2017	December 31, 2016
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$140.3	$205.4
Payables to other Vectren companies	22.7	25.4
Accrued liabilities	166.5	140.1
Short-term borrowings	101.4	194.4
Current maturities of long-term debt	49.1	49.1
Total current liabilities	480.0	614.4
Long-Term Debt - Net of Current Maturities	1,331.2	1,331.0

Deferred Credits & Other Liabilities
Deferred income taxes	881.9	854.5
Regulatory liabilities	462.0	453.7
Deferred credits & other liabilities	164.5	163.3
Total deferred credits & other liabilities	1,508.4	1,471.5
Commitments & Contingencies (Notes 7 - 10)
Common Shareholder's Equity
Common stock (no par value)	872.7	831.2
Retained earnings	828.2	792.8
Total common shareholder's equity	1,700.9	1,624.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$5,020.5	$5,040.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES
Gas utility	$292.8	$281.2
Electric utility	132.1	142.1
Other	0.1	0.1
Total operating revenues	425.0	423.4
OPERATING EXPENSES
Cost of gas sold	112.9	111.6
Cost of fuel & purchased power	41.2	44.2
Other operating	85.6	89.4
Depreciation & amortization	57.4	53.6
Taxes other than income taxes	14.4	17.1
Total operating expenses	311.5	315.9
OPERATING INCOME	113.5	107.5
Other income - net	7.0	5.6
Interest expense	17.6	17.5
INCOME BEFORE INCOME TAXES	102.9	95.6
Income taxes	37.0	34.5
NET INCOME	$65.9	$61.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65.9	$61.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	57.4	53.6
Deferred income taxes & investment tax credits	25.1	22.7
Expense portion of pension & postretirement benefit cost	0.9	1.0
Provision for uncollectible accounts	2.0	2.7
Other non-cash items - net	(0.1)	1.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	41.0	27.3
Inventories	13.1	12.6
Recoverable/refundable fuel & natural gas costs	2.8	(16.8)
Prepayments & other current assets	16.6	18.0
Accounts payable, including to Vectren companies & affiliated companies	(56.7)	(43.5)
Accrued liabilities	26.4	26.9
Cash to fund pension plans	—	(15.0)
Changes in noncurrent assets	(5.5)	(7.8)
Changes in noncurrent liabilities	(1.9)	2.1
Net cash provided by operating activities	187.0	146.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from additional capital contribution	41.5	26.5
Requirements for dividends to parent	(30.5)	(29.0)
Net change in short-term borrowings	(93.0)	(14.5)
Net cash used in financing activities	(82.0)	(17.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Requirements for:
Capital expenditures, excluding AFUDC equity	(108.5)	(88.4)
Changes in restricted cash	0.9	—
Net cash used in investing activities	(107.6)	(88.4)
Net change in cash & cash equivalents	(2.6)	41.3
Cash & cash equivalents at beginning of period	9.4	6.2
Cash & cash equivalents at end of period	$6.8	$47.5

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

Indiana Gas provides energy delivery services to approximately 597,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west-central Ohio.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO, are guarantors of the Company's $350 million in short-term credit facilities, of which $101 million was outstanding at March 31, 2017, and the Company's $996 million in unsecured senior notes outstanding at March 31, 2017.  The guarantees are full and unconditional and joint and several, and the Company has no subsidiaries other than the subsidiary guarantors.  However, it does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are wholly owned, separate from the parent company’s operations is required.  Following are condensed consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of March 31, 2017 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$6.5	$0.3	$—	$6.8
Accounts receivable - less reserves	95.5	0.2	—	95.7
Intercompany receivables	30.9	110.0	(140.9)	—
Accrued unbilled revenues	75.9	—	—	75.9
Inventories	105.9	—	—	105.9
Recoverable fuel & natural gas costs	27.1	—	—	27.1
Prepayments & other current assets	17.5	6.2	(2.8)	20.9
Total current assets	359.3	116.7	(143.7)	332.3
Utility Plant
Original cost	6,633.5	0.4	—	6,633.9
Less: accumulated depreciation & amortization	2,609.0	—	—	2,609.0
Net utility plant	4,024.5	0.4	—	4,024.9
Investments in consolidated subsidiaries	—	1,621.9	(1,621.9)	—
Notes receivable from consolidated subsidiaries	—	945.4	(945.4)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	22.1	0.4	—	22.5
Nonutility plant - net	1.7	163.5	—	165.2
Goodwill - net	205.0	—	—	205.0
Regulatory assets	206.2	16.0	—	222.2
Other assets	53.1	4.0	(8.9)	48.2
TOTAL ASSETS	$4,872.1	$2,868.3	$(2,719.9)	$5,020.5

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$134.8	$5.5	$—	$140.3
Intercompany payables	18.9	—	(18.9)	—
Payables to other Vectren companies	22.7	—	—	22.7
Accrued liabilities	149.1	20.2	(2.8)	166.5
Short-term borrowings	—	101.4	—	101.4
Intercompany short-term borrowings	91.1	30.9	(122.0)	—
Current maturities of long-term debt	49.1	—	—	49.1
Total current liabilities	465.7	158.0	(143.7)	480.0
Long-Term Debt
Long-term debt	335.4	995.8	—	1,331.2
Long-term debt due to VUHI	945.4	—	(945.4)	—
Total long-term debt - net	1,280.8	995.8	(945.4)	1,331.2
Deferred Credits & Other Liabilities
Deferred income taxes	878.7	3.2	—	881.9
Regulatory liabilities	460.8	1.2	—	462.0
Deferred credits & other liabilities	164.2	9.2	(8.9)	164.5
Total deferred credits & other liabilities	1,503.7	13.6	(8.9)	1,508.4
Common Shareholder's Equity
Common stock (no par value)	845.9	872.7	(845.9)	872.7
Retained earnings	776.0	828.2	(776.0)	828.2
Total common shareholder's equity	1,621.9	1,700.9	(1,621.9)	1,700.9
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,872.1	$2,868.3	$(2,719.9)	$5,020.5

Condensed Consolidating Balance Sheet as of December 31, 2016 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$7.6	$1.8	$—	$9.4
Accounts receivable - less reserves	102.4	0.2	—	102.6
Intercompany receivables	17.5	157.1	(174.6)	—
Accrued unbilled revenues	112.0	—	—	112.0
Inventories	119.0	—	—	119.0
Recoverable fuel & natural gas costs	29.9	—	—	29.9
Prepayments & other current assets	36.5	4.4	(2.3)	38.6
Total current assets	424.9	163.5	(176.9)	411.5
Utility Plant
Original cost	6,545.4	—	—	6,545.4
Less: accumulated depreciation & amortization	2,562.5	—	—	2,562.5
Net utility plant	3,982.9	—	—	3,982.9
Investments in consolidated subsidiaries	—	1,577.2	(1,577.2)	—
Notes receivable from consolidated subsidiaries	—	945.4	(945.4)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	20.9	0.4	—	21.3
Nonutility plant - net	1.7	163.1	—	164.8
Goodwill - net	205.0	—	—	205.0
Regulatory assets	190.0	16.2	—	206.2
Other assets	53.9	3.7	(8.6)	49.0
TOTAL ASSETS	$4,879.5	$2,869.5	$(2,708.1)	$5,040.9

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$194.6	$10.8	$—	$205.4
Intercompany payables	14.8	—	(14.8)	—
Payables to other Vectren companies	25.4	—	—	25.4
Accrued liabilities	126.0	16.4	(2.3)	140.1
Short-term borrowings	—	194.4	—	194.4
Intercompany short-term borrowings	142.3	17.5	(159.8)	—
Current maturities of long-term debt	49.1	—	—	49.1
Total current liabilities	552.2	239.1	(176.9)	614.4
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	335.2	995.8	—	1,331.0
Long-term debt due to VUHI	945.4	—	(945.4)	—
Total long-term debt - net	1,280.6	995.8	(945.4)	1,331.0
Deferred Credits & Other Liabilities
Deferred income taxes	855.4	(0.9)	—	854.5
Regulatory liabilities	452.4	1.3	—	453.7
Deferred credits & other liabilities	161.7	10.2	(8.6)	163.3
Total deferred credits & other liabilities	1,469.5	10.6	(8.6)	1,471.5
Common Shareholder's Equity
Common stock (no par value)	844.4	831.2	(844.4)	831.2
Retained earnings	732.8	792.8	(732.8)	792.8
Total common shareholder's equity	1,577.2	1,624.0	(1,577.2)	1,624.0
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,879.5	$2,869.5	$(2,708.1)	$5,040.9

Condensed Consolidating Statement of Income for the three months ended March 31, 2017 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$292.8	$—	$—	$292.8
Electric utility	132.1	—	—	132.1
Other	—	11.4	(11.3)	0.1
Total operating revenues	424.9	11.4	(11.3)	425.0
OPERATING EXPENSES
Cost of gas sold	112.9	—	—	112.9
Cost of fuel & purchased power	41.2	—	—	41.2
Other operating	96.7	—	(11.1)	85.6
Depreciation & amortization	51.1	6.3	—	57.4
Taxes other than income taxes	13.9	0.5	—	14.4
Total operating expenses	315.8	6.8	(11.1)	311.5
OPERATING INCOME	109.1	4.6	(0.2)	113.5
Other income - net	6.7	12.2	(11.9)	7.0
Interest expense	16.9	12.8	(12.1)	17.6
INCOME BEFORE INCOME TAXES	98.9	4.0	—	102.9
Income taxes	37.4	(0.4)	—	37.0
Equity in earnings of consolidated companies, net of tax	—	61.5	(61.5)	—
NET INCOME	$61.5	$65.9	$(61.5)	$65.9

Condensed Consolidating Statement of Income for the three months ended March 31, 2016 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$281.2	$—	$—	$281.2
Electric utility	142.1	—	—	142.1
Other	—	10.6	(10.5)	0.1
Total operating revenues	423.3	10.6	(10.5)	423.4
OPERATING EXPENSES
Cost of gas sold	111.6	—	—	111.6
Cost of fuel & purchased power	44.2	—	—	44.2
Other operating	99.4	—	(10.0)	89.4
Depreciation & amortization	47.6	6.0	—	53.6
Taxes other than income taxes	16.6	0.5	—	17.1
Total operating expenses	319.4	6.5	(10.0)	315.9
OPERATING INCOME	103.9	4.1	(0.5)	107.5
Other income - net	4.6	12.3	(11.3)	5.6
Interest expense	16.9	12.4	(11.8)	17.5
INCOME BEFORE INCOME TAXES	91.6	4.0	—	95.6
Income taxes	34.6	(0.1)	—	34.5
Equity in earnings of consolidated companies, net of tax	—	57.0	(57.0)	—
NET INCOME	$57.0	$61.1	$(57.0)	$61.1

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$176.0	$11.0	$—	$187.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	1.5	41.5	(1.5)	41.5
Requirements for:
Dividends to parent	(18.3)	(30.5)	18.3	(30.5)
Net change in intercompany short-term borrowings	(51.2)	13.4	37.8	—
Net change in short-term borrowings	—	(93.0)	—	(93.0)
Net cash used in financing activities	(68.0)	(68.6)	54.6	(82.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	18.3	(18.3)	—
Requirements for:
Capital expenditures, excluding AFUDC equity	(96.6)	(11.9)	—	(108.5)
Consolidated subsidiary investments	—	(1.5)	1.5	—
Changes in restricted cash	0.9	—	—	0.9
Net change in short-term intercompany notes receivable	(13.4)	51.2	(37.8)	—
Net cash used in investing activities	(109.1)	56.1	(54.6)	(107.6)
Net change in cash & cash equivalents	(1.1)	(1.5)	—	(2.6)
Cash & cash equivalents at beginning of period	7.6	1.8	—	9.4
Cash & cash equivalents at end of period	$6.5	$0.3	$—	$6.8

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$134.8	$11.9	$—	$146.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	109.4	—	(109.4)	—
Additional capital contribution from parent	26.5	26.5	(26.5)	26.5
Requirements for:
Dividends to parent	(27.2)	(29.0)	27.2	(29.0)
Net change in intercompany short-term borrowings	(126.8)	26.7	100.1	—
Net change in short-term borrowings	—	(14.5)	—	(14.5)
Net cash used in financing activities	(18.1)	9.7	(8.6)	(17.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	27.2	(27.2)	—
Requirements for:
Capital expenditures, excluding AFUDC equity	(81.7)	(6.7)	—	(88.4)
Consolidated subsidiary investments	—	(26.5)	26.5	—
Net change in long-term intercompany notes receivable	—	(109.4)	109.4	—
Net change in short-term intercompany notes receivable	(26.7)	126.8	(100.1)	—
Net cash used in investing activities	(108.4)	11.4	8.6	(88.4)
Net change in cash & cash equivalents	8.3	33.0	—	41.3
Cash & cash equivalents at beginning of period	5.5	0.7	—	6.2
Cash & cash equivalents at end of period	$13.8	$33.7	$—	$47.5

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes billed to customers, which totaled $9.4 million in each of the three months ended March 31, 2017 and 2016, as a component of operating revenues. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Supplemental Cash Flow Information

As of March 31, 2017 and December 31, 2016, the Company had accruals related to utility and nonutility plant purchases totaling approximately $19.1 million and $27.4 million, respectively.

6.	Transactions with Other Vectren Companies and Affiliates

Vectren Infrastructure Services Corporation (VISCO)
VISCO, a wholly owned subsidiary of the Company's parent, provides underground pipeline construction and repair services. VISCO's customers include the Company's utilities and fees incurred by the Company totaled $25.8 million and $19.6 million for the three months ended March 31, 2017 and 2016, respectively. Amounts owed to VISCO at March 31, 2017 and December 31, 2016 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Support Services & Purchases
The Company's parent provides corporate and general and administrative services to the Company and allocates certain costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries. These costs are allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended March 31, 2017 and 2016, the Company received corporate allocations totaling $16.9 million and $17.3 million, respectively.

The Company does not have share-based compensation plans and pension or other postretirement plans separate from the Company's parent and allocated costs include participation in the plans of the Company's parent. The allocation methodology for retirement costs is consistent with FASB guidance related to “multiemployer” benefit accounting.

7.	Commitments & Contingencies

Commitments
The Company's regulated utilities have both firm and non-firm commitments, some of which are between five and twenty year agreements to purchase natural gas, electricity, and coal, as well as certain transportation and storage rights. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.3 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. On April 27, 2017, the Indiana Court of Appeals denied the Company's appeal of the Order. The Company is evaluating its options related to the Plan update issue, but as noted herein the project at issue was previously approved by the IURC for recovery in the Company's next general base rate case. Further, the Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

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

At March 31, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $54.9 million and $51.1 million, respectively.

On April 3, 2017, the Company submitted its sixth semi-annual filing, seeking approval for recovery of an additional $69.1 million of capital investments made through December 31, 2016.  An evidentiary hearing has been scheduled for June 22, 2017, and the Company expects an order later in 2017.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $269.7 million as of March 31, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $25.9 million and $24.4 million at March 31, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At March 31, 2017 and December 31, 2016, the

Company has regulatory assets totaling $46.7 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of March 31, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company is evaluating the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. These rules could increase the potential for capital expenditures and increase operating and maintenance expenses. The Company believes the cost to comply with these new rules would be considered federally mandated and therefore should be recoverable using various regulatory recovery mechanisms.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, excess flow valves will be installed at the customer's cost.

9. Electric Rate & Regulatory Matters

Regulatory Treatment of Investments in Electric Infrastructure
On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requests the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017. A field hearing in this proceeding was held on May 2, 2017. Testimony from the public provided during this hearing will be considered by the IURC in this case. Filed testimony of intervening parties was required by May 4, 2017. An evidentiary hearing has been scheduled for June 26, 2017. Under the timeline provided by Senate Bill 560, the Company expects an order in September 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $15 million. Filed testimony of intervening parties was required by May 11, 2017. An evidentiary hearing has been scheduled for June 15, 2017, and the Company expects an order by the end of 2017.

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA pertaining to its A.B. Brown generating station sulfur trioxide emissions. The MATS rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants.

As of March 31, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of March 31, 2017, the Company has approximately $9.0 million deferred related to depreciation and operating expense, and $3.3 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2017 and 2016, the Company recognized electric utility revenue of $3.0 million and $2.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling follows other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins over the life of the installed energy efficiency measure.  Filed testimony of intervening parties is required by July 14, 2017.  An evidentiary hearing has been scheduled for August 31, 2017, and the Company expects an order by the end of 2017.

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
The Company has reflected these results in its financial statements. As of March 31, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $136.0 million at March 31, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE. The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

10.	Environmental & Sustainability Matters

The Company initiated a corporate sustainability program in 2012 with the publication of the initial corporate sustainability report of the Company's parent. Since that time the Company continues to develop strategies that focus on those environmental, social and governance (ESG) factors that contribute to the long-term growth of a sustainable business model. As detailed further below and in the upcoming corporate sustainability report for 2016, the Company continues to set out its plans, among other things, to upgrade and diversify its generation portfolio. The sustainability policies and efforts, and in particular its policies and procedures designed to ensure compliance with applicable laws and regulations, are directly overseen by Vectren's Corporate Responsibility and Sustainability Committee, as well as vetted with Vectren's full Board of Directors. Further discussion of key goals, strategies, and governance practices can be found in the Company’s latest sustainability report, which received core level certification from the Global Reporting Initiative.

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

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provide comments on the plan. While the IURC does not approve or reject the IRP, comments received are taken into consideration, ultimately resulting in a report issued by the IURC, likely in the summer of 2017.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan would introduce approximately 54 MW of universal solar installed by 2019. The plan suggests the Company will exit its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long term preferred generation plan.

The Company’s IRP considered a broad range of potential resources and variables and is focused on ensuring it offers a reliable, reasonably priced generation portfolio as well as a balanced energy mix. The Company plans to finalize this generation portfolio transition plan and submit a regulatory filing, including construction timelines and costs of new generation resources, as well as necessary unit retrofits, to the IURC in late 2017 to begin the generation transition process. The Company will seek approval of its generation plan, including timely recovery of all federally mandated compliance costs, as well as the authority to defer the cost of new generation until the time of a rate case.

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

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration's regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also indicated it intends to seek a stay of the current judicial review litigation in federal district court. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not currently anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay, and other projected operational expenditures; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay of the ELG rule in the U.S. District Court for the District of Columbia.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

Climate Change

On August 3, 2015, the EPA released its final CPP rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). In March 2017, the EPA withdrew a Federal Implementation Plan (FIP) as a compliance option. Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay of implementation of the rule with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted the stay request to delay the implementation of the regulation while being challenged in court. Extensive oral argument was held in September 2016. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024. In March 2017, as part of the ongoing regulatory reform efforts of the Administration, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia circuit to suspend litigation pending the EPA’s reconsideration of the CPP rule, which was granted on April 28, 2017.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has not indicated yet whether it intends to remain in the Agreement or withdraw its participation. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.4 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of both March 31, 2017 and December 31, 2016, approximately $2.9 million of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

11.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,380.3	$1,487.7	$1,380.1	$1,495.3
Short-term borrowings	101.4	101.4	194.4	194.4
Cash & cash equivalents	6.8	6.8	9.4	9.4
Restricted Cash	—	—	0.9	0.9

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

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not have share-based compensation plans separate from the Company's parent; the Company is however allocated costs associated with the plans of the Company's parent. Pursuant to these plans, share based awards are settled via cash payments and are therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires that the service cost component is reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company does not have pension and postretirement plans separate from the Company's parent. However, the Company's parent allocates the periodic cost of its retirement plans to the Company's subsidiaries. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company plans to adopt the guidance effective January 1, 2018.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Revenues
Gas Utility Services	$292.8	$281.2
Electric Utility Services	132.1	142.1
Other Operations	11.4	10.6
Eliminations	(11.3)	(10.5)
Total Revenues	$425.0	$423.4
Profitability Measure - Net Income (Loss)
Gas Utility Services	$47.9	$40.4
Electric Utility Services	13.7	16.6
Other Operations	4.3	4.1
Total Net Income	$65.9	$61.1

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

Indiana Gas provides energy delivery services to approximately 597,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west-central Ohio. The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2016 annual report filed on Form 10-K.

Executive Summary of Consolidated Results of Operations

In the first quarter of 2017, the Company's earnings were $65.9 million, compared to $61.1 million in 2016. The improved 2017 results in the quarter were primarily driven by returns earned on the Indiana and Ohio gas infrastructure investment programs and increased large gas customer margin. These increases were partially offset by the impact of warmer weather on residential and commercial electric customer usage and a reduction in electric large customer usage as a large customer completed its transition to a co-generation facility.

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Gas utility revenues	$292.8	$281.2
Cost of gas sold	112.9	111.6
Total gas utility margin	$179.9	$169.6
Margin attributed to:
Residential & commercial customers	$139.4	$130.0
Industrial customers	21.1	19.0
Other	2.7	2.9
Regulatory expense recovery mechanisms	16.7	17.7
Total gas utility margin	$179.9	$169.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	42.9	47.0
Industrial customers	34.9	35.9
Total sold & transported volumes	77.8	82.9

Gas utility margins were $179.9 million for the three months ended March 31, 2017, and compared to 2016, increased $10.3 million in the quarter. Gas utility margins increased $11.3 million in the quarter when excluding margin from regulatory expense recovery mechanisms, which decreased $1.0 million. Gas margin was favorably impacted by increased returns on infrastructure investment programs in Indiana and Ohio of $9.4 million in the first quarter of 2017 compared to 2016, and also reflects increases in large customer margin of $1.3 million primarily due to a new customer that came online in the second half of 2016. With rate designs that substantially limit the impact of weather on small customer margin, the warmer than normal weather in the first quarter of 2017 did decrease sold and transported volumes, but had only a slight unfavorable impact on small customer margin compared to 2016. Heating degree days were 92 percent of normal in Ohio and 85 percent of normal in Indiana in the first quarter of 2017, compared to 97 percent of normal in Ohio and 92 percent of normal in Indiana in the same period in 2016.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Electric utility revenues	$132.1	$142.1
Cost of fuel & purchased power	41.2	44.2
Total electric utility margin	$90.9	$97.9
Margin attributed to:
Residential & commercial customers	$57.6	$60.0
Industrial customers	23.0	26.0
Other	0.9	1.3
Regulatory expense recovery mechanisms	2.4	4.0
Subtotal: retail	$83.9	$91.3
Wholesale power & transmission system margin	7.0	6.6
Total electric utility margin	$90.9	$97.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	601.1	639.8
Industrial customers	491.4	654.2
Other customers	6.0	6.1
Total retail volumes sold	1,098.5	1,300.1

Retail
Electric retail utility margins were $83.9 million for the three months ended March 31, 2017, and compared to 2016, decreased by $7.4 million in the quarter. Electric margin, which is not protected by weather normalizing mechanisms, reflects a $2.1 million decrease in customer margin in the quarter related to weather as annualized heating degree days in the first quarter of 2017 were 85 percent of normal compared to 92 percent of normal in 2016. Additionally, results reflect a decrease in large customer usage of $3.1 million. This decrease in margin is due to the completion by a large customer of its transition to a co-generation (cogen) facility resulting in lower usage of approximately 170 GWh when compared to the same period in the prior year. Margin from regulatory expense recovery mechanisms decreased $1.6 million in the first quarter of 2017 compared to the first quarter of 2016.

As previously discussed, SABIC Innovative Plastics (SABIC), a large industrial utility customer of the Company, announced on December 3, 2013, its plan to build a cogen facility in order to generate power to meet a significant portion of its ongoing power needs. Electric service was provided to SABIC by the Company under a long-term contract that expired on May 2, 2016. At that date, SABIC became a tariff customer. The cogen facility was operational as of January 1, 2017 and is expected to provide approximately 85 MW of capacity. The Company will continue to provide all of SABIC's power requirements above the approximate 85 MW capacity of the cogen, as well as backup power under approved tariff rates.

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

	Three Months Ended
	March 31,
(In millions)	2017	2016
MISO Transmission system margin	$5.8	$5.6
MISO Off-system margin	1.2	1.0
Total wholesale margin	$7.0	$6.6

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $5.8 million and $5.6 million during the three months ended March 31, 2017 and 2016, respectively. The Company had invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $136 million at March 31, 2017. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

For the three months ended March 31, 2017, margin from off-system sales were $1.2 million compared to $1.0 million in 2016. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers. Results for the periods presented reflect lower market pricing due primarily to low natural gas prices.

Other Operating
During the first quarter of 2017, other operating expenses were $85.6 million, and decreased $3.8 million compared to the first quarter of 2016. Excluding costs recovered directly in margin, other operating expenses decreased $0.9 million quarter over quarter when compared to 2016. The reduction in the quarter was primarily impacted by changes in performance-based compensation driven by movements in the stock price of the Company's parent.

Depreciation & Amortization
In the first quarter of 2017, depreciation and amortization expense was $57.4 million, compared to $53.6 million in 2016. The increase reflects increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $14.4 million for the first quarter of 2017, a decrease of $2.7 million, compared to 2016. The reduction in taxes other than income taxes in the first quarter of 2017 compared to 2016 was primarily related to lower property taxes.

Other Income - Net

Other income-net reflects income of $7.0 million for the first quarter of 2017, an increase of $1.4 million, compared to 2016. The increases are primarily due to increased allowance for funds used during construction (AFUDC) driven by increased capital expenditures related to gas utility infrastructure replacement investments.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.3 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. On April 27, 2017, the Indiana Court of Appeals denied the Company's appeal of the Order. The Company is evaluating its options related to the Plan update issue, but as noted herein the project at issue was previously approved by the IURC for recovery in the Company's next general base rate case. Further, the Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

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

At March 31, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $54.9 million and $51.1 million, respectively.

On April 3, 2017, the Company submitted its sixth semi-annual filing, seeking approval for recovery of an additional $69.1 million of capital investments made through December 31, 2016.  An evidentiary hearing has been scheduled for June 22, 2017, and the Company expects an order later in 2017.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $269.7 million as of March 31, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $25.9 million and $24.4 million at March 31, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $46.7 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of March 31, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company is evaluating the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. These rules could increase the potential for capital expenditures and increase operating and maintenance expenses. The Company believes the cost to comply with these new rules would be considered federally mandated and therefore should be recoverable using various regulatory recovery mechanisms.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, excess flow valves will be installed at the customer's cost.

Electric Rate & Regulatory Matters

Regulatory Treatment of Investments in Electric Infrastructure
On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requests the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017. A field hearing in this proceeding was held on May 2, 2017. Testimony from the public provided during this hearing will be considered by the IURC in this case. Filed testimony of intervening parties was required by May 4, 2017. An evidentiary hearing has been scheduled for June 26, 2017. Under the timeline provided by Senate Bill 560, the Company expects an order in September 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $15 million. Filed testimony of intervening parties was required by May 11, 2017. An evidentiary hearing has been scheduled for June 15, 2017, and the Company expects an order by the end of 2017.

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA pertaining to its A.B. Brown generating station sulfur trioxide emissions. The MATS rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants.

As of March 31, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of March 31, 2017, the Company has approximately $9.0 million deferred related to depreciation and operating expense, and $3.3 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2017 and 2016, the Company recognized electric utility revenue of $3.0 million and $2.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling follows other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins over the life of the installed energy efficiency measure.  Filed testimony of intervening parties is required by July 14, 2017.  An evidentiary hearing has been scheduled for August 31, 2017, and the Company expects an order by the end of 2017.

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
The Company has reflected these results in its financial statements. As of March 31, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $136.0 million at March 31, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE. The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

Environmental & Sustainability Matters

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

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provide comments on the plan. While the IURC does not approve or reject the IRP, comments received are taken into consideration, ultimately resulting in a report issued by the IURC, likely in the summer of 2017.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan would introduce approximately 54 MW of universal solar installed by 2019. The plan suggests the Company will exit its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long term preferred generation plan.

The Company’s IRP considered a broad range of potential resources and variables and is focused on ensuring it offers a reliable, reasonably priced generation portfolio as well as a balanced energy mix. The Company plans to finalize this generation portfolio transition plan and submit a regulatory filing, including construction timelines and costs of new generation resources, as well as necessary unit retrofits, to the IURC in late 2017 to begin the generation transition process. The Company will seek approval of its generation plan, including timely recovery of all federally mandated compliance costs, as well as the authority to defer the cost of new generation until the time of a rate case.

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

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration's regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also indicated it intends to seek a stay of the current judicial review litigation in federal district court. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not currently anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay, and other projected operational expenditures; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay of the ELG rule in the U.S. District Court for the District of Columbia.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

Climate Change

The Company, along with the Company's parent, remains committed to responsible environmental stewardship and conservation efforts. The preferred IRP, as submitted to the IURC in December 2016, is a balanced approach toward environmental stewardship and conservation goals, supplying service at a reasonable cost, and operating in compliance with water, air and solid waste regulations. The preferred IRP would result in a 60 percent reduction in carbon emissions from 2005 to 2024 and assumed the CPP, as described below, was in place beginning in 2024. While the ultimate fate of the CPP regulation is unknown given the legal challenges it faces and recent statements from the Administration, the Company has prepared the IRP as a long-term plan that performs well in both high and low regulatory environments.

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

•
Focusing the mission statement and purpose of the Company's parent on corporate sustainability and the need to help customers conserve and manage energy costs. The annual sustainability report received Core level certification by the Global Reporting Initiative and demonstrates commitment to sustainability and transparency in operations. The latest sustainability report can be found at www.vectren.com/sustainability;

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

•	Building a renewable energy portfolio to complement base load generation in advance of mandated renewable energy portfolio standards;

•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;

•	Further reducing the Company’s carbon footprint by building a more sustainable vehicle fleet with lower overall fuel consumption; and

•
Reducing methane emissions through becoming a founding partner in the EPA Natural Gas STAR Methane Challenge Program. The Company's primary method for reducing methane emissions is through continued replacement of bare steel and cast iron gas distribution pipeline assets.

On August 3, 2015, the EPA released its final CPP rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). In March 2017, the EPA withdrew a Federal Implementation Plan (FIP) as a compliance option. Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay of implementation of the rule with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted the stay request to delay the implementation of the regulation while being challenged in court. Extensive oral argument was held in September 2016. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024. In March 2017, as part of the ongoing regulatory reform efforts of the Administration, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia circuit to suspend litigation pending the EPA’s reconsideration of the CPP rule, which was granted on April 28, 2017.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has not indicated yet whether it intends to remain in the Agreement or withdraw its participation. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.4 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of both March 31, 2017 and December 31, 2016, approximately $2.9 million of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not have share-based compensation plans separate from the Company's parent; the Company is however allocated costs associated with the plans of the Company's parent. Pursuant to these plans, share based awards are settled via cash payments and are therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires that the service cost component is reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company does not have pension and postretirement plans separate from the

Company's parent. However, the Company's parent allocates the periodic cost of its retirement plans to the Company's subsidiaries. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company plans to adopt the guidance effective January 1, 2018.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

The Company funds the short-term and long-term financing needs of its utility subsidiary operations.  The Company's parent does not guarantee the Company's debt.  Outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by SIGECO, Indiana Gas, and VEDO.  The guarantees are full and unconditional and joint and several, and the Company has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 3 to the condensed consolidated financial statements.  Long-term debt and short-term obligations outstanding at March 31, 2017 approximated $996 million and $101 million, respectively. Additionally, prior to the Company's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at March 31, 2017 was approximately $384 million.

The Company’s operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of the Company, SIGECO and Indiana Gas, at March 31, 2017, were A-/A2, as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investor Services (Moody’s), respectively.  The credit ratings on SIGECO's secured debt were A/Aa3.  The Company's commercial paper had a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable. A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 50-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity to long-term capitalization ratio was 55 percent and 54 percent as of March 31, 2017 and December 31, 2016, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2017, the Company was in compliance with all debt covenants.

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

Consolidated Short-Term Borrowing Arrangements

At March 31, 2017, the Company had $350 million of short-term borrowing capacity.  As reduced by borrowings currently outstanding, approximately $249 million was available. This short-term credit facility is available through October 31, 2019 and is used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded its short-term borrowing needs through the commercial paper market but maintains the ability to use the short-term borrowing facility when necessary.  Following is certain information regarding these short-term borrowing arrangements.

(In millions)	2017	2016
As of March 31
Balance Outstanding	$101.4	$—
Weighted Average Interest Rate	1.14%	N/A
Quarterly Average - March 31
Balance Outstanding	$152.6	$3.0
Weighted Average Interest Rate	0.96%	0.56%
Maximum Month End Balance Outstanding	$186.0	$10.8

Bonus Depreciation
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law. The PATH Act allows for 50 percent bonus depreciation for property placed in service in 2015 - 2017; 40 percent in 2018; and 30 percent in 2019. Including the impact of alternative minimum tax credits that will be utilized in future periods, the extension of 50 percent bonus depreciation is expected to result in an approximate $55 million positive impact to cash flows for the 2017 tax year.

Potential Uses of Liquidity

Pension Funding Obligations
Currently, the Company's parent does not anticipate making contributions to its qualified pension plans in 2017.

Planned Capital Expenditures
Capital expenditures are estimated at approximately $480 million for the remainder of 2017.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by the Company and its subsidiaries as well as certain plant and nonutility plant purchase commitments. For the three months ended March 31, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than those which occur in the normal and ordinary course of business and those mentioned below.

The Company's regulated utilities have both firm and non-firm commitments, some of which are between five and twenty year agreements to purchase natural gas, electricity, and coal, as well as certain transportation and storage rights. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $187.0 million and $146.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating cash flow in the first quarter of 2017 compared to 2016 is driven primarily by increased cash flow from certain weather related working capital changes. Additionally, there were no contributions made to qualified pension plans in the first quarter of 2017, compared to a $15 million contribution in the first quarter of 2016.

Financing Cash Flow
Net cash flow required for financing activities was $82.0 million and $17.0 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in cash flows required for financing activities is due primarily to a greater payoff of short term borrowings in the first quarter of 2017 compared to the first quarter of 2016. This decrease is partially offset by additional capital received from the nonutility operations of the Company's parent. Financing activity in both periods reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $107.6 million and $88.4 million during the three months ended March 31, 2017 and 2016, respectively. The primary use of cash in both periods reflects expenditures for utility capital expenditures.

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

•
New legislation, litigation and government regulation or other actions, such as changes in or additions to tax laws or rates, pipeline safety regulation and environmental laws, including laws governing air emissions, carbon, waste water discharges and the handling and disposal of coal combustion residuals that could impact the continued operation, and/or cost recovery of generation plants and related assets. These compliance costs could substantially change the nature of the Company's generation fleet.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2016 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Company's 2016 Form 10-K and are therefore not presented herein.

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

May 15, 2017	/s/M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)