Form 10-Q
period 2018-06-30
VECTREN UTILITY HOLDINGS INC
filed 2018-08-09
CIK 1129542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	10	July 31, 2018
Class	Number of Shares	Date

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
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash & cash equivalents	$6.3	$9.8
Accounts receivable - less reserves of $4.9 & $3.9, respectively	81.7	109.5
Accrued unbilled revenues	47.3	123.7
Inventories	87.1	117.5
Recoverable fuel & natural gas costs	9.7	19.2
Prepayments & other current assets	23.1	32.7
Total current assets	255.2	412.4
Utility Plant
Original cost	7,260.3	7,015.4
Less: accumulated depreciation & amortization	2,816.3	2,738.7
Net utility plant	4,444.0	4,276.7
Investments in unconsolidated affiliates	0.2	0.2
Other investments	27.9	26.7
Nonutility plant - net	198.6	198.6
Goodwill	205.0	205.0
Regulatory assets	338.5	314.0
Other assets	64.8	64.2
TOTAL ASSETS	$5,534.2	$5,497.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2018	December 31, 2017
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$115.3	$221.8
Payables to other Vectren companies	23.0	33.3
Accrued liabilities	170.8	154.0
Short-term borrowings	112.0	179.5
Current maturities of long-term debt	—	100.0
Total current liabilities	421.1	688.6
Long-Term Debt - Net of Current Maturities	1,729.5	1,479.5

Deferred Credits & Other Liabilities
Deferred income taxes	466.9	457.5
Regulatory liabilities	943.1	937.2
Deferred credits & other liabilities	213.2	212.2
Total deferred credits & other liabilities	1,623.2	1,606.9
Commitments & Contingencies (Notes 9 - 12)
Common Shareholder's Equity
Common stock (no par value)	879.2	877.5
Retained earnings	881.2	845.3
Total common shareholder's equity	1,760.4	1,722.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$5,534.2	$5,497.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES
Gas utility	$149.3	$144.0	$478.6	$436.8
Electric utility	143.3	141.8	277.4	273.8
Other	0.1	0.1	0.1	0.1
Total operating revenues	292.7	285.9	756.1	710.7
OPERATING EXPENSES
Cost of gas sold	41.6	37.2	186.8	150.1
Cost of fuel & purchased power	47.8	43.6	90.1	84.7
Other operating	87.4	83.2	182.2	168.8
Depreciation & amortization	61.9	57.9	122.9	115.3
Taxes other than income taxes	14.8	13.1	33.9	27.5
Total operating expenses	253.5	235.0	615.9	546.4
OPERATING INCOME	39.2	50.9	140.2	164.3
Other income - net	9.7	6.6	18.5	13.7
Interest expense	20.1	17.6	40.0	35.2
INCOME BEFORE INCOME TAXES	28.8	39.9	118.7	142.8
Income taxes	3.3	14.4	18.9	51.4
NET INCOME	$25.5	$25.5	$99.8	$91.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99.8	$91.4
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	122.9	115.3
Deferred income taxes & investment tax credits	4.4	49.8
Expense portion of pension & postretirement benefit cost	2.2	1.8
Provision for uncollectible accounts	3.7	3.0
Other non-cash items - net	2.2	(0.2)
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	100.5	92.9
Inventories	30.4	10.8
Recoverable/refundable fuel & natural gas costs	9.5	(2.2)
Prepayments & other current assets	9.8	5.9
Accounts payable, including to Vectren companies & affiliated companies	(125.5)	(87.2)
Accrued liabilities	16.8	2.3
Cash to fund pension plans	(5.5)	—
Changes in noncurrent assets	(10.8)	(13.6)
Changes in noncurrent liabilities	(16.1)	(9.6)
Net cash from operating activities	244.3	260.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution	1.7	43.1
Long-term debt - net of issuance costs	(0.6)	—
Requirements for dividends to parent	(64.0)	(61.6)
Net change in short-term borrowings	82.5	16.5
Net cash from financing activities	19.6	(2.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Requirements for:
Capital expenditures, excluding AFUDC equity	(267.4)	(260.9)
Other costs	—	(2.4)
Changes in restricted cash	—	0.9
Net cash from investing activities	(267.4)	(262.4)
Net change in cash & cash equivalents	(3.5)	(4.0)
Cash & cash equivalents at beginning of period	9.8	9.4
Cash & cash equivalents at end of period	$6.3	$5.4

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

Indiana Gas provides energy delivery services to approximately 601,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 321,000 natural gas customers located near Dayton in west-central Ohio.

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
Vectren, CenterPoint and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, Vectren has agreed, subject to certain exceptions, to conduct its businesses in the ordinary course, consistent with past practice, from the date of the Merger Agreement until closing, and not to take certain actions prior to the closing of the Merger without the approval of CenterPoint. Vectren has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s parent's shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s parent shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, Vectren, CenterPoint and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal regulatory bodies, including FERC, subject to certain exceptions, including that such efforts not result in a "Burdensome Condition" (as defined in the Merger Agreement). While approval of the Merger Agreement is not required by the Indiana Utility Regulatory Commission ("IURC") or the Public Utilities Commission of Ohio ("PUCO"), informational filings have been made with each commission.
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
On June 15, 2018, Vectren and CenterPoint submitted their filings with the Federal Energy Regulatory Commission and initiated informational proceedings with regulators in Indiana and Ohio. The IURC has set a schedule for the review of information that has been voluntarily submitted by the companies regarding the merger that includes an October 17, 2018 hearing. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, Vectren filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals for the transfer of control of the Vectren subsidiaries which hold radio licenses. As of August 2, 2018, seven purported Vectren shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in Vectren's proxy statement in connection with the merger as discussed in Note 9. A special Vectren shareholders meeting to vote on matters relating to the proposed merger is scheduled for August 28, 2018. Subject to receipt of remaining approvals, Vectren continues to anticipate that the closing of the merger will occur no later than the first quarter of 2019.

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

In the following table, the Company's revenue is disaggregated by customer class.

(In millions)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Gas Utility Services
Residential	$100.3	$320.0
Commercial	30.2	112.7
Industrial	16.7	40.5
Other	2.1	5.4
Total Gas Utility Services	$149.3	$478.6

Electric Utility Services
Residential	$50.7	$100.4
Commercial	37.3	71.8
Industrial	41.1	78.4
Other	14.2	26.8
Total Electric Utility Services	$143.3	$277.4

Contract Balances
The Company does not have any material contract balances (right to consideration for services already provided or obligations to provide services in the future for consideration already received) as of January 1, 2018 or June 30, 2018. Substantially all of the Company's accounts receivable results from contracts with customers.

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

4.	Subsidiary Guarantor and Consolidating Information

The Company’s three operating utility companies, SIGECO, Indiana Gas, and VEDO, are guarantors of the Company's $400 million in short-term credit facilities, of which $262 million was outstanding at June 30, 2018, and the Company's $1.345 billion in unsecured senior notes outstanding at June 30, 2018.  The guarantees are full and unconditional and joint and several, and the Company has no subsidiaries other than the subsidiary guarantors.  However, it does have operations other than those of the subsidiary guarantors.  Pursuant to Item 3-10 of Regulation S-X, disclosure of the results of operations and balance sheets of the subsidiary guarantors, which are wholly owned, separate from the parent company’s operations is required.  Following are condensed consolidating financial statements including information on the combined operations of the subsidiary guarantors separate from the other operations of the parent company.  Pursuant to a tax sharing agreement, consolidating tax effects, which are calculated on a separate return basis, are reflected at the parent level.

Condensed Consolidating Balance Sheet as of June 30, 2018 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$5.2	$1.1	$—	$6.3
Accounts receivable - less reserves	81.5	0.2	—	81.7
Intercompany receivables	48.5	334.5	(383.0)	—
Accrued unbilled revenues	47.3	—	—	47.3
Inventories	87.0	0.1	—	87.1
Recoverable fuel & natural gas costs	9.7	—	—	9.7
Prepayments & other current assets	20.1	5.4	(2.4)	23.1
Total current assets	299.3	341.3	(385.4)	255.2
Utility Plant
Original cost	7,260.0	0.3	—	7,260.3
Less: accumulated depreciation & amortization	2,816.3	—	—	2,816.3
Net utility plant	4,443.7	0.3	—	4,444.0
Investments in consolidated subsidiaries	—	1,778.5	(1,778.5)	—
Notes receivable from consolidated subsidiaries	—	970.7	(970.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	27.5	0.4	—	27.9
Nonutility plant - net	1.6	197.0	—	198.6
Goodwill - net	205.0	—	—	205.0
Regulatory assets	323.5	15.0	—	338.5
Other assets	63.1	1.7	—	64.8
TOTAL ASSETS	$5,363.9	$3,304.9	$(3,134.6)	$5,534.2

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$108.1	$7.2	$—	$115.3
Intercompany payables	29.1	0.1	(29.2)	—
Payables to other Vectren companies	23.0	—	—	23.0
Accrued liabilities	157.9	15.3	(2.4)	170.8
Short-term borrowings	—	112.0	—	112.0
Intercompany short-term borrowings	206.4	48.4	(254.8)	—
Current maturities of long-term debt due to VUHI	99.0	—	(99.0)	—
Total current liabilities	623.5	183.0	(385.4)	421.1
Long-Term Debt
Long-term debt	384.2	1,345.3	—	1,729.5
Long-term debt due to VUHI	970.7	—	(970.7)	—
Total long-term debt - net	1,354.9	1,345.3	(970.7)	1,729.5
Deferred Credits & Other Liabilities
Deferred income taxes	453.2	13.7	—	466.9
Regulatory liabilities	942.0	1.1	—	943.1
Deferred credits & other liabilities	211.8	1.4	—	213.2
Total deferred credits & other liabilities	1,607.0	16.2	—	1,623.2
Common Shareholder's Equity
Common stock (no par value)	892.3	879.2	(892.3)	879.2
Retained earnings	886.2	881.2	(886.2)	881.2
Total common shareholder's equity	1,778.5	1,760.4	(1,778.5)	1,760.4
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$5,363.9	$3,304.9	$(3,134.6)	$5,534.2

Condensed Consolidating Balance Sheet as of December 31, 2017 (in millions):

ASSETS	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Assets
Cash & cash equivalents	$8.2	$1.6	$—	$9.8
Accounts receivable - less reserves	109.2	0.3	—	109.5
Intercompany receivables	—	227.5	(227.5)	—
Accrued unbilled revenues	123.7	—	—	123.7
Inventories	117.5	—	—	117.5
Recoverable fuel & natural gas costs	19.2	—	—	19.2
Prepayments & other current assets	28.9	12.6	(8.8)	32.7
Total current assets	406.7	242.0	(236.3)	412.4
Utility Plant
Original cost	7,015.4	—	—	7,015.4
Less: accumulated depreciation & amortization	2,738.7	—	—	2,738.7
Net utility plant	4,276.7	—	—	4,276.7
Investments in consolidated subsidiaries	—	1,741.0	(1,741.0)	—
Notes receivable from consolidated subsidiaries	—	970.7	(970.7)	—
Investments in unconsolidated affiliates	0.2	—	—	0.2
Other investments	26.3	0.4	—	26.7
Nonutility plant - net	1.6	197.0	—	198.6
Goodwill - net	205.0	—	—	205.0
Regulatory assets	298.7	15.3	—	314.0
Other assets	62.5	1.8	(0.1)	64.2
TOTAL ASSETS	$5,277.7	$3,168.2	$(2,948.1)	$5,497.8

LIABILITIES & SHAREHOLDER'S EQUITY	Subsidiary	Parent	Eliminations &
	Guarantors	Company	Reclassifications	Consolidated
Current Liabilities
Accounts payable	$179.4	$42.4	$—	$221.8
Intercompany payables	8.3	—	(8.3)	—
Payables to other Vectren companies	25.2	8.1	—	33.3
Accrued liabilities	147.7	15.1	(8.8)	154.0
Short-term borrowings	—	179.5	—	179.5
Intercompany short-term borrowings	120.2	—	(120.2)	—
Current maturities of long-term debt	—	100.0	—	100.0
Current maturities of long-term debt due to VUHI	99.0	—	(99.0)	—
Total current liabilities	579.8	345.1	(236.3)	688.6
Long-Term Debt
Long-term debt - net of current maturities &
debt subject to tender	384.5	1,095.0	—	1,479.5
Long-term debt due to VUHI	970.7	—	(970.7)	—
Total long-term debt - net	1,355.2	1,095.0	(970.7)	1,479.5
Deferred Credits & Other Liabilities
Deferred income taxes	455.3	2.2	—	457.5
Regulatory liabilities	936.1	1.1	—	937.2
Deferred credits & other liabilities	210.3	2.0	(0.1)	212.2
Total deferred credits & other liabilities	1,601.7	5.3	(0.1)	1,606.9
Common Shareholder's Equity
Common stock (no par value)	890.7	877.5	(890.7)	877.5
Retained earnings	850.3	845.3	(850.3)	845.3
Total common shareholder's equity	1,741.0	1,722.8	(1,741.0)	1,722.8
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$5,277.7	$3,168.2	$(2,948.1)	$5,497.8

Condensed Consolidating Statement of Income for the three months ended June 30, 2018 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$149.3	$—	$—	$149.3
Electric utility	143.3	—	—	143.3
Other	—	11.8	(11.7)	0.1
Total operating revenues	292.6	11.8	(11.7)	292.7
OPERATING EXPENSES
Cost of gas sold	41.6	—	—	41.6
Cost of fuel & purchased power	47.8	—	—	47.8
Other operating	98.9	—	(11.5)	87.4
Depreciation & amortization	54.7	7.2	—	61.9
Taxes other than income taxes	14.3	0.5	—	14.8
Total operating expenses	257.3	7.7	(11.5)	253.5
OPERATING INCOME	35.3	4.1	(0.2)	39.2
Other income - net	9.5	14.3	(14.1)	9.7
Interest expense	18.8	15.6	(14.3)	20.1
INCOME BEFORE INCOME TAXES	26.0	2.8	—	28.8
Income taxes	2.9	0.4	—	3.3
Equity in earnings of consolidated companies, net of tax	—	23.1	(23.1)	—
NET INCOME	$23.1	$25.5	$(23.1)	$25.5

Condensed Consolidating Statement of Income for the three months ended June 30, 2017 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$144.0	$—	$—	$144.0
Electric utility	141.8	—	—	141.8
Other	—	11.4	(11.3)	0.1
Total operating revenues	285.8	11.4	(11.3)	285.9
OPERATING EXPENSES
Cost of gas sold	37.2	—	—	37.2
Cost of fuel & purchased power	43.6	—	—	43.6
Other operating	94.3	—	(11.1)	83.2
Depreciation & amortization	51.4	6.5	—	57.9
Taxes other than income taxes	12.6	0.5	—	13.1
Total operating expenses	239.1	7.0	(11.1)	235.0
OPERATING INCOME	46.7	4.4	(0.2)	50.9
Other income - net	6.3	12.2	(11.9)	6.6
Interest expense	16.9	12.8	(12.1)	17.6
INCOME BEFORE INCOME TAXES	36.1	3.8	—	39.9
Income taxes	13.2	1.2	—	14.4
Equity in earnings of consolidated companies, net of tax	—	22.9	(22.9)	—
NET INCOME	$22.9	$25.5	$(22.9)	$25.5

Condensed Consolidating Statement of Income for the six months ended June 30, 2018 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$478.6	$—	$—	$478.6
Electric utility	277.4	—	—	277.4
Other	—	23.5	(23.4)	0.1
Total operating revenues	756.0	23.5	(23.4)	756.1
OPERATING EXPENSES
Cost of gas sold	186.8	—	—	186.8
Cost of fuel & purchased power	90.1	—	—	90.1
Other operating	205.2	—	(23.0)	182.2
Depreciation & amortization	108.9	13.9	0.1	122.9
Taxes other than income taxes	32.9	1.0	—	33.9
Total operating expenses	623.9	14.9	(22.9)	615.9
OPERATING INCOME	132.1	8.6	(0.5)	140.2
Other income - net	17.8	28.2	(27.5)	18.5
Interest expense	37.3	30.7	(28.0)	40.0
INCOME BEFORE INCOME TAXES	112.6	6.1	—	118.7
Income taxes	19.5	(0.6)	—	18.9
Equity in earnings of consolidated companies, net of tax	—	93.1	(93.1)	—
NET INCOME	$93.1	$99.8	$(93.1)	$99.8

Condensed Consolidating Statement of Income for the six months ended June 30, 2017 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations & Reclassifications	Consolidated
OPERATING REVENUES
Gas utility	$436.8	$—	$—	$436.8
Electric utility	273.8	—	—	273.8
Other	—	22.8	(22.7)	0.1
Total operating revenues	710.6	22.8	(22.7)	710.7
OPERATING EXPENSES
Cost of gas sold	150.1	—	—	150.1
Cost of fuel & purchased power	84.7	—	—	84.7
Other operating	191.0	—	(22.2)	168.8
Depreciation & amortization	102.4	12.8	0.1	115.3
Taxes other than income taxes	26.5	1.0	—	27.5
Total operating expenses	554.7	13.8	(22.1)	546.4
OPERATING INCOME	155.9	9.0	(0.6)	164.3
Other income - net	13.0	24.3	(23.6)	13.7
Interest expense	33.8	25.6	(24.2)	35.2
INCOME BEFORE INCOME TAXES	135.1	7.7	—	142.8
Income taxes	50.6	0.8	—	51.4
Equity in earnings of consolidated companies, net of tax	—	84.5	(84.5)	—
NET INCOME	$84.5	$91.4	$(84.5)	$91.4

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2018 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$257.9	$(13.6)	$—	$244.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Additional capital contribution from parent	1.6	1.7	(1.6)	1.7
Long-term debt - net of issuance costs	(0.3)	(0.3)	—	(0.6)
Requirements for:
Dividends to parent	(57.5)	(64.0)	57.5	(64.0)
Net change in intercompany short-term borrowings	86.2	48.4	(134.6)	—
Net change in short-term borrowings	—	82.5	—	82.5
Net cash used in financing activities	30.0	68.3	(78.7)	19.6
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	57.5	(57.5)	—
Requirements for:
Capital expenditures, excluding AFUDC equity	(242.5)	(24.9)	—	(267.4)
Consolidated subsidiary investments	—	(1.6)	1.6	—
Net change in short-term intercompany notes receivable	(48.4)	(86.2)	134.6	—
Net cash used in investing activities	(290.9)	(55.2)	78.7	(267.4)
Net change in cash & cash equivalents	(3.0)	(0.5)	—	(3.5)
Cash & cash equivalents at beginning of period	8.2	1.6	—	9.8
Cash & cash equivalents at end of period	$5.2	$1.1	$—	$6.3

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017 (in millions):

	Subsidiary Guarantors	Parent Company	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$240.8	$19.6	$—	$260.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Additional capital contribution from parent	43.1	43.1	(43.1)	43.1
Requirements for:
Dividends to parent	(36.6)	(61.6)	36.6	(61.6)
Net change in intercompany short-term borrowings	(31.2)	(8.1)	39.3	—
Net change in short-term borrowings	—	16.5	—	16.5
Net cash used in financing activities	(24.7)	(10.1)	32.8	(2.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Consolidated subsidiary distributions	—	36.6	(36.6)	—
Requirements for:
Capital expenditures, excluding AFUDC equity	(225.9)	(35.0)	—	(260.9)
Consolidated subsidiary investments	—	(43.1)	43.1	—
Other costs	(2.4)	—	—	(2.4)
Changes in restricted cash	0.9	—	—	0.9
Net change in short-term intercompany notes receivable	8.1	31.2	(39.3)	—
Net cash used in investing activities	(219.3)	(10.3)	(32.8)	(262.4)
Net change in cash & cash equivalents	(3.2)	(0.8)	—	(4.0)
Cash & cash equivalents at beginning of period	7.6	1.8	—	9.4
Cash & cash equivalents at end of period	$4.4	$1.0	$—	$5.4

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes billed to customers, which totaled $6.3 million and $5.5 million in the three months ended June 30, 2018 and 2017, respectively, as a component of operating revenues. During the six months ended June 30, 2018 and 2017, these taxes totaled $16.8 million and $14.9 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

6.	Supplemental Cash Flow Information

As of June 30, 2018 and December 31, 2017, the Company had accruals related to utility and nonutility plant purchases totaling approximately $35.7 million and $27.5 million, respectively.

7.	Transactions with Other Vectren Companies and Affiliates

Vectren Infrastructure Services Corporation (VISCO)
VISCO, a wholly owned subsidiary of the Company's parent, provides underground pipeline construction and repair services. VISCO's customers include the Company's utilities and fees incurred by the Company totaled $39.8 million and $51.6 million for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 totaled $64.4 million and $77.4 million, respectively. Amounts owed to VISCO at June 30, 2018 and December 31, 2017 are included in Payables to other Vectren companies in the Condensed Consolidated Balance Sheets.

Support Services & Purchases
The Company's parent provides corporate and general and administrative services to the Company and allocates certain costs to the Company, including costs for share-based compensation and for pension and other postretirement benefits that are not directly charged to subsidiaries. These costs are allocated using various allocators, including number of employees, number of customers and/or the level of payroll, revenue contribution and capital expenditures.  Allocations are at cost.  For the three months ended June 30, 2018 and 2017, the company received corporate allocations totaling $15.0 million and $16.5 million, respectively. For the six months ended June 30, 2018 and 2017, the Company received corporate allocations totaling $29.3 million and $33.4 million, respectively.

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

The Company's gas and electric utilities currently recover corporate income tax expense in Commission approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within each state. In addition, both Commissions have ordered each utility to establish regulatory assets and liabilities to record all estimated impacts of tax reform starting January 1, 2018. The Company is complying with both orders. In Indiana, the IURC held an initial conference of parties on February 6, 2018, and an order was issued by the Commission on February 16, 2018, outlining the process the utility companies are to follow. In accordance with the order, the Company filed March 26, 2018 for proposed changes to its rates and charges to consider the impact of the lower corporate federal income tax rate. The IURC approved an initial reduction to the Company’s current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. Also, on June 1, 2018, a settlement agreement, reached between the Company, the OUCC and a coalition of industrial customers, was filed with the IURC. The settlement agreement resolves all of the proposed changes to rates as a result of the TCJA, specifically regarding the refund of excess deferred taxes and the refund of the regulatory liabilities established starting January 1, 2018. The settlement agreement is pending before the Commission, and the Company expects an order in the third quarter. Once approved, the refund of excess deferred taxes and regulatory liabilities will commence starting no sooner than November 1, 2018 for the Company’s Indiana electric customers and January 1, 2019 for the Company’s Indiana gas customers.

In Ohio, in response to the PUCO's request for comments from utilities, Vectren submitted its response indicating that the issues should be addressed in its base rate case, which was filed on March 30, 2018.

On February 9, 2018, through the signing into law of the Bipartisan Budget Act of 2018, Section 179D of the Internal Revenue Code, which provides for the energy efficiency commercial buildings tax deduction, was retroactively extended to 2017 for one year.

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

Utility Holdings Term Loan
On July 30, 2018, Utility Holdings executed a term loan agreement and closed a two-year term loan with two banking partners. The term loan agreement provides for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan have been utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. Accordingly, the Condensed Consolidated Balance Sheets reflect the current maturity and a portion of short-term borrowings as long-term at June 30, 2018. The term loan’s interest rate is currently priced at one month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add approximately 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

Utility Holdings Borrowing Arrangements
The Merger would constitute a “Change of Control” under the note agreements pursuant to which Senior Notes issued by Utility Holdings in an aggregate principal amount of $1.025 billion. While the Merger would not result in an event of default under such note agreements, upon the consummation of the Merger the issuer would be required to offer to repurchase these notes at 100% of the principal amount thereof plus accrued interest.

The Merger is an event of default pursuant to Utility Holdings' short-term credit facility. Upon closing of the merger, CenterPoint will assume the obligations associated with the credit facility.

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

Letters of Credit
The Company from time to time, through its subsidiaries, issues letters of credit that support consolidated operations. At June 30, 2018, letters of credit outstanding total $8.6 million.

Legal & Regulatory Proceedings
The Company is party to various legal proceedings, audits, and reviews by taxing authorities and other government agencies arising in the normal course of business. In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company, including those described below, that are likely to have a material adverse effect on its financial condition, results of operations or cash flows.

Litigation Related to the Merger
As of August 2, 2018, seven purported Vectren shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in Vectren's proxy statement in connection with the merger. These cases are captioned Kuebler v. Vectren Corp., et al., Case No. 3:18-cv-00113-RLY-MPB (S.D. Ind.) (the “Kuebler Action”), Danigelis v. Vectren Corp., et al., Case No. 3:18-cv-00114-RLY-MPB (S.D. Ind.) (the “Danigelis Action”), Scarantino v. Vectren Corp., et al., Case No. 3:18-cv-00115-RLY-MPB (S.D. Ind.) (the “Scarantino Action”), Stein v. Vectren Corp., et al., Case No. 3:18-cv-00117-RLY-MPB (S.D. Ind.) (the “Stein Action”), Nisenshal v. Vectren Corp., et al., Case No. 3:18-cv-00121-RLY-MPB (S.D. Ind.) (the “Nisenshal Action”), VonSalzen v. Vectren Corp., et al., Case No. 3:18-cv-00122-RLY-MPB (S.D. Ind.) (the “VonSalzen Action”), and Kent v. Vectren Corp., et al., Case No. 1:18-cv-02263-SEB-TAB (S.D. Ind.) (the “Kent Action”). The Kuebler Action, the Danigelis Action, the Scarantino Action, the Nisenshal Action, and the Kent Action are asserted on behalf of putative classes of Vectren shareholders, while the Stein Action and the VonSalzen Action are brought only on behalf of their respective named plaintiffs.
All seven actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from this proxy statement.  The Kuebler Action, the Danigelis Action, the Stein Action, and the Nisenshal Action name as defendants Vectren and each of its directors, individually, and seek to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Scarantino Action and Kent Action also name as defendants Vectren and each of its directors, individually, and seek to enjoin the merger  (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), to compel Vectren's directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees, and damages.  The VonSalzen Action also names as defendants Vectren and each of its directors, individually, and seeks to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), a declaration that the proxy statement is materially false or misleading, to compel Vectren's directors to account for damages, profits, and any special benefits obtained, and an award of costs and attorneys’ and expert fees, and damages.
On July 10, 2018, the plaintiffs in the Kuebler Action and in the Danigelis Action filed motions for preliminary injunctions seeking to enjoin the Company from consummating the merger.  On July 11, 2018, the plaintiffs in the Kuebler Action and in the Danigelis Action filed a motion for consolidation of the Kuebler Action, the Danigelis Action, the Scarantino Action, and the Stein Action and appointment of their counsel as interim class counsel. On July 12, 2018, the plaintiff in the VonSalzen Action filed a notice in support of the motion for consolidation and appointment of lead counsel filed in the Kuebler Action and Danigelis Action. On July 23, 2018, the plaintiff in the Nisenshal Action filed a notice in support of the motion for consolidation and appointment of lead counsel filed in the Kuebler Action and Danigelis Action. On July 25, 2018, the plaintiff in the Kent Action filed a motion for consolidation of the Kuebler Action, the Danigelis Action, the Scarantino Action, the Stein Action, the Nisenshal Action, the VonSalzen Action, and the Kent Action, for appointment as interim lead plaintiff, and approval of his counsel as interim class counsel.  On July 31, 2018, Defendants filed their oppositions to the July 10, 2018 motions for preliminary injunction filed in the Kuebler Action and in the Danigelis Action. On August 1, 2018, the plaintiffs in the Kuebler Action and Danigelis Action filed a reply in support of their respective motions for consolidation, with a request to add the plaintiff from the Nisenshal Action and his counsel to the leadership group, and a response in opposition to the competing motion to consolidate filed by the plaintiff in the Kent Action. On August 7, 2018, the plaintiffs in the Kuebler Action and in the Danigelis Action filed a reply memorandum of law in further support of their motion for a preliminary injunction. On August 8, 2018, the court held a teleconference hearing where he granted the motion to consolidate, noted a forthcoming ruling on interim lead plaintiff and lead counsel, and set the motions for preliminary injunction in the Kuebler Action and Danigelis Action for hearing on August 15, 2018. On August 8, 2018, the plaintiff in the Kent Action filed a reply memorandum of law in further support of his motion for consolidation, for appointment as interim lead plaintiff, and for approval of his counsel as interim class counsel.

Vectren believes that these complaints are without merit. Vectren cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

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

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that weren't previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations. On July 25, 2018, the Company filed revised schedules in the pending TDSIC proceeding to remove approximately $6 million of service replacement investments.

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

At June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $82.9 million and
$78.0 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $341.3 million as of June 30, 2018, of which $261.1 million has been approved for recovery under the DRR through December 31, 2016. On May 1, 2018, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $60.0 million of investments made through December 31, 2017. The Company expects an order by September 2018. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $34.8 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At June 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $81.7 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

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

On September 20, 2017, the IURC issued an Order approving the Company’s electric system modification as reflected in the settlement agreement reached between the Company, the OUCC, and a coalition of industrial customers. The settlement agreement includes defined annual caps on recoverable capital investments, with the total approved plan set at $446.5 million. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement removed advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. The request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which is expected to be filed by the end of 2023. In that proceeding, settling parties have agreed not to oppose inclusion of the AMI project in rate base.

On December 20, 2017, the IURC issued an Order approving the initial rates necessary to begin cash recovery of 80 percent of the revenue requirement, inclusive of return, with the remaining 20 percent deferred for recovery in the utility's next general rate case. These initial rates captured approved investments made through April 30, 2017.

On May 23, 2018, the IURC issued an order (May 2018 order) approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company.  In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion’s potential application of the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion. As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations. The removal of the projects from the plan will occur when the company files its next TDSIC proceeding on August 1, 2018.

As of June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $4.9 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2018, the Company has approximately $15.6 million deferred related to depreciation and operating expenses, and $5.6 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

On February 20, 2018, as part of the electric generation transition plan case discussed below, the Company filed a request to commence recovery, under Senate Bill 251, of its already approved investments associated with the MATS and NOV Compliance Projects, including recovery of the authorized deferred balance. As proposed, recovery would reflect 80 percent of the authorized costs, including a return, recovery of depreciation and incremental operating expenses, and recovery of the prior deferred balance over a proposed period of 15 years. The remaining 20 percent will be deferred until the Company’s next base rate proceeding. The Company expects an order in the first half of 2019.

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

On March 7, 2017, the Indiana Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case was remanded to the IURC for further proceedings. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company filed supplemental testimony that supported lost margin recovery based on the average measure life of the plan, estimated at nine years, on 90 percent of the direct energy savings attributed to the programs. Testimony of intervening parties was filed on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 20, 2017, the Commission issued an order approving the DSM Plan for 2016-2017 including the recovery of lost margins consistent with the Company’s proposal. On January 22, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

On April 10, 2017, the Company submitted its request for approval to the IURC of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with the modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 28, 2017, the Commission issued an order approving the 2018 through 2020 Plan, inclusive of recovery of lost margins consistent with the Order issued on December 20, 2017. On January 26, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

For the three months ended June 30, 2018 and 2017, the Company recognized electric utility revenue of $5.9 million and
$5.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of June 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018.

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

As a part of this same proceeding, the Company seeks recovery under Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with Effluent Limitation Guidelines and Coal Combustion Residuals rules. The F.B. Culley investments, estimated to be approximately $95 million, will begin in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to the Company’s electric customers. Under Senate Bill 251, the Company is seeking recovery of 80 percent of the approved costs, including a return, using a tracking mechanism, with the remaining 20 percent of the costs deferred for recovery in the Company’s next base rate proceeding.

A public field hearing was held on July 11, 2018. Intervenors must file testimony by August 10, 2018. Evidentiary hearings are scheduled to commence October 9, 2018. On July 18, 2018, a group of intervenors, including the Indiana Coal Council, motioned for Summary Judgment, requesting that the Commission deny the CPCN authorizing construction, or extend the procedural schedule a minimum of 45 days after the Commission issues its annual statewide analysis for expansion of facilities for the generation of electricity, which is to be filed before October 1st of each year. The Company believes the request for summary judgment to be without merit and does not expect it to result in a revision to the CPCN proceeding’s procedural schedule. The Company expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. Filed testimony of intervening parties is expected on September 4, 2018, and an evidentiary hearing is scheduled for September 26, 2018. The Company would expect an order in the first half of 2019.

In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the extension of preliminary compliance deadlines related to ELG and CCR implementation are not expected to have a significant impact on the Company’s long-term generation transition plan.

On September 21, 2017, the Company and Alcoa agreed to continue the joint ownership and operation of Warrick Unit 4 through 2023. This aligns with the Company's long-term electric generation transition plan, and the expected exit at the end of 2023 is consistent with the IRP which reflects having completed all planned unit retirements and bringing new resources online by that date.

On September 28, 2017, the Department of Energy (DOE) issued a Notice of Proposed Rulemaking (NOPR) to the FERC for consideration of payment to certain resources that have on-site fuel and demonstrate a form of resilience. On January 8, 2018, after receiving a majority of comments from the Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) opposing the relief requested by the DOE, the FERC declined to issue the NOPR and, instead, initiated a proceeding (FERC Docket No. AD18-7) to further explore the current planning that RTOs and ISOs are undertaking to ensure resiliency, as well as other regional aspects to determine the need for action of the type recommended by the DOE. This proceeding is still pending before the FERC. In the interim, a draft memorandum that was purportedly prepared by the DOE was made public on May 31, 2018. The draft memorandum calls for immediate action by the President of the United States to exercise authority under the Defense Production Act and Federal Power Act to provide for temporary subsidy payments to coal and nuclear resources while a two year study is performed to identify Defense Critical Electric Infrastructure (DCEI). The draft memorandum expands upon the original resiliency concerns expressed in the DOE's September 28, 2017 submission. Following the publication of the draft DOE memorandum, President Trump publicly called for immediate action by the DOE. To date, the DOE has not publicly taken action, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s upcoming 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On March 15, 2018, EPA published its proposed reconsideration of certain provisions of the existing CCR rule to bring the rule consistent with the WIIN Act. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect.

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

As of June 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company spent approximately $17 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

On July 20, 2018, the Company filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation, and pond closure costs incurred to comply with the CCR rule. The Company intends to apply any net proceeds from this litigation to offset costs that have been and will be deferred for future recovery from customers.

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

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires that IDEM conduct a case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. On July 23, 2018, the U.S. Court of Appeals for the Second Circuit upheld the final rule on judicial review. The Company is currently undertaking the required ecological studies and anticipates timely compliance in 2021-2022. To comply, the Company believes capital investments will likely be in the range of $4 million to $8 million.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2018 and December 31, 2017, approximately $2.4 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

13.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,729.5	$1,815.6	$1,579.5	$1,715.2
Short-term borrowings	112.0	112.0	179.5	179.5
Cash & cash equivalents	6.3	6.3	9.8	9.8
Natural gas purchase instrument assets (1)	—	—	0.5	0.5
Natural gas purchase instrument liabilities (2)	11.8	11.8	4.5	4.5
Interest rate swap assets (3)	1.5	1.5	—	—
Interest rate swap liabilities (4)	—	—	1.4	1.4
(1) Presented in "Prepayments & other current assets" for current and "Other utility & corporate investments" for noncurrent on the Condensed Consolidated Balance Sheets (unaudited).
(2) Presented in "Accrued liabilities" for current and "Deferred credits & other liabilities" for noncurrent on the Condensed Consolidated Balance Sheets (unaudited).
(3) Presented in "Other investments" on the Condensed Consolidated Balance Sheets (unaudited).
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

The Company will adopt the guidance effective January 1, 2019 and is evaluating available practical expedients and the standard to determine the impact it will have on the financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Revenues
Gas Utility Services	$149.3	$144.0	$478.6	$436.8
Electric Utility Services	143.3	141.8	277.4	273.8
Other Operations	11.8	11.4	23.6	22.8
Eliminations	(11.7)	(11.3)	(23.5)	(22.7)
Total Revenues	$292.7	$285.9	$756.1	$710.7
Profitability Measure - Net Income
Gas Utility Services	$5.3	$7.0	$61.3	$54.9
Electric Utility Services	17.8	15.9	31.8	29.6
Other Operations	2.4	2.6	6.7	6.9
Total Net Income	$25.5	$25.5	$99.8	$91.4

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

Indiana Gas provides energy delivery services to approximately 601,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 321,000 natural gas customers located near Dayton in west-central Ohio. The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.

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
Vectren, CenterPoint and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, Vectren has agreed, subject to certain exceptions, to conduct its businesses in the ordinary course, consistent with past practice, from the date of the Merger Agreement until closing, and not to take certain actions prior to the closing of the Merger without the approval of CenterPoint. Vectren has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s parent's shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s parent shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, Vectren, CenterPoint and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal regulatory bodies, including FERC, subject to certain exceptions, including that such efforts not result in a "Burdensome Condition" (as defined in the Merger Agreement). While approval of the Merger Agreement is not required by the Indiana Utility Regulatory Commission ("IURC") or the Public Utilities Commission of Ohio ("PUCO"), informational filings have been made with each commission.
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

On June 15, 2018, Vectren and CenterPoint submitted their filings with the Federal Energy Regulatory Commission and initiated informational proceedings with regulators in Indiana and Ohio. The IURC has set a schedule for the review of information that has been voluntarily submitted by the companies regarding the merger that includes an October 17, 2018 hearing. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, Vectren filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals for the transfer of control of the Vectren subsidiaries which hold radio licenses. As of August 2, 2018, seven purported Vectren shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in Vectren's proxy statement in connection with the merger as discussed in Note 9. A special Vectren shareholders meeting to vote on matters relating to the proposed merger is scheduled for August 28, 2018. Subject to receipt of remaining approvals, Vectren continues to anticipate that the closing of the merger will occur no later than the first quarter of 2019.

Executive Summary of Consolidated Results of Operations

In the second quarter of 2018, the Company's earnings were $25.5 million, compared to $25.5 million in 2017. In the six months ended June 30, 2018, the Company earned $99.8 million, compared to $91.4 million in 2017. The Company's results in the quarter and year to date periods reflect increased earnings from the returns on continued investment in the gas infrastructure replacement programs in Indiana and Ohio and favorable impact of weather in 2018 compared to 2017. These increases are partially offset by unfavorable impacts of certain timing items.

Use of Non-GAAP Performance Measures

Margin
Throughout this discussion, the terms Gas utility margin and Electric utility margin are used, which are non-GAAP measures.  Gas utility margin is calculated as Gas utility revenues less the Cost of gas sold.  Electric utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  These measures are not specifically defined by GAAP, and therefore, are non-GAAP. The Company believes Gas utility margins and Electric utility margins are better indicators of relative contribution than Gas utility revenues and Electric utility revenues, their closest GAAP measures, since gas prices and fuel and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers. These non-GAAP measures should not be considered a substitute for, or superior to, measures calculated in accordance with GAAP.

Results of Operations

Gas Utility Margin (Non-GAAP measure) (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Gas utility revenues	$149.3	$144.0	$478.6	$436.8
Cost of gas sold	41.6	37.2	186.8	150.1
Total gas utility margin (non-GAAP)	$107.7	$106.8	$291.8	$286.7
Margin attributed to:
Residential & commercial customers	$79.9	$81.3	$217.4	$220.6
Industrial customers	15.8	16.1	37.9	37.2
Other	2.3	2.2	5.4	5.0
Regulatory expense recovery mechanisms	9.7	7.2	31.1	23.9
Total gas utility margin (non-GAAP)	$107.7	$106.8	$291.8	$286.7
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	15.5	10.5	70.7	53.3
Industrial customers	36.4	26.9	78.7	61.8
Total sold & transported volumes	51.9	37.4	149.4	115.1

Gas utility margins were $107.7 million and $291.8 million for the three and six months ended June 30, 2018, and compared to 2017, increased $0.9 million quarter over quarter and $5.1 million year over year. Gas utility margins increased $7.5 million in the quarter and $20.2 million year over year when excluding margin from regulatory expense recovery mechanisms, which increased $2.5 million quarter over quarter and $7.2 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $9.1 million and year to date by $22.3. Gas margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $5.9 million quarter over quarter and $14.8 million year over year. Large customer margins were up $0.9 million quarter over quarter and $2.6 million year over year, largely driven by favorable weather compared to the first quarter of 2017. With rate designs that substantially limit the impact of weather on small customer margin, the normal weather in the first six months of 2018 compared to the warmer than normal weather in the first six months of 2017 increased sold and transported volumes, but had only a slight favorable impact on small customer margin. Heating degree days were 102 percent of normal in Ohio and 100 percent of normal in Indiana in the first six months of 2018, compared to 89 percent of normal in Ohio and 81 percent of normal in Indiana in the same period in 2017.

Electric Utility Margin (Non-GAAP measure) (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Electric utility revenues	$143.3	$141.8	$277.4	$273.8
Cost of fuel & purchased power	47.8	43.6	90.1	84.7
Total electric utility margin (non-GAAP)	$95.5	$98.2	$187.3	$189.1
Margin attributed to:
Residential & commercial customers	$61.3	$63.0	$119.0	$120.6
Industrial customers	22.9	23.8	44.6	46.8
Other	0.6	0.9	1.6	1.9
Regulatory expense recovery mechanisms	3.5	2.5	8.1	4.8
Subtotal: retail	$88.3	$90.2	$173.3	$174.1
Wholesale power & transmission system margin	7.2	8.0	14.0	15.0
Total electric utility margin (non-GAAP)	$95.5	$98.2	$187.3	$189.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	680.0	645.3	1,338.6	1,246.3
Industrial customers	559.6	521.4	1,055.0	1,012.9
Other customers	3.3	4.9	10.9	10.9
Total retail volumes	1,242.9	1,171.6	2,404.5	2,270.1
Wholesale	215.8	160.4	346.7	239.2
Total volumes sold	1,458.7	1,332.0	2,751.2	2,509.3

Retail
Electric retail utility margins were $88.3 million and $173.3 million for the three and six months ended June 30, 2018, and compared to 2017, decreased by $1.9 million quarter over quarter and $0.8 million year over year. Electric retail utility margins increased $4.5 million quarter over quarter and $9.2 million year over year, when excluding margin from regulatory expense recovery mechanisms, which increased $1.0 million quarter over quarter and $3.3 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $7.4 million and year to date by $13.3 million. Electric margin, which is not protected by weather normalizing mechanisms, reflects a $4.8 million increase in customer margin in the quarter and $9.0 increase year to date related to weather. In the quarter, annualized cooling degree days were 119 percent of normal, compared to 108 percent of normal in 2017. Year to date results also reflect favorable heating degree days, which were 100 percent of normal in the 2018 year to date period compared to 81 percent of normal in 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
MISO Transmission system margin	$5.3	$6.8	$10.7	$12.6
MISO Off-system margin	1.9	1.2	3.3	2.4
Total wholesale margin	$7.2	$8.0	$14.0	$15.0

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $5.3 million and $6.8 million during the three months ended June 30, 2018 and 2017, respectively. Transmission system margin was $10.7 million and $12.6 million during the six months ended June 30, 2018 and 2017, respectively. The impact of tax reform reduced MISO Transmission system margins by $0.5 million and $1.0 million in the three and six months ended June 30, 2018, respectively. The Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with an original cost of $106.8 million that earned the FERC approved equity rate of return.

In the second quarter of 2018, margin from off system sales was $1.9 million compared to $1.2 million in 2017. For the six months ended June 30, 2018, margin from off-system sales was $3.3 million compared to $2.4 million in 2017. The base rate changes implemented in May 2011 require wholesale margin from off-system sales earned above or below $7.5 million per year to be shared equally with customers. Results for the periods presented are net of sharing and are consistent with the prior period.

Operating Expenses

Other Operating
During the second quarter of 2018, other operating expenses were $87.4 million, an increase of $4.2 million, compared to the second quarter of 2017. For the six months ended June 30, 2018, other operating expenses were $182.2 million, an increase of $13.4, compared to 2017. Excluding costs recovered directly in margin, other operating expenses decreased $0.1 million quarter over quarter and increased $3.8 million year over year when compared to 2017, primarily due to an increase resulting from the timing of power plant maintenance expenses.

Depreciation & Amortization
In the second quarter of 2018, depreciation and amortization expense was $61.9 million, compared to $57.9 million in 2017. For the six months ended June 30, 2018, depreciation and amortization expense was $122.9 million, which represents an increase of $7.6 million compared to 2017. The increases reflect increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $14.8 million and $13.1 million for the second quarter of 2018 and 2017, respectively. Year to date, taxes other than income taxes were $33.9 million, compared to $27.5 million in 2017. The increase in taxes other than income taxes in the quarter and year to date periods compared to 2017 was primarily related to higher property taxes, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Income Taxes
Income taxes were $3.3 million and $14.4 million for the first quarter of 2018 and 2017, respectively.  Year to date, income taxes were $18.9 million, compared to $51.4 million 2017. The decreases relate primarily to the decline in the federal income tax rate from 35% to 21%, effective January 1, 2018, as well as the amortization of excess deferred income taxes beginning in the first quarter of 2018. Both the tax rate change and the excess deferred tax amortization relate directly to the passage of the TCJA in December 2017 and have associated revenue reductions.

Other Income - Net
Other income-net reflects income of $9.7 million for the second quarter of 2018, an increase of $3.1 million, compared to 2017. Year to date, other income-net reflects income of $18.5 million, compared to $13.7 million in 2017. The increases are primarily due to increased AFUDC driven by increased capital expenditures related to gas infrastructure investment programs.

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

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that weren't previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations. On July 25, 2018, the Company filed revised schedules in the pending TDSIC proceeding to remove approximately $6 million of service replacement investments.

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

At June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $82.9 million and
$78.0 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $341.3 million as of June 30, 2018, of which $261.1 million has been approved for recovery under the

DRR through December 31, 2016. On May 1, 2018, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $60.0 million of investments made through December 31, 2017. The Company expects an order by September 2018. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $34.8 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At June 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $81.7 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

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

On September 20, 2017, the IURC issued an Order approving the Company’s electric system modification as reflected in the settlement agreement reached between the Company, the OUCC, and a coalition of industrial customers. The settlement agreement includes defined annual caps on recoverable capital investments, with the total approved plan set at $446.5 million. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement removed advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. The request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which is expected to be filed by the end of 2023. In that proceeding, settling parties have agreed not to oppose inclusion of the AMI project in rate base.

On December 20, 2017, the IURC issued an Order approving the initial rates necessary to begin cash recovery of 80 percent of the revenue requirement, inclusive of return, with the remaining 20 percent deferred for recovery in the utility's next general rate case. These initial rates captured approved investments made through April 30, 2017.

On May 23, 2018, the IURC issued an order (May 2018 order) approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company.  In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion’s potential application of the Company’s Plan.  The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion.  As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations. The removal of the projects from the plan will occur when the company files its next TDSIC proceeding on August 1, 2018.

As of June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $4.9 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2018, the Company has approximately $15.6 million deferred related to depreciation and operating expenses, and $5.6 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

On February 20, 2018, as part of the electric generation transition plan case discussed below, the Company filed a request to commence recovery, under Senate Bill 251, of its already approved investments associated with the MATS and NOV Compliance Projects, including recovery of the authorized deferred balance. As proposed, recovery would reflect 80 percent of the authorized costs, including a return, recovery of depreciation and incremental operating expenses, and recovery of the prior deferred balance over a proposed period of 15 years. The remaining 20 percent will be deferred until the Company’s next base rate proceeding. The Company expects an order in the first half of 2019.

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

On March 7, 2017, the Indiana Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case was remanded to the IURC for further proceedings. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company filed supplemental testimony that supported lost margin recovery based on the average measure life of the plan, estimated at nine years, on 90 percent of the direct energy savings attributed to the programs. Testimony of intervening parties was filed on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 20, 2017, the Commission issued an order approving the DSM Plan for 2016-2017 including the recovery of lost margins consistent with the Company’s proposal. On January 22, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

On April 10, 2017, the Company submitted its request for approval to the IURC of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with the modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 28, 2017, the Commission issued an order approving the 2018 through 2020 Plan, inclusive of recovery of lost margins consistent with the Order issued on December 20, 2017. On January 26, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

For the three months ended June 30, 2018 and 2017, the Company recognized electric utility revenue of $5.9 million and

$5.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of June 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018.

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

As a part of this same proceeding, the Company seeks recovery under Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with Effluent Limitation Guidelines and Coal Combustion Residuals rules. The F.B. Culley investments, estimated to be approximately $95 million, will begin in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to the Company’s electric customers. Under Senate Bill 251, the Company is seeking recovery of 80 percent of the approved costs, including a return, using a tracking mechanism, with the remaining 20 percent of the costs deferred for recovery in the Company’s next base rate proceeding.

A public field hearing was held on July 11, 2018. Intervenors must file testimony by August 10, 2018. Evidentiary hearings are scheduled to commence October 9, 2018. On July 18, 2018, a group of intervenors, including the Indiana Coal Council, motioned for Summary Judgment, requesting that the Commission deny the CPCN authorizing construction, or extend the procedural schedule a minimum of 45 days after the Commission issues its annual statewide analysis for expansion of facilities for the generation of electricity, which is to be filed before October 1st of each year. The Company believes the request for summary judgment to be without merit and does not expect it to result in a revision to the CPCN proceeding’s procedural schedule. The Company expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. Filed testimony of intervening parties is expected on September 4, 2018, and an evidentiary hearing is scheduled for September 26, 2018. The Company would expect an order in the first half of 2019.

In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the extension of preliminary compliance deadlines related to ELG and CCR implementation are not expected to have a significant impact on the Company’s long-term generation transition plan.

On September 21, 2017, the Company and Alcoa agreed to continue the joint ownership and operation of Warrick Unit 4 through 2023. This aligns with the Company's long-term electric generation transition plan, and the expected exit at the end of 2023 is consistent with the IRP which reflects having completed all planned unit retirements and bringing new resources online by that date.

On September 28, 2017, the Department of Energy (DOE) issued a Notice of Proposed Rulemaking (NOPR) to the FERC for consideration of payment to certain resources that have on-site fuel and demonstrate a form of resilience. On January 8, 2018, after receiving a majority of comments from the Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) opposing the relief requested by the DOE, the FERC declined to issue the NOPR and, instead, initiated a proceeding (FERC Docket No. AD18-7) to further explore the current planning that RTOs and ISOs are undertaking to ensure resiliency, as well as other regional aspects to determine the need for action of the type recommended by the DOE. This proceeding is still pending before the FERC. In the interim, a draft memorandum that was purportedly prepared by the DOE was made public on May 31, 2018. The draft memorandum calls for immediate action by the President of the United States to exercise authority under the Defense Production Act and Federal Power Act to provide for temporary subsidy payments to coal and nuclear resources while a two year study is performed to identify Defense Critical Electric Infrastructure (DCEI). The draft memorandum expands upon the original resiliency concerns expressed in the DOE's September 28, 2017 submission. Following the publication of the draft DOE memorandum, President Trump publicly called for immediate action by the DOE. To date, the DOE has not publicly taken action, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s upcoming 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On March 15, 2018, EPA published its proposed reconsideration of certain provisions of the existing CCR rule to bring the rule consistent with the WIIN Act. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect.

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

As of June 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company spent approximately $17 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

On July 20, 2018, the Company filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation, and pond closure costs incurred to comply with the CCR rule. The Company intends to apply any net proceeds from this litigation to offset costs that have been and will be deferred for future recovery from customers.

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

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires that IDEM conduct a case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. On July 23, 2018, the U.S. Court of Appeals for the Second Circuit upheld the final rule on judicial review. The Company is currently undertaking the required ecological studies and anticipates timely compliance in 2021-2022. To comply, the Company believes capital investments will likely be in the range of $4 million to $8 million.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2018 and December 31, 2017, approximately $2.4 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Company will adopt the guidance effective January 1, 2019 and is evaluating available practical expedients and the standard to determine the impact it will have on the financial statements.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Utility Holdings funds the short-term and long-term financing needs of its utility subsidiaries.  The Company's parent does not guarantee the Company's debt.  Outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by SIGECO, Indiana Gas, and VEDO.  The guarantees are full and unconditional and joint and several, and the Company has no subsidiaries other than the subsidiary guarantors.  Information about the subsidiary guarantors as a group is included in Note 4 to the condensed consolidated financial statements.  Long-term debt and short-term obligations outstanding at June 30, 2018 approximated $1.345 billion and $112 million, respectively. Additionally, prior to the Company's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at June 30, 2018 was approximately $384 million.

The Company’s operations have historically been the primary source for Vectren’s common stock dividends.

The credit ratings of the senior unsecured debt of the Company, SIGECO and Indiana Gas, at June 30, 2018, were A-/A2, as rated by S&P Global Ratings (S&P Global) and Moody’s Investor Services (Moody’s), respectively.  The credit ratings on SIGECO's secured debt were A/Aa3.  The Company's commercial paper had a credit rating of A-2/P-1. S&P Global and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

On March 9, 2018, S&P Global affirmed its credit ratings, but changed the Company's and subsidiaries' outlook from stable to negative, citing the impacts of tax reform as the primary driver. On April 24, 2018, S&P Global reaffirmed its current ratings, and as a result of the Merger, it placed the Company's and subsidiaries on negative watch, which means closely monitored for potential near term changes in its credit ratings. On April 25, 2018, Moody's reaffirmed its current credit ratings and stable outlook. While no actions were taken on any specific company, on June 18, 2018, Moody's issued a report noting the rating agency has shifted its outlook on the regulated utility industry to negative citing weaker cash flows resulting from tax reform and higher leverage due to the reduced cash flow and continued capital spending.

The Company’s consolidated equity capitalization objective is 50-60 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity to long-term capitalization ratio was 50 percent and 52 percent as of June 30, 2018 and December 31, 2017, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholder’s equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2018, the Company was in compliance with all debt covenants.

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

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. This authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. On June 28, 2018, an Order for long-term financing authority of $120 million of long-term debt and $60 million of equity financing was received from the PUCO for VEDO and expires in June 2019. On February 22, 2017, orders for long-term financing authority of $160 million and $200 million of long-term debt, and $120 million and $180 million of equity financing, were received from the IURC for SIGECO and Indiana Gas, respectively. These orders expire in March 2019.

Utility Holdings Term Loan
On July 30, 2018, Utility Holdings executed a term loan agreement and closed a two-year term loan with two banking partners. The term loan agreement provides for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan have been utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. Accordingly, the Condensed Consolidated Balance Sheets reflect the current maturity and a portion of short-term borrowings as long-term at June 30, 2018. The term loan’s interest rate is currently priced at one month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add approximately 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

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

Consolidated Short-Term Borrowing Arrangements
At June 30, 2018, the Company had $400 million of short-term borrowing capacity.  As reduced by borrowings and letters of credit outstanding, approximately $133 million was available. These short-term credit facilities were extended in July 2017 and are available through July 2022. As of June 30, 2018, there were $5.2 million letters of credit outstanding under the facility.

The Company has historically funded its short-term borrowing needs through the commercial paper market and expects to use the short-term borrowing facility in instances where the commercial paper market is not efficient. Following is certain information regarding these short-term borrowing arrangements:

(In millions)	2018	2017
As of June 30
Balance Outstanding	$262.0	$210.9
Weighted Average Interest Rate	2.35%	1.41%
Year to Date Average - June 30
Balance Outstanding	$170.0	$136.6
Weighted Average Interest Rate	2.11%	1.07%
Maximum Month End Balance Outstanding	$262.0	$210.9

(In millions)	2018	2017
Quarterly Average - June 30
Balance Outstanding	$178.9	$120.8
Weighted Average Interest Rate	2.31%	1.21%
Maximum Month End Balance Outstanding	$262.0	$210.9

Impact of Tax Reform on Liquidity
The Company has realized cash flow benefits from tax legislation, such as the Protecting Americans from Tax Hikes (Path Act) enacted in 2015, which allowed for immediate expensing of 50 percent of capital expenditures through 2017 for tax purposes. Such accelerated expense recognition reduced tax payments due to the government. The TCJA enacted on December 22, 2017, which eliminates the accelerated expensing provisions for regulated utilities and reduces the corporate tax rate to 21 percent, has reduced, and will continue to reduce liquidity by 1) reducing the Utility Group’s ability to accelerate expense for capital expenditures for tax purposes and 2) reducing cash collected from customers due to the lower tax rate. The Company further expects that the reduced federal corporate income tax rate could result in additional cash available from Vectren's nonutility operations to help fund utility capital expenditures or other operating needs.

Utility Holdings Borrowing Arrangements
The Merger would constitute a “Change of Control” under the note agreements pursuant to which Senior Notes issued by Utility Holdings in an aggregate principal amount of $1.025 billion. While the Merger would not result in an event of default under such note agreements, upon the consummation of the Merger the issuer would be required to offer to repurchase these notes at 100% of the principal amount thereof plus accrued interest.

The Merger is an event of default pursuant to Utility Holdings' short-term credit facility. Upon closing of the merger, CenterPoint will assume the obligations associated with the credit facility.

Potential Uses of Liquidity

Pension Funding Obligations
For the six months ended June 30, 2018, the Company's parent contributed $3.5 million to its qualified pension plans, a majority of which was funded by the Company. The Company's parent does not anticipate making any additional contributions for the remainder of 2018.

Planned Capital Expenditures
Capital expenditures are estimated at approximately $320 million for the remainder of 2018.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by the Company and its subsidiaries as well as certain plant and nonutility plant purchase commitments. For the six months ended June 30, 2018, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $244.3 million and $260.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in operating cash flow for the six months ended June 30, 2018 compared to 2017 is driven primarily by the Company’s $35.7 million contribution to the Vectren Foundation, a 501(c)(3) charitable organization, affiliated with, but separate from, Vectren Corporation and reflected in Accounts payable at December 31, 2017 in the Condensed Consolidated Balance Sheets.

Financing Cash Flow
Net cash flow required for financing activities were $19.6 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively. The increase in financing cash flow for the six months ended June 30, 2018 compared to 2017 is driven primarily by increased short-term borrowings utilized to fund the Vectren Foundation and increased capital expenditures. Financing activity in both periods reflects the payment of dividends to the Company's parent.

Investing Cash Flow
Cash flow required for investing activities was $267.4 million and $262.4 million during the six months ended June 30, 2018 and 2017, respectively. The primary use of cash in both periods reflects expenditures for capital expenditures.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, or physical attacks adversely affect the Company's facilities, operations, financial condition, results of operations, and reputation.

•	Cyber attacks or similar occurrences may adversely affect the Company's facilities, operations, corporate reputation, financial condition, and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

As of August 2, 2018, seven purported Vectren shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Vectren's proxy statement in connection with the merger as discussed in Footnote 9 to the consolidated financial statements. We believe that these complaints are without merit. We cannot predict the outcome of, or estimate the possible loss or range of loss from, these matters.

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

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Vectren, (2) receipt of all required regulatory and statutory approvals without the imposition of a "Burdensome Condition," (3) absence of any law or order prohibiting the consummation of the Merger and (4) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Vectren and its subsidiaries.

The conditions to the Merger may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the Merger may take longer than Vectren and CenterPoint expect. The completion of the merger may also be delayed by shareholder lawsuits filed under federal securities laws. The occurrence of any of these events individually or in combination could negatively affect the trading price of the Vectren's common stock and Vectren's future business and financial results and subject Vectren to the following:

•
negative reactions from the financial markets, including declines in the price of the Vectren's common stock due to the fact that the current price may reflect a market assumption that the Merger will be completed;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.1
First Amendment to Vectren Corporation At-Risk Compensation Plan, as amended and restated May 24, 2016 (as most recently amended and restated as of May 1, 2018). (Filed and designated in Form 8-K dated May 16, 2018, File No. 1-15467, as Exhibit 10.1).

10.2	Term Loan Agreement dated as of July 30, 2018. (Filed and designated in Form 8-K dated July 30, 2018, File No. 1-15467, as Exhibit 10.1).

10.3
Second Amendment to Vectren Corporation At-Risk Compensation Plan, as amended and restated May 24, 2016 and further amended effective May 1, 2018. (Filed and designated in Form 8-K dated August 8, 2018, File No. 1-15467, as Exhibit 10.1).

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

VECTREN UTILITY HOLDINGS, INC.
Registrant

August 9, 2018	/s/ M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)